Form 10-Q
period 1996-03-31
BANKNORTH GROUP INC /NEW/ /DE/
filed 1996-05-13
CIK 851105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

     Commission file number (0-18173)


                              BANKNORTH GROUP, INC.
             (Exact name of registrant as specified in its charter)



               DELAWARE                                03-0321189
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Indentification No.)



                               300 FINANCIAL PLAZA
                                  P.O. BOX 5420
                               BURLINGTON, VERMONT
                    (Address of principal executive offices)

                                      05401
                                   (Zip Code)

                                 (802) 658-9959
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes  [X]   No  [ ]

7,826,648 shares of common stock, $l.00 par, outstanding on March 31, 1996.

1ST QUARTER 1996 FINANCIAL HIGHLIGHTS (UNAUDITED)

                                                              Three Months Ended             Years Ended
                                                                   March 31,                 December 31,
                                                            ----------------------------------------------------
                                                            1996          1995          1995          1994
                                                            ----------------------------------------------------
                                                               (Dollars in thousands, except per share data)

INCOME DATA
   Net interest income, taxable equivalent                  $   24,796    $   21,314    $   85,331    $   75,323
   Net interest margin                                            4.93%         4.92%         4.79%         4.65%

   Net income                                               $    4,750    $    5,242    $   22,373    $   16,041

PERIOD END BALANCES
   Assets                                                   $2,414,106    $1,862,651    $1,910,174    $1,873,888
   Earning assets                                            2,246,022     1,766,223     1,779,642     1,761,426
   Loans                                                     1,735,050     1,313,169     1,351,053     1,296,071
   Deposits                                                  2,040,625     1,412,217     1,560,769     1,443,467
   Short-term borrowings                                       111,910       188,687       116,213       155,146
   Long-term debt                                               49,366       103,824        55,997       121,589
   Shareholders' equity                                        191,721       141,359       159,936       135,564

AVERAGE BALANCES
   Assets                                                   $2,159,688    $1,846,908    $1,875,400    $1,713,814
   Earning assets, net of fair value adjustment              2,022,082     1,757,856     1,781,864     1,621,251
   Loans                                                     1,538,784     1,295,777     1,329,188     1,187,773
   Deposits                                                  1,785,940     1,415,581     1,453,878     1,306,749
   Short-term borrowings                                       124,853       167,810       164,010       145,616
   Long-term debt                                               52,411       108,613        94,107       113,364
   Shareholders' equity                                        175,518       137,492       145,950       131,008

SHARE AND PER SHARE DATA
   Shares outstanding                                        7,826,648     6,804,425     6,804,425     6,804,425
   Weighted average shares outstanding                       7,332,386     6,804,425     6,804,425     6,804,425

   Net income                                               $     0.65    $     0.77    $     3.29    $     2.36
   Cash dividends declared                                        0.25          0.23          0.92          0.60
   Market price:
      High                                                       38.50         25.75         39.50         26.00
      Low                                                        32.50         21.75         21.75         17.75
      Close                                                      35.25         23.50         38.50         22.00
   Share volume                                              1,149,471       457,704     2,205,539     3,406,370
   Average monthly share volume                                383,157       152,568       183,795       283,864

   Book value                                                    24.50         20.77         23.50         19.92
   Tangible book value                                           18.92         18.95         21.75         18.07

KEY RATIOS
   Return on average assets                                       0.88%         1.15%         1.19%         0.94%
   Return on average shareholders' equity                        10.88         15.46         15.33         12.24
   Efficiency ratio (adjusted for non-recurring items)           65.11         66.61         65.79         69.98

   Net loan charge-offs to average loans                          0.22          0.27          0.28          0.40
   Provision for loan losses to average loans                     0.34          0.31          0.33          0.27
   Allowance for loan losses to loans, p.e                        1.39          1.64          1.64          1.65
   Allowance for loan losses coverage of non-performing
    loans, p.e                                                  158.21        105.95        158.15        110.56
   Non-performing assets to total assets, p.e                     0.66          1.13          0.79          1.07

   Total capital to risk-adjusted assets, p.e                    10.32         12.12         12.48         11.86
   Tier 1 capital to risk-adjusted assets, p.e                    9.07         10.86         11.22         10.61
   Tier 1 capital to average total assets (leverage)              7.29          7.51          8.05          7.41


INDEX TO FORM 10-Q

PART I                                                                                                    Page
- --------------------------------------------------------------------------------------------------------------

Item l   Financial Statements
               Consolidated Statements of Income For the Three Months Ended March 31, 1996
               and 1995 (Both unaudited)                                                                   3

               Consolidated Balance Sheets at March 31, 1996 (Unaudited), December 31, 1995 and
               March 31, 1995 (Unaudited)                                                                  4

               Consolidated Statements of Changes in Shareholders' Equity For the Period
               December 31, 1994 to March 31, 1996 (Unaudited)                                             5

               Consolidated Statements of Cash Flows for the Three Months ended March 31, 1996
               and 1995 (Both unaudited)                                                                   6

               Notes to Unaudited Consolidated Interim Financial Statements                                7

               Independent Auditors' Report                                                                9


Item 2   Management's Discussion and Analysis of Financial Condition and Results of Operations            10


PART II
- --------------------------------------------------------------------------------------------------------------

Item 1   Legal Proceedings                                                                               N/A

Item 2   Changes in Securities                                                                           N/A

Item 3   Defaults Upon Senior Securities                                                                 N/A

Item 4   Submission of Matters to a Vote of Security Holders                                             N/A

Item 5   Other Information                                                                               N/A

Item 6   Exhibits and Reports on Form 8-K                                                                26

         Signatures                                                                                      27



CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                              1996       1995
                                                              ------------------
                                                              (In thousands, except
                                                              for per share amounts)

Interest income:
   Interest and fees on loans                                 $35,817   $ 29,824
   Interest on money market investments                           405        136
   Interest on securities available for sale                    6,050      1,949
   Interest on investment securities                              861      4,891
                                                              ------------------
      Total interest income                                    43,133     36,800

Interest expense:
   Deposits                                                    16,336     11,654
   Short-term borrowed funds                                    1,416      2,295
   Long-term debt                                                 765      1,681
                                                              ------------------
      Total interest expense                                   18,517     15,630
                                                              ------------------

Net interest income                                            24,616     21,170
Less: provision for loan losses                                 1,300      1,000
                                                              ------------------

Net interest income after provision for loan losses            23,316     20,170

Other operating income:
   Income from trust activities                                 1,996      1,822
   Service charges on depositor accounts                        1,340      1,236
   Credit card income                                             599        598
   Loan servicing income                                          679        718
   Net loan transactions                                          601         92
   Net securities transactions                                      3          7
   Net loss on sale of fixed and other assets                      --         (5)
   Other income                                                   668        574
                                                              ------------------
      Total other operating income                              5,886      5,042

Other operating expenses:
   Salaries                                                     8,375      6,737
   Employee benefits                                            2,171      1,787
   Net occupancy expenses                                       1,786      1,431
   Equipment and software expenses                              1,433      1,351
   Data processing fees                                         1,108      1,186
   FDIC deposit insurance and other regulatory expenses            99        914
   Other real estate owned and repossession expenses               30        277
   Legal and professional fees                                    857        772
   Printing and supplies expenses                               1,426        449
   Advertising and marketing expenses                           1,097        412
   Amortization of goodwill                                       731        159
   Other expenses                                               3,040      2,353
                                                              ------------------
      Total other operating expenses                           22,153     17,828
                                                              ------------------

Income before income taxes                                      7,049      7,384
Income tax expense                                              2,299      2,142
                                                              ------------------
Net income                                                    $ 4,750   $  5,242
                                                              ==================
Net income per share                                          $  0.65   $   0.77


See accompanying notes to unaudited interim consolidated financial statements.



CONSOLIDATED BALANCE SHEETS

                                                                            March 31,   December 31,     March 31,
                                                                              1996         1995            1995
                                                                         -----------------------------------------
                                                                          (Unaudited)                   (Unaudited)
                                                                        (In thousands except share and per share data)

ASSETS
Cash and due from banks                                                  $     87,251   $    89,111   $    56,098
Money market investments                                                        3,600           650         7,750
                                                                         ----------------------------------------
   Cash and cash equivalents                                                   90,851        89,761        63,848
                                                                         ----------------------------------------
Securities available for sale, at fair value                                  442,452       359,085       125,132
Loans held for sale                                                            17,766        19,174        12,359
Investment securities                                                          47,154        49,680       307,813

Loans                                                                       1,735,050     1,351,053     1,313,169
   Less: Allowance for loan losses                                             24,183        22,095        21,553
                                                                         ----------------------------------------
   Net loans                                                                1,710,867     1,328,958     1,291,616
                                                                         ----------------------------------------
Accrued interest receivable                                                    14,798        11,505        12,020
Premises, equipment and software, net                                          29,639        24,917        24,650
Other real estate owned and repossessed assets                                    623         1,169           770
Goodwill and other intangibles                                                 43,629        11,916        12,404
Other assets                                                                   16,327        14,009        12,039
                                                                         ----------------------------------------
Total assets                                                             $  2,414,106   $ 1,910,174   $ 1,862,651
                                                                         ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand deposits                                                       $    259,833   $   228,334   $   180,592
   NOW accounts                                                               237,949       200,085       175,902
   Money market savings                                                       524,276       363,107       315,713
   Regular savings                                                            245,476       173,565       198,324
   Time deposits $100 thousand and greater                                     79,268        59,233        41,754
   Time deposits under $100 thousand                                          693,823       536,445       499,932
                                                                         ----------------------------------------
      Total deposits                                                        2,040,625     1,560,769     1,412,217
                                                                         ----------------------------------------
Short-term borrowed funds:
   Securities sold under agreements to repurchase                              98,712        95,472       110,347
   Borrowings from U.S. Treasury                                               13,198         8,241         5,840
   Borrowings from Federal Home Loan Bank of Boston                                --        12,500        72,500
                                                                         ----------------------------------------
      Total short-term borrowed funds                                         111,910       116,213       188,687
                                                                         ----------------------------------------
Long-term debt:
   Federal Home Loan Bank of Boston term notes                                 32,566        39,197        83,874
   Bank term loan                                                              16,800        16,800        19,950
                                                                         ----------------------------------------
      Total long-term debt                                                     49,366        55,997       103,824
                                                                         ----------------------------------------
Accrued interest payable                                                        4,649         3,914         4,964
Other liabilities                                                              15,835        13,345        11,600
                                                                         ----------------------------------------
Total liabilities                                                           2,222,385     1,750,238     1,721,292
                                                                         ----------------------------------------
Shareholders' equity:
   Common  stock, $1.00 par value; authorized 20,000,000 shares; issued and outstanding 7,826,648 shares at March 31, 1996 and 6,804,425 at
    December 31, 1995 and March 31, 1995                                        7,827         6,804         6,804
   Surplus                                                                     87,091        56,023        55,512
   Retained earnings                                                          100,701        97,978        85,834
   Unamortized employee restricted stock                                         (745)         (898)         (386)
   Net unrealized gains (losses) on securities available for sale, net
    of tax                                                                     (3,153)           29        (2,721)
   Net unrealized losses on securities available for sale transferred
    to the investment portfolio, net of tax                                        --            --        (3,684)
                                                                         ----------------------------------------
Total shareholders' equity                                                    191,721       159,936       141,359
                                                                         ----------------------------------------
Total liabilities and shareholders' equity                               $  2,414,106   $ 1,910,174   $ 1,862,651
                                                                         ========================================


See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                Unearned         Net
                                                                               Portion of    Unrealized
                                                                                Employee   Gains (Losses)
                                               Common               Retained   Restricted   On Securites,
                                                Stock   Surplus     Earnings      Stock      Net of Tax       Total
                                              ----------------------------------------------------------------------
                                                             (In thousands, except for per share data)

Balance, December 31, 1994                    $ 6,804  $  55,473    $  82,176   $  (394)   $  (8,495)     $  135,564
Net income                                         --         --       22,373        --           --          22,373
Decrease in net unrealized losses on
  securities available for sale, net of tax        --         --           --        --        4,620           4,620
Decrease in net unrealized losses on
  securities available for sale transferred
  to the investment portfolio, net of tax          --         --           --        --        3,904           3,904
Cash dividends $.92 per share                      --         --       (6,260)       --           --          (6,260)
Issuance of employee restricted stock              --         --           --      (361)          --            (361)
Amortization of employee restricted stock          --        550           --      (143)          --             407
Exercise of employee stock options                 --         --         (311)       --           --            (311)
                                              ----------------------------------------------------------------------
Balance, December 31, 1995                      6,804     56,023       97,978      (898)          29         159,936
                                              ----------------------------------------------------------------------
Net income                                         --         --        4,750        --           --           4,750
Issuance of common stock, net of expenses       1,023     31,193           --        --           --          32,216
Decrease in net unrealized gains on
  securities available for sale, net of tax        --         --           --        --       (3,182)         (3,182)
Cash dividends $.25 per share                      --         --       (1,957)       --           --          (1,957)
Amortization of employee restricted stock          --       (125)          --       153           --              28
Exercise of employee stock options                 --         --          (70)       --           --             (70)
                                              ----------------------------------------------------------------------
Balance, March 31, 1996                       $ 7,827  $  87,091    $ 100,701   $  (745)   $  (3,153)     $  191,721
                                              ======================================================================


See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
                                                                                  1996         1995
                                                                               ----------------------------
                                                                                   (In thousands)
Increase  (decrease)  in cash and cash  equivalents:
Cash flows from  operating activities:
  Net income                                                                   $   4,750    $  5,242
Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Depreciation and amortization of premises, equipment and software                1,020       1,047
  Amortization of goodwill                                                           731         159
  Provision for loan losses                                                        1,300       1,000
  Adjustment of other real estate owned to estimated fair value                       16          29
   Provision for deferred tax benefit                                               (281)       (588)
   Amortization of employee restricted stock                                          28          47
   Exercise of employee stock options                                                (70)        (19)
   Net securities transactions                                                        (3)         (7)
   Net gain on sale of other real estate owned                                      (163)        (96)
   Proceeds from sale of loans held for sale                                      54,122      17,148
   Originations and purchases of loans held for resale                           (59,445)    (36,191)
   Net gain on sale of loans held for sale                                          (601)        (92)
   Capitalized originated mortgage servicing rights                                 (252)         --
   Increase in interest receivable                                                (3,293)       (635)
   Increase in interest payable                                                      735         386
   Decrease (increase) in other assets and other intangibles                        (157)        959
   Increase (decrease) in other liabilities                                        2,490      (1,944)
   Net loss on sale of fixed and other assets                                         --           5
                                                                               ---------------------
      Total adjustments                                                           (3,823)    (18,792)
                                                                               ---------------------
      Net cash provided by (used) in operating activities                            927     (13,550)
                                                                               ---------------------
Cash flows from investing activities:
   Proceeds from maturity and call of securities available for sale               51,182       2,046
   Proceeds from maturity and call of investment securities                        2,549      10,231
   Proceeds from sale of securities available for sale                            20,235       1,997
   Purchase of securities available for sale                                    (159,698)     (7,755)
   Purchase of investment securities                                                  --        (533)
   Proceeds from sale of OREO and repossessed assets                               1,015         333
   Payments received on OREO and repossessed assets                                   --           3
   Net loans purchased                                                          (396,942)     (8,672)
   Net decrease in loans                                                          20,491      11,027
   Capital expenditures                                                           (5,742)       (575)
   Proceeds from sale of fixed assets and other assets                                --           3
                                                                               ---------------------
      Net cash provided by (used in) investing activities                       (466,910)      8,105
                                                                               ---------------------
Cash flows from financing activities:
   Branches purchased-deposits acquired                                          558,514          --
      Less: purchase premium and capitalized costs                               (32,108)         --
                                                                               ---------------------
   Deposits acquired (net of premium and capitalized costs)                      526,406          --
   Net decrease in deposits                                                      (78,658)    (31,250)
   Net increase (decrease) in short-term borrowings                               (4,303)     33,541
   Issuance of common stock, net of expenses                                      32,216          --
   Payments on long term debt                                                     (6,631)    (17,765)
   Dividends paid                                                                 (1,957)     (1,565)
                                                                               ---------------------
      Net cash provided by (used in) financing activities                        467,073     (17,039)
                                                                               ---------------------
Net increase (decrease) in cash and cash equivalents                               1,090     (22,484)
                                                                               ---------------------
Cash and cash equivalents at beginning of period                                  89,761      86,332
                                                                               ---------------------
Cash and cash equivalents at end of period                                     $  90,851    $ 63,848
                                                                               =====================
Additional disclosure relative to statement of cash flows:
   Interest paid                                                               $  17,782    $ 15,244
                                                                               =====================
   Taxes paid                                                                  $   5,077          --
                                                                               =====================
Supplemental schedule of non-cash investing and financing activities:
   Net transfer of loans to OREO and repossessed assets                        $     322    $    464
   Net transfer of loans held for sale to loan status                              7,080      20,801
   Decrease (increase) in net unrealized losses on securities available
    for sale, net of tax                                                          (3,182)      1,870
   Decrease (increase) in net unrealized losses on securities available
     for sale, transferred to held to maturity, net of tax                            --         220


See accompanying notes to the unaudited interim consolidated financial statements.


NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries, First Massachusetts Bank, N.A., North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank, The Howard Bank, N.A., First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company, Franklin Lamoille Bank, Granite Savings Bank and Trust Company, Woodstock National Bank, The Stratevest Group, N. A. and North Group Realty, Inc. It is the opinion of management that the accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which are considered necessary to report fairly the financial position as of March 31, 1996, the Consolidated Statements of Income for the three months ended March 31, 1996 and 1995, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1996 and 1995. The accompanying unaudited consolidated interim financial statements should be read in conjunction with Banknorth Group, Inc.'s consolidated year end financial statements, including notes thereto, which are included in Banknorth Group, Inc.'s 1995 annual report to shareholders on Form 10-K.

2. Earnings per share were calculated based on 7,332,386 and 6,804,425 weighted average shares issued and outstanding during the three month periods ended March 31, 1996 and 1995, respectively. The effect of the outstanding stock option awards is not material to the calculation of earnings per share.

3. In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS No. 122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment, if any, be recognized through a valuation allowance. The Company adopted SFAS No. 122 in the first quarter of 1996. The result of adoption was to capitalize $252 thousand in mortgage servicing rights and increase the gains or decrease the losses on the sale of these loans originated in the first three months of 1996.

      The Company purchases mortgage servicing rights separately or it may acquire mortgage servicing rights by purchasing or originating mortgage loans and selling those loans with servicing rights retained. Generally, purchased mortgage servicing rights are capitalized at the cost to acquire the rights and are carried at the lower of cost, net of accumulated amortization, or fair value. Originated mortgage servicing rights are capitalized based on the relative fair value of the serving rights to the fair value of the loan and are recorded at the lower of the capitalized amount, net of accumulated amortization or fair value. The mortgage loans being serviced are not included in the Company's consolidated financial statements as they are not assets of the Company.

      Mortgage servicing rights are amortized into servicing fee income in proportion to, and over the period of, estimated net servicing income. The Company uses a cash flow model to calculate the amortization of mortgage servicing rights.

      SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its relative fair value. To determine the fair value of mortgage servicing rights, the Company uses a valuation model that calculates the present value of future net servicing income. In using this valuation method, the Company incorporates assumptions that they believe market participants would use in estimating future net servicing income, which include estimates of the cost of servicing, the discount rate, mortgage escrow earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

      SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount and current estimated fair value of the servicing rights. In determining impairment, the Company aggregates all mortgage servicing rights, including those capitalized prior to adoption of SFAS No. 122, and stratifies them based on the predominant risk characteristics of interest rate and loan type. A valuation allowance is established for any excess of amortized cost over the current fair value, by risk stratification, by a charge to income.

      The following table is a summary of activity for mortgage servicing rights purchased ("Purchased"), originated ("Originated") and excess servicing fees receivable ("Excess") for the three months ended March 31, 1996 (in thousands):

- --------------------------------------------------------------------------------
                                         Purchased  Originated  Excess  Total
                                         ---------------------------------------

Balance at January 1, 1996               $ 3,037    $  --        $ 169   $ 3,206
   Additions                                 181      252            3       436
   Amortization                             (202)     (12)          (9)     (223)
                                         ---------------------------------------
Balance as of March 31, 1996             $ 3,016    $ 240        $ 163   $ 3,419
                                         =======================================

- --------------------------------------------------------------------------------

      SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At March 31, 1996, no allowance for impairment in the Company's mortgage servicing rights was necessary. The estimated fair value of the mortgage servicing rights associated with the above capitalized servicing was $3.9 million at March 31, 1996.

      Gains on mortgage loans sold on a servicing retained basis are also adjusted to include "excess servicing fees." The net present value of such excess servicing is capitalized and amortized in proportion to, and over the estimated period of net servicing income. Excess servicing fees are adjusted to reflect significant prepayments and payoffs of the underlying serviced loans.

      The above mortgage servicing rights relate to approximately $425.7 million of mortgage loans serviced for third parties. In addition, the Company services approximately $579.6 million of mortgage loans for third parties for which there is no capitalized servicing asset on the Company's consolidated financial statements.



INDEPENDENT AUDITORS' REPORT

The Board of Directors
Banknorth Group, Inc.

      We have reviewed the consolidated balance sheets of Banknorth Group, Inc. and subsidiaries (the "Company") as of March 31, 1996 and 1995, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995, and the consolidated statement of changes in shareholders' equity for the three months ended March 31, 1996. These consolidated financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Banknorth Group, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, and consolidated statement of changes in shareholders' equity for the year ended December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of changes in shareholders' equity from which it has been derived.

      As discussed in note 3 to the consolidated interim financial statements, effective January 1, 1996, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which changed its method of recognizing and accounting for mortgage servicing rights.


                                        KPMG Peat Marwick LLP

April 26, 1996


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
 OF OPERATIONS

      The review that follows focuses on the factors affecting the financial condition and results of operations of Banknorth Group, Inc. ("Banknorth" or "Company") during the three months ended March 31, 1996, with comparisons to 1995 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. Balances discussed are daily averages unless otherwise described. The unaudited consolidated interim financial statements, as well as the 1995 annual report to shareholders' should be read in conjunction with this review. Certain amounts in years prior to 1996 have been reclassified to conform to the 1996 presentation.

      Except for historical information contained herein, the matters contained in this review are "forward-looking statements" that involve risk and uncertainties, including statements concerning future events or performance and assumptions and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein: (1) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its banking subsidiaries must comply, the cost of such compliance and the potentially material adverse effects if the Company or any of its banking subsidiaries were not in substantial compliance either currently or in the future as applicable; (2) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the
Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (3) the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional" and other out-of-state banking organizations as well as nonbank providers of various financial services; (4) uncertainties due to a lack of operating history of the Company's Massacusetts subsidiary; (5) the effect of unforeseen changes in interest rates; and (6) the effect of changes in the business cycle and downturns in the local, regional or national economies.

OVERVIEW

      Banknorth recorded net income of $4.8 million, or $.65 per share for the three months ended March 31, 1996, as compared to $5.2 million, or $.77 per share recorded in the same period in 1995.

      During the first quarter of 1996:

      * The Company issued 1,022,223 shares of common stock, raising $32.2 million in new equity capital, net of costs associated with the issue.

      *     The quarterly cash dividend was increased to $.25 per share.

      * The Company completed its acquisition of thirteen banking offices in central and western Massachusetts, and formed First Massachusetts Bank, N.A. ("FMB") to own and operate the branches.

      * The Company consolidated its bank trust departments into a new subsidiary, The Stratevest Group, N.A. ("Stratevest").

      * In establishing FMB and Stratevest, and in undergoing a data processing conversion in the ATM/debit card area, the Company incurred one-time expenses of approximately $1.4 million, net of taxes ($.19 per share).

      *     The Company earned a return on shareholders' equity of 10.88%.

      *     The return on average assets was .88% and the  efficiency  ratio was
            65.11%

MERGER AND ACQUISITION ACTIVITY

      On February 16, 1996 Banknorth completed the purchase of thirteen banking offices of Shawmut Bank, N.A. ("Shawmut"). A new subsidiary, FMB, with principal offices in Worcester, Massachusetts, was organized to own and operate the acquired offices.

      Under the terms of the Purchase and Assumption Agreement with Shawmut, Banknorth paid a premium of $29.2 million, representing 5.23% of deposit liabilities assumed, including accrued interest payable, calculated based upon the average amount of deposits outstanding (including accrued interest payable) over the thirty-day period ended February 13, 1996.

      At the closing, the Company assumed total liabilities with an estimated fair value of $560.3 million and acquired total assets, including loans, accrued interest receivable on such loans, certain real property, furniture, fixtures, equipment and other assets, with an estimated fair value of $405.7 million. No loans acquired were past due 90 days or more. In addition, the Company received approximately $127.0 million in cash as consideration for the net liabilities assumed.

      The transaction is being accounted for under purchase accounting rules. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. Goodwill, representing the excess of cost over net assets acquired was $32.1 million and is being amortized over seven years on a straight-line basis. The results of operations for FMB are included in Banknorth's consolidated financial statements from the date of acquisition forward.

ASSET LIABILITY MANAGEMENT

      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary interest earning asset portfolios with additional capacity invested in money market instruments.

      Banknorth, through its management of liabilities, attempts to provide a stable and flexible source of funding within established liquidity and interest rate risk guidelines. This is accomplished through core deposit products offered within the markets served by the Company as well as through the prudent use of purchased liabilities.

      Banknorth's objectives in managing its balance sheet are to manage the sensitivity of net interest income to actual or potential changes in interest rates and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity, under prevailing and forecasted economic conditions, and to maintain an efficient and appropriate mix of core deposits, purchased liabilities and long-term debt.

Earning Assets

      Earning assets of $2.0 billion during the first quarter of 1996, were $264.2 million, or 15.0%, higher than during the first quarter of 1995 primarily due to the addition of FMB. Table A, Mix of Average Earning Assets, shows how the mix of earning assets has changed as compared to the same period in 1995.

      Loans. Total loans were $1.5 billion during the period ended March 31, 1996, an increase of $243.0 million, or 18.8%, over the same period in 1995. Of the increase, approximately $189.3 million resulted from the addition of FMB. In-market loan demand increased during 1995 and the first quarter of 1996 in the Company's markets which continue to experience significant competition between lenders for quality credits.

      Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of March 31, 1996 and 1995 as well as December 31, 1995. Primarily through the branch purchases, total loans as of March 31, 1996 were $421.9 million, or 32.1% higher than at March 31, 1995. Commercial, financial and agricultural loans increased $53.8 million, or 26.2% while commercial real estate loans increased by $91.8 million, or 23.7%. The largest increase in loan balances occurred in residential real estate which increased $251.7 million, or 50.9%. A substantial portion of the loans acquired through the branch purchase were residential real estate mortgages.

      Given current economic indicators, both nationally as well as in Banknorth's local markets, and given the opportunities afforded by entering the Massachusetts market, management believes that the Company will see increased levels of loan activity during 1996.

      Offsetting increases resulting from the origination of loans were loans charged-off during the twelve months ended March 31, 1996 in the amount of $9.2 million.

      Loans held for sale. Loans held for sale are generally comprised of single-family mortgages originated by Banknorth Mortgage Company or purchased through its wholesale lending operation, that are awaiting sale into the secondary market, or, to other Banknorth subsidiaries. Loans originated or purchased by the mortgage company are sold on the secondary market with some level of production, primarily adjustable rate mortgages, retained by the Company to be held in its mortgage portfolio. Loans held for sale were $17.2 million during the first quarter of 1996, $7.3 million, or 74.3% above the three month average during 1995. Falling interest rates spurred new mortgage originations and refinancings during the first quarter of 1996 and during the later part of 1995.

      Securities available for sale. This category of investments is used primarily for liquidity while simultaneously producing earnings. On January 1, 1994, Banknorth adopted Statement of Financial Accounting Standards No. 115 ("SFAS No.115"), "Accounting for Certain Investments in Debt and Equity Securities". This Statement requires securities available for sale to be reported at fair value on the Company's consolidated financial statements. SFAS No.115 also requires unrealized net gains or losses to be reported as a separate component of shareholders' equity.

      In November 1995, the Financial Accounting Standards Board ("FASB") issued a "Special Report" which granted all entities a one-time opportunity to reconsider their ability and intent to hold securities accounted for under SFAS No. 115 to maturity. This decision allowed entities to transfer securities from the held-to-maturity category without "tainting" their remaining held-to-maturity securities. On November 30, 1995, in response to the FASB's action, the Company reclassified certain securities having an aggregate unamortized cost of $197.1 million and an aggregate fair value of $195.3 million from "held-to-maturity" to "available for sale."

      Period end balances in securities available for sale totaled $442.5 million, $359.1 million and $125.1 million at March 31, 1996, December 31, 1995 and March 31, 1995, respectively. The increase of $83.4 million from December 31, 1995 to March 31, 1996 reflects purchases made for the newly established portfolio at FMB. Funding for the first quarter 1996 purchases was provided by the cash portion of the net settlement associated with the acquisition of the branches as previously discussed. Average balances for the three months ended March 31, 1996 and 1995 were $389.5 million and $126.6 million, respectively.

      Investment securities. The designation "investment securities" is made at the time of purchase or transfer based upon the positive intent and ability to hold these securities until maturity. The management of this portfolio focuses primarily on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. The balance of securities in this category was $47.2 million as of March 31, 1996 as compared to $49.7 million and $307.8 million as of December 31 and March 31, 1995, respectively. The decrease from March 31, 1995 reflects the fourth quarter 1995 transfer to the available for sale portfolio while the decrease from year end 1995 is the result of maturities and principal payments received on mortgage-backed securities.

      Table C, Securities Available for Sale and Investment Securities provides details of securities available for sale and investment securities at March 31, 1996 and 1995, as well as December 31, 1995.

      Money market investments. Money market investments, primarily Federal funds sold, averaged $28.2 million during the first quarter of 1996, up $18.8 million from the first quarter of 1995. Of the increase, approximately $14.1 million is attributable to FMB. The Company is maintaining a high liquidity position during the early stages of FMB's operation to accommodate potential deposit runoff and expected increased loan demand.

      Income from earning assets. Income from earning assets was $43.3 million for the three month period ended March 31, 1996, as compared to $36.9 million for the same period in 1995. The increase of $6.4 million, or 17.2%, resulted from increases in earning assets through natural growth and the branch acquisition which gave rise to FMB, as well as by increases in the yield on interest earning assets. Total earning assets during the first quarter 1996 of $2.0 billion yielded 8.62%, while in 1995 earning assets of $1.8 billion yielded 8.52%. The increase in earning assets contributed $5.6 million towards the increase in interest income, while the improvement in yield of 10 basis points caused an increase of $763 thousand. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest income from earning assets.

Funding Sources

      The Company utilizes various traditional sources of funds to support its earning asset portfolios. Table E, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for the first quarter of 1996 and 1995, and changes, by category, from the first quarter of 1995.

      Core Deposits. Total core deposits averaged $1.7 billion during the three month period ended March 31, 1996, $342.5 million above the first quarter average in 1995. Of the increase, approximately $253.2 million is the result of FMB, while approximately $89.3 million reflects true deposit growth. It is management's expectation that core deposits will increase during coming quarters, after a potential initial decline, as FMB establishes itself in its central and western Massachusetts markets.

      Purchased Liabilities. Total purchased liabilities decreased on average from $295.0 million during the first quarter of 1995 to $227.9 million during the first quarter of 1996. The decreases in both short- and long-term borrowings were the result of increased core deposit volumes and the decision to reduce Federal Home Loan Bank advances in anticipation of the branch acquisition. Offsetting the decreases in short- and long-term borrowings were increases of $27.9 million and $11.7 million in time deposits over $100,000 and securities sold under agreements to repurchase, respectively. These noted increases are primarily the result of FMB. As Banknorth constantly seeks to fund its earning assets in the most efficient and profitable manner, management expects prudent levels of short-term borrowings and long-term debt to continue to be important sources of funding.

      Expense of Interest-Bearing Liabilities. Banknorth's interest expense for the three months ended March 31, 1996, was $18.5 million, $2.9 million, or 18.5%, above 1995. Higher levels of interest bearing liabilities caused interest expense to increase $2.6 million, while higher costs of funds resulted in an increase of $288 thousand, together causing the increase of $2.9 million. Total interest bearing liabilities of $1.7 billion during the first quarter of 1996, were $231.4 million higher than in 1995, and with a total cost of 4.29%, 8 basis points more expensive than in the prior year. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest bearing liabilities and interest expense.

Net Interest Income

      Net interest income totaled $24.8 million and $21.3 million for the three month periods ended March 31, 1996 and 1995, respectively. The net interest margin was 4.93% during the first quarter of 1996 as compared to 4.92% during the first quarter of 1995. The yield on earning assets of 8.62% for the first quarter of 1996, was 10 basis points above the prior year, while the cost of interest bearing liabilities, 4.29% in 1996, increased 8 basis points.

      Included in net interest income is the effect of interest rate swap transactions and interest rate floors. Banknorth utilizes these off-balance sheet instruments to correct imbalances between the re-pricing characteristics of interest earning assets and interest bearing liabilities. A significant portion of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin. To protect the Company from this occurrence, interest rate floors were used to mitigate the potential reduction in interest income on certain adjustable and variable rate loans. During the first quarter of 1996, the notional principal amounts of interest rate floors were $150.0 million. At March 31, 1996, the fair value of the interest rate floors was $2.5 million while the fair value of the interest rate floors at the time of purchase was $1.7 million which is being amortized as an adjustment to the related loan yield on a straight-line basis over the five year term of the agreements. The unamortized balance as of March 31, 1996 was $1.3 million. The only active interest rate swap contract ($10.0 million notional principal amount) expired early in the first quarter of 1996 and had an immaterial effect on the Company's net interest income.

Non-Performing Assets

      As categorized by Banknorth Group, non-performing assets include non-performing loans which are those loans in a non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days and still accruing interest. Also included in the total of non-performing assets are foreclosed and in-substance foreclosed real estate properties and repossessed non-real estate assets. Table G, Non-Performing Assets, contains details of non-performing assets.

      On January 1, 1995, Banknorth adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," ("SFAS No. 114") as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure," ("SFAS No. 118"). At that time, all of the Company's in-substance foreclosed assets were reclassified into impaired loan status as required by SFAS No. 114. For all prior periods presented, amounts related to insubstance foreclosures have also been reclassified. These Statements prescribe recognition criteria for loan impairment, generally related to commercial type loans and measurement methods for impaired loans.

      Non-performing loans. Non-performing loans totaled $15.3 million, down $5.1 million, or 24.9% from March 31, 1995, and $1.3 million higher than at December 31, 1995, respectively.

      With the acquisition of FMB's loan portfolio, management expects the level of non-performing loans may increase during 1996 as Banknorth's loan review standards are applied against the population of purchased loans, and as management is able to determine the overall financial condition of these borrowers. Additionally, the Company is closely monitoring certain performing loans due to indications of financial difficulty or other factors influencing the ultimate collectibility of those loans.

      Other real estate owned. Total other real estate owned was $623 thousand at March 31, 1996, as compared to $770 thousand at March 31, 1995, and $1.2 million at year end 1995.

      Allowance for loan losses and provision. The balance of the allowance for loan losses ("allowance") is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio, given past, present and expected conditions. Table H, Summary of Loan Loss Experience, provides information regarding types of loans charged-off and associated recoveries.

      Loans charged-off equaled $2.1 million, or an annualized .55% of average loans for the first quarter of 1996, an increase of $34 thousand from the first quarter of 1995. Recoveries of $1.2 million for the first quarter of 1996, were $56 thousand higher than during the same period in 1995. Given the growth in the loan portfolio, management expects an increased level of loan charge-offs in 1996 as compared to that experienced in 1995.

      The provision for loan losses ("provision") for the first quarter of 1996 was $1.3 million, or an annualized .34% of average loans. Provisions of $1.0 million, or an annualized .31% of average loans, and $4.4 million, or .33% of average loans were experienced during the first quarter of 1995 and the full year of 1995, respectively. Similar provisions to that recorded during the first quarter are expected for subsequent quarters during 1996.

      Provisions recorded are those necessary to maintain the allowance at a level adequate enough to absorb reasonably predictable loan charge-offs. At March 31, 1996, the allowance provided a coverage of non-performing loans of 158.21% as compared to 105.95% and 158.15% at March 31, 1995 and December 31, 1995, respectively.

Liquidity and Interest Rate Sensitivity

      Banknorth seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the Company's ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions. Banknorth's earnings performance and strong capital position enable the Company to raise funds easily in the marketplace and to secure new sources of funding.

      The Company utilized a financial institution borrowing pursuant to a five year credit facility to finance its 1994 acquisition of North American Bank Corporation, parent company of Farmington National Bank. The Company's primary source of funds to pay principal and interest under this facility is current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debt under this credit facility is dependent upon the continued ability of the subsidiary banks to pay dividends in an amount sufficient to service such debt.

      The Company actively manages its liquidity position through target ratios established under its liquidity policy. Continual monitoring of these ratios, both historically and through forecasts, allows Banknorth to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such situations arise.

      Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rate due to maturities, re-pricing opportunities and embedded options. Sophisticated forecasting models are utilized to quantify the impact of changes in rates on the Company's net interest income. Specific guidelines relating to interest rate sensitivity have been established by the Company and are monitored on a regular basis.

OTHER OPERATING INCOME AND EXPENSES

Other Operating Income

      Other operating income totaled $5.9 million for the quarter ended March 31, 1996, $844 thousand, or 16.7% higher than that recorded during the first quarter of 1995. The addition of FMB accounted for approximately $179 thousand of the increase, which was primarily the result of the recognition of $601 thousand in net loan transactions during the first quarter of 1996, as compared to $92 thousand during the first quarter of 1995.

      Income from trust activities, $1.8 million through March 31, 1995, increased to $2.0 million in 1996. On February 1, 1996, the Company consolidated its subsidiary banks' trust departments into a newly formed limited charter bank, Stratevest. Under this structure, the Company expects higher levels of income to result from improved marketing and sales initiatives and enhanced product offerings. Accordingly, management believes future quarters in 1996 will be improved over the same periods in 1995.

      Loan servicing income declined by $39 thousand, or 5.4% over the same period in 1995. Falling interest rates have increased mortgage re-financing activity. This, in turn, has accelerated the rate of amortization of capitalized mortgage servicing rights which lowers the level of servicing income recognized by the Company.

      On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"), which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how those rights are acquired. Additionally, SFAS No. 122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. and that impairment, if any, be recognized through a valuation allowance. The adoption of SFAS No. 122 is anticipated to result in increased gains recognized on the sale of the mortgage loans when servicing rights are retained, offset by the amortization of the capitalized mortgage servicing rights. Net loan transactions, $601 thousand for the three months ended March 31, 1996, increased significantly from $92 thousand during the first quarter of 1995. This increase in income is directly related to an increase in mortgage lending activity brought on by the lower level of mortgage interest rates, and the impact of the new accounting for mortgage servicing rights under SFAS No. 122. Of the total net loan transactions, $252 thousand resulted from recognition of income under SFAS No. 122.

      Other income, $668 thousand for the three months ended March 31, 1996, increased $94 thousand, or 16.4% over the same period in 1995. FMB accounted for approximately $40 thousand of the increase.

Other Operating Expenses

      Other operating expenses for the first quarter of 1996 were $22.2 million, $4.3 million, or 24.3% above the first three months in 1995. One-time expenses related to the start-up of FMB and Stratevest were approximately $1.8 million during the first quarter of 1996. Other one-time expenses related to a data processing conversion and the transition to a new incentive-based compensation system were approximately $366 thousand. Recurring operating expenses for FMB were approximately $3.4 million during the first quarter of 1996. The Company's efficiency ratio which is adjusted to exclude material one-time expenses, was 65.11% for the first quarter of 1996, down from 66.61% during the same period in 1995.

      Salary expense, the largest component of other operating expenses, was $8.4 million, up $1.6 million or 24.3% from 1995. The 1996 expense includes one-time costs of approximately $273 thousand and normal salary expense of FMB of approximately $423 thousand. The remaining portion of the increase over 1995 is attributable to increased staffing levels necessary to provide operational and other support functions to FMB.

      The acquisition of thirteen branch offices and the increase in leased office space for necessary support functions were the primary cause of the increase of $355 thousand in occupancy expenses over 1995. Of the increase, approximately $49 thousand was non-recurring. Equipment and software expenses increased by $82 thousand, or 6.1% over 1995, with approximately half of the increase related to FMB.

      FDIC deposit insurance and other regulatory expense, decreased $815 thousand from the same period in 1995. The Federal Deposit Insurance Corporation Improvement Act mandated a reduction in insurance rates when the Bank Insurance Fund achieved a 1.25% capitalization ratio. That target was reached in May 1995 resulting in significantly lower insurance premiums.

      The improvement in asset quality is clearly illustrated in the level of expenses relating to other real estate owned and repossession activities. This expense category, $277 thousand for the three months ended March 31, 1995, fell to $30 thousand, during the same period in 1996. Management expects continued lower levels of expense during subsequent quarters in 1996.

      Legal and professional expenses increased by $85 thousand over 1995 due entirely to start-up expenses for FMB and Stratevest.

      Printing and supplies expense was $1.4 million during the first quarter of 1996, $977 thousand higher than during the same period in 1995. The increase included non-recurring expenses of approximately $492 thousand relating mostly to the initial check issuance to FMB customers, expenses of approximately $166 thousand for new ATM cards and debit cards, and approximately $90 thousand in paper expenses related to the Company's new imaging system.

      Marketing expenses were $1.1 million and $412 thousand during the three months ended March 31, 1996 and 1995, respectively. Non-recurring marketing and advertising expenses relating to FMB, Stratevest and the ATM/debit card program totaled approximately $543 thousand.

      Other expenses, $3.8 million in 1996, also increased significantly from 1995 primarily due to one-time expenses, the addition of recurring expenses for FMB as well as amortization of goodwill associated with First Massachusetts.

INCOME TAXES

      In the first quarter of 1996, the Company recognized income tax expense of $2.3 million, or 32.6% of the income before taxes. Tax expense on the Company's income was lower than tax expense at the Federal statutory rate of 35%, primarily due to tax-exempt interest income and low income housing credits.

CAPITAL RESOURCES

      Consistent with its long-term goal of operating a sound and profitable financial organization, Banknorth strives to maintain strong capital ratios. Prior to 1996, new issues of equity securities had not been required since traditionally most of its capital requirements had been provided through retained earnings. However, to continue the Company's growth through acquisition, Banknorth chose to raise approximately $32.2 million in equity capital through the issuance in February, 1996, of 1,022,223 shares of its common stock.

      During  the first  quarter  of 1996,  the board of  directors  declared  a dividend of $.25 per share, an increase of $.02 per share from the previous quarter. This dividend resulted in a payout of 38.5% of net income. The board of directors of the Company presently intends to continue the payment of regular quarterly cash dividends subject to adjustment from time to time, based upon the Company's earnings outlook and other relevant factors. The Company's principal source of funds to pay cash dividends is derived from dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. As part of its plan to capitalize FMB at a "well-capitalized" level for regulatory capital purposes, the Company redeployed accumulated capital of certain of its subsidiary banks which included substantially all of the current dividend paying capacity of such subsidiary banks. Because the special dividend exceeded applicable regulatory limitations, the Company obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend which exceeded such regulatory limitations. Payment of these dividends significantly restricts the dividend paying capacity of the subsidiary banks. Accordingly, the payment of dividends by the Company in the future will require the generation of sufficient future earnings by the subsidiary banks.

      At March 31, 1996, Banknorth's Tier I capital was $154.8 million, or 9.07% of total risk adjusted assets, compared to $138.5 million and 10.86% as of March 31, 1995. The ratio of tier I capital to average total assets (leverage ratio) was 7.29%, and 7.51% as of March 31, 1996 and 1995, respectively. Banknorth, and its subsidiaries individually, are "well capitalized" at March 31, 1996 according to regulatory definition, and thereby, exceed all minimum regulatory capital requirements. Table I, Capital Ratios, reveals the components of capital as of various dates.

- -------------------------------------------------------------------------------------------------------------------
TABLE A.--Mix of Average Earning Assets

                                                    Three Months                                  Components of
                                                   Ended March 31,                      % of   Total Earning Assets
                                              ------------------------                 Total   --------------------
                                                 1996         1995         Change      Change      1996      1995
                                              ---------------------------------------------------------------------
                                                                       (Dollars in thousands)

Loans, net of unearned income
 and unamortized loan fees                    $1,538,784    $1,295,777    $ 243,007      92.0%     76.1%     73.7%
Securities available for sale:
   U.S. Treasuries and agencies                   67,170        39,186       27,984      10.6       3.3       2.2
   Mortgage-backed securities                    266,099        65,120      200,979      76.1      13.2       3.7
   Other securities                               56,246        22,304       33,942      12.8       2.8       1.3
                                              ---------------------------------------------------------------------
      Total securities available for sale        389,515       126,610      262,905      99.5      19.3       7.2
Investment securities:
   U.S. Treasuries and agencies                   23,120        72,872      (49,752)    (18.8)      1.1       4.2
   Mortgage-backed securities                     22,757       237,989     (215,232)    (81.5)      1.1      13.5
   States and political subdivisions               1,477         1,856         (379)     (0.1)      0.1       0.1
   Other securities                                1,017         3,438       (2,421)     (0.9)      0.1       0.2
                                              ---------------------------------------------------------------------
      Total investment securities                 48,371       316,155     (267,784)   (101.3)      2.4      18.0
Loans held for sale                               17,196         9,866        7,330       2.7       0.8       0.6
Money market investments                          28,216         9,448       18,768       7.1       1.4       0.5
                                              ---------------------------------------------------------------------
      Total earning assets                    $2,022,082    $1,757,856    $ 264,226     100.0%    100.0%    100.0%
                                              =====================================================================

- -------------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------------------------
TABLE B.--Loan Portfolio

                                                     At March 31,
                                       --------------------------------------------    At December 31,      % Change   % Change
                                              1996	             1995	            1995            03/31/96   03/31/96
                                       ------------------------------------------------------------------      vs.        vs.
                                       Amount       Percent   Amount       Percent   Amount       Percent   03/31/95   12/31/95
                                       ----------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)

Commercial, financial, and
 agricultural                          $  259,611    15.0%    $  205,790    15.7%    $  228,877    16.9%     26.2%      13.4%
Real Estate:
   Construction and land development       18,432     1.0         23,035     1.8         20,587     1.5     (20.0)     (10.5)
   Commercial                             479,795    27.7        387,997    29.5        398,586    29.5      23.7       20.4
   Residential                            746,161    43.0        494,464    37.7        477,458    35.4      50.9       56.3
                                       -----------------------------------------------------------------

      Total real estate                 1,244,388    71.7        905,496    69.0        896,631    66.4      37.4       38.8
                                       -----------------------------------------------------------------

Credit card receivables                    24,171     1.4         25,615     1.9         26,867     2.0      (5.6)     (10.0)
Lease receivables                          52,707     3.0         34,749     2.6         47,055     3.5      51.7       12.0
Other installment                         154,173     8.9        141,519    10.8        151,623    11.2       8.9        1.7
                                       -----------------------------------------------------------------

      Total installment                   231,051    13.3        201,883    15.3        225,545    16.7      14.4        2.4
                                       -----------------------------------------------------------------

Total loans                             1,735,050   100.0      1,313,169   100.0      1,351,053   100.0      32.1       28.4

Less: Allowance for loan losses            24,183     1.4         21,553     1.6         22,095     1.6      12.2        9.5
                                       -----------------------------------------------------------------

Net loans                              $1,710,867    98.6%    $1,291,616    98.4%    $1,328,958    98.4%     32.5%      28.7%
                                       =================================================================
- --------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------
TABLE C.--Securities available for sale and investment securities

                                                                                 At March 31,
                                                                           ----------------------    At December 31,
                                                                           1996            1995           1995
- --------------------------------------------------------------------------------------------------------------------
                                                                                    (Dollars in thousands)

Securities available for sale:

U.S. Treasuries and agencies                                               $  76,991    $  39,001       $ 76,401
Mortgage-backed securities                                                   282,758       67,422        249,549
Other securities                                                              87,553       22,808         33,090
Valuation reserve                                                             (4,850)      (4,099)            45
                                                                           -------------------------------------
Recorded value of securities available for sale                            $ 442,452    $ 125,132       $359,085
                                                                           =====================================

Investment securities:

U.S. Treasuries and agencies                                               $  22,484    $  71,023       $ 23,837
States and political subdivisions                                              1,596        2,161          1,630
Mortgage-backed securities                                                    22,342      231,551         23,146
Other securities                                                                 732        3,078          1,067
                                                                           -------------------------------------
Recorded value of investment securities                                    $  47,154    $ 307,813       $ 49,680
                                                                           =====================================
Fair value of investment securities                                        $  47,967    $ 302,303       $ 51,087
                                                                           =====================================

Excess (deficiency) of fair value
 versus recorded value                                                     $     813    $  (5,510)      $  1,407

Fair value as a % of recorded value                                            101.7%        98.2%         102.8%

- ------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------
TABLE D.--Average Balances, Yields, and Net Interest Margins

                                                                   Three Months Ended March 31,
                                                -------------------------------------------------------------------
                                                                1996                              1995
                                                -------------------------------------------------------------------
                                                              Interest   Average                Interest    Average
                                                  Average     Income/     Yield/    Average      Income/     Yield/
                                                  Balance     Expense     Rate      Balance      Expense      Rate
                                                -------------------------------------------------------------------
                                                                        (Dollars in thousands)

Earning assets:
   Money market investments                     $   28,216    $   405     5.77%   $    9,448     $   136      5.84%
   Securities available for sale                   389,515      6,050     6.25       126,610       1,949      6.24
   Loans held for sale                              17,196        300     7.02         9,866         197      8.10
   Investment securities, at amortized cost:
      Taxable                                       46,894        845     7.25       314,299       4,874      6.29
      Tax-exempt (Note 1)                            1,477         23     6.26         1,856          24      5.24
                                                ------------------------------------------------------------------
      Total investment securities                   48,371        868     7.22       316,155       4,898      6.28
                                                ------------------------------------------------------------------

Loans, net of unearned income and
 unamortized loan fees (Notes 1,2,3)             1,538,784     35,690     9.33     1,295,777      29,764      9.32
                                                ------------------------------------------------------------------
      Total earning assets                       2,022,082     43,313     8.62     1,757,856      36,944      8.52
                                                               ---------------------------------------------------
Cash and due from banks                             79,376                            58,746
Allowance for loan losses                          (23,103)                          (21,775)
Valuation reserve for securities available
 for sale                                             (358)                          (11,427)
 and investment securities
Other assets                                        81,691                            63,508
                                                ----------                        ----------
Total assets                                    $2,159,688                        $1,846,908
                                                ============================================

Interest-bearing liabilities:
   NOW accounts                                 $  212,059        760     1.44    $  175,201         694      1.61
   Money market savings                            452,317      4,857     4.32       314,255       3,369      4.35
   Regular savings                                 209,336      1,268     2.44       210,728       1,318      2.54
   Time deposits $100 thousand and greater          67,447        974     5.81        39,569         468      4.80
   Time deposits under $100 thousand               617,210      8,477     5.52       488,038       5,805      4.82
   Long-term debt                                   52,411        765     5.87       108,613       1,681      6.28
   Short-term borrowings                           124,853      1,416     4.56       167,810       2,295      5.55
                                                ------------------------------------------------------------------
      Total interest-bearing liabilities         1,735,633     18,517     4.29     1,504,214      15,630      4.21
                                                ------------------------------------------------------------------
Demand deposits
Other liabilities                                  227,571                           187,790
Shareholders' equity                                20,966                            17,412
                                                   175,518                           137,492
                                                --------------------------------------------
Total liabilities and shareholders' equity      $2,159,688                        $1,846,908
                                                ============================================

Net interest income                                           $24,796                            $21,314
                                                              ==========================================

Interest rate differential                                                4.33%                               4.31%
                                                                          ========================================

Net interest margin                                                       4.93%                               4.92%
                                                                          ========================================


Notes:
<F1>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal tax rate.
<F2>  Includes principal balances of non-accrual loans.
<F3>  Includes industrial revenue bonds.
- ------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------
TABLE E.--Average Sources of Funding

                                                                                                              Component
                                                 Three Months Ended March 31,       Change                Total Net Funding
                                                 ----------------------------------------------------------------------------
                                                     1996          1995          $           %       1996      1995      1994
                                                 ----------------------------------------------------------------------------
                                                                       (Dollars in thousands)

Demand deposits                                  $  227,571    $  187,790    $ 39,781      21.2%     12.1%     11.5%     12.5%
Retail deposits:
   Regular savings                                  209,336       210,728      (1,392)     (0.7)     11.0      12.9      13.4
   Time deposits under $100 thousand                617,210       488,038     129,172      26.5      32.8      29.9      30.3
   NOW account                                      212,059       175,201      36,858      21.0      11.3      10.7      11.8
   Money market savings                             452,317       314,255     138,062      43.9      24.0      19.2      15.5
                                                 ----------------------------------------------------------------------------

   Total retail deposits                          1,490,922     1,188,222     302,700      25.5      79.1      72.7      71.0
                                                 ----------------------------------------------------------------------------

Total core deposits                               1,718,493     1,376,012     342,481      24.9      91.2      84.2      83.5
Less: Cash and due from banks                        79,376        58,746      20,630      35.1       4.2       3.6       4.5
                                                 ----------------------------------------------------------------------------

   Net core deposits                              1,639,117     1,317,266     321,851      24.4      87.0      80.6      79.0
                                                 ----------------------------------------------------------------------------

Time deposits $100 thousand and greater              67,447        39,569      27,878      70.5       3.5       2.4       3.2
Federal funds purchased                               3,419         6,475      (3,056)    (47.2)      0.2       0.4       0.5
Securities sold under agreements to repurchase      107,360        95,697      11,663      12.2       5.7       5.9       5.7
Borrowings from U.S. Treasury                         7,316         9,194      (1,878)    (20.4)      0.4       0.6       0.9
Other short-term borrowings                           6,758        56,444     (49,686)    (88.0)      0.4       3.4       3.8
Long-term note from FHLB                             35,611        87,625     (52,014)    (59.4)      1.9       5.4       6.9
                                                 ----------------------------------------------------------------------------
   Total purchased liabilities                      227,911       295,004     (67,093)    (22.7)     12.1      18.1      21.0

Bank term loan                                       16,800        20,988      (4,188)    (20.0)      0.9       1.3        --
                                                 ----------------------------------------------------------------------------

   Total capital market funds                        16,800        20,988      (4,188)    (20.0)      0.9       1.3        --
                                                 ----------------------------------------------------------------------------

Total net funding                                $1,883,828    $1,633,258    $250,570      15.3%    100.0%    100.0%    100.0%
                                                 ============================================================================
- ------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------
TABLE F.--Volume and Yield Analysis

                                                                          1996 vs. 1995
                                                    -----------------------------------------------------
                                                    Three Months Ended
                                                         March 31,         Increase          Due to
                                                    -----------------------------------------------------
                                                     1996       1995      (Decrease)    Volume      Rate
                                                    -----------------------------------------------------
                                                                             (In thousands)

Interest income (FTE):
   Money market investments                         $   405    $   136    $   269       $   271     $  (2)
   Securities available for sale                      6,050      1,949      4,101         4,098         3
   Loans held for sale                                  300        197        103           130       (27)
Investment securities:
   Taxable                                              845      4,874     (4,029)       (4,781)      752
   Tax-exempt                                            23         24         (1)           (6)        5
                                                    -----------------------------------------------------
      Total investments                                 868      4,898     (4,030)       (4,787)      757
                                                    -----------------------------------------------------
Loans                                                35,690     29,764      5,926         5,894        32
                                                    -----------------------------------------------------
      Total interest income                          43,313     36,944      6,369         5,606       763
                                                    -----------------------------------------------------
Interest expense:
   NOW accounts                                         760        694         66           140       (74)
   Money market savings                               4,857      3,369      1,488         1,512       (24)
   Regular savings                                    1,268      1,318        (50)           (9)      (41)
   Time deposits $100 thousand and greater              974        468        506           406       100
   Time deposits under $100 thousand                  8,477      5,805      2,672         1,820       852
   Long-term debt                                       765      1,681       (916)         (805)     (111)
   Short-term borrowings                              1,416      2,295       (879)         (465)     (414)
                                                    -----------------------------------------------------
      Total interest expense                         18,517     15,630      2,887         2,599       288
                                                    -----------------------------------------------------
Net interest income (FTE)                           $24,796    $21,314    $ 3,482       $ 3,007     $ 475
                                                    =====================================================

Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.
- ------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------
TABLE G.--Non-Performing Assets

                                                                    At            At             At
                                                                 March 31,    December 31,    March 31,
                                                                   1996          1995           1995
                                                                 --------------------------------------
                                                                         (Dollars in thousands)

Loans on a non-accrual basis:
   Commercial, financial and agricultural                        $   750      $   648         $ 1,327
   Real estate:
      Construction and land development                              101          103           1,096
      Commercial                                                   4,630        3,993           9,026
      Residential                                                  8,340        7,625           7,149
                                                                 ------------------------------------
         Total non-accrual                                        13,821       12,369          18,598
                                                                 ------------------------------------

Restructured loans:
   Real estate:
      Commercial                                                     288          288             260
      Residential                                                     85           85              67
   Other installment                                                   6           55             134
                                                                 ------------------------------------
         Total restructured                                          379          428             461
                                                                 ------------------------------------

Past-due 90 days or more and still accruing:
   Commercial, financial and agricultural                            193           87             100
   Real estate:
      Commercial                                                      24           64             670
      Residential                                                    255          396             221
   Credit card                                                       210          105             104
   Other installment                                                 404          522             188
                                                                 ------------------------------------
         Total past-due 90 days or more and still accruing         1,086        1,174           1,283
                                                                 ------------------------------------

Total non-performing loans                                        15,286       13,971          20,342
                                                                 ------------------------------------

Foreclosed real estate                                               623        1,169             609
Insubstance foreclosed real estate                                    --           --             161
                                                                 ------------------------------------

         Total other real estate owned (OREO)                        623        1,169             770
                                                                 ------------------------------------

Total non-performing assets (NPA)                                $15,909      $15,140         $21,112
                                                                 ====================================

Allowance for loan losses (ALL)                                  $24,183      $22,095         $21,553
Coverage of non-performing loans                                  158.21%      158.15%         105.95%
Non-performing assets as a % of (loans & OREO)                      0.92%        1.12%           1.61%
Non-performing assets to total assets                               0.66%        0.79%           1.13%
- ------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------
TABLE H.--Summary of Loan Loss Experience

                                                                Three Months       Year       Three Months
                                                                   Ended          Ended           Ended
                                                                 March 31,     December 31,     March 31,
                                                                   1996           1995            1995
- --------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in thousands)

Allowance for loan losses at beginning of period                $   22,095     $   21,437     $   21,437
                                                                ----------------------------------------

Allowance of bank acquired on February 16, 1996                      1,650             --             --
Loans charged-off:
   Commercial, financial and agricultural                             (120)        (1,283)          (353)
   Real estate:
      Construction and land development                                 --           (357)            (2)
      Commercial                                                      (523)        (2,287)          (519)
      Residential                                                     (372)        (1,833)          (442)
                                                                ----------------------------------------

         Total real estate                                            (895)        (4,477)          (963)

   Consumer                                                         (1,093)        (3,401)          (758)
                                                                ----------------------------------------

   Total loans charged-off                                          (2,108)        (9,161)        (2,074)
                                                                ----------------------------------------

Recoveries on loans:
   Commercial, financial and agricultural                              164          1,597            409
   Real estate:
      Construction and land development                                 22            540             83
      Commercial                                                       516          1,430            187
      Residential                                                       45            302             98
                                                                ----------------------------------------

         Total real estate                                             583          2,272            368
                                                                ----------------------------------------

   Consumer                                                            499          1,575            413
                                                                ----------------------------------------

      Total recoveries on loans                                      1,246          5,444          1,190
                                                                ----------------------------------------

      Loans charged-off, net of recoveries                            (862)        (3,717)          (884)
                                                                ----------------------------------------

Provision for loan losses                                            1,300          4,375          1,000
                                                                ----------------------------------------

Allowance for loan losses at end of period                      $   24,183     $   22,095     $   21,553
                                                                ========================================


Loans outstanding-end of period                                 $1,735,050     $1,351,053     $1,313,169
Average loans outstanding-period to date                         1,538,784      1,329,188      1,295,777

Loans charged-off, net, as a % of average total
 loans (annualized)                                                   0.22%          0.28%          0.27%
Provision for loan losses as a % of average total
 loans (annualized)                                                   0.34%          0.33%          0.31%
Allowance for loan losses as a % of period-end total loans            1.39%          1.64%          1.64%
- ----------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------------------------
TABLE I.--Capital Ratios

                                                   3/31/96      12/31/95       9/30/95      6/30/95       3/31/95
                                                 ------------------------------------------------------------------
                                                                      (Dollars in thousands)

Total risk-adjusted on-balance-sheet assets      $1,610,790    $1,272,079    $1,282,863    $1,242,524    $1,222,902
Total risk-adjusted off-balance-sheet items          95,512        76,432        66,160        63,749        52,218
                                                 ------------------------------------------------------------------

Total risk-adjusted assets                       $1,706,302    $1,348,511    $1,349,023    $1,306,273    $1,275,120
                                                 ==================================================================

Total risk-adjusted assets/total assets,
 net of fair value adjustment and goodwill (1)        71.78%        70.91%        70.46%        68.84%        68.56%

Total shareholders' equity                       $  191,721    $  159,936    $  151,924    $  147,282    $  141,359
Fair value adjustment (1)                             3,153           (29)        3,652         4,446         6,405
Other adjustments to Tier I capital                 (40,063)       (8,553)       (8,711)       (9,071)       (9,230)
                                                 ------------------------------------------------------------------

Total Tier I capital                                154,811       151,354       146,865       142,657       138,534
Maximum allowance for loan losses (2)                21,364        16,921        16,919        16,385        16,008
                                                 ------------------------------------------------------------------

Total capital                                    $  176,175    $  168,275    $  163,784    $  159,042    $  154,542
                                                 ==================================================================

Average total assets, net of fair value
 adjustment and goodwill (1)                     $2,122,778    $1,879,047    $1,896,991    $1,861,252    $1,844,083
Allowance for loan losses                            24,183        22,095        21,410        20,907        21,553


Leverage Ratio (average assets)                        7.29%         8.05%         7.74%         7.66%         7.51%
Tier I capital/total risk-adjusted assets              9.07         11.22         10.89         10.92         10.86
Total capital/total risk-adjusted assets              10.32         12.48         12.14         12.18         12.12

Notes:
<F1>  Banknorth  Group  adopted  SFAS No. 115 as of  January 1, 1994.  Risk Based
      Capital guidelines have been amended to exclude SFAS No. 115 adjustments, therefore, the market valuation included in shareholders' equity and total assets on the consolidated Balance Sheets has been excluded in the above ratios.
<F2>  The maximum  allowance for loan losses used in calculating  total capital is the period-end allowance for loan losses or 1.25% of risk-adjusted assets prior to the allowance limitation, whichever is lower.

- -------------------------------------------------------------------------------------


SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                          1996                              1995
                                                      ------------------------------------------------------------------
(In thousands, except for share and per share data)        Q1            Q4           Q3            Q2            Q1
                                                      ------------------------------------------------------------------

STATEMENT OF INCOME:
Interest income                                       $   43,133    $   38,643    $   39,214    $   37,967    $   36,800
Interest expense                                          18,517        17,508        17,763        17,079        15,630
                                                      ------------------------------------------------------------------
   Net interest income                                    24,616        21,135        21,451        20,888        21,170
Provision for loan losses                                  1,300         1,125         1,125         1,125         1,000
                                                      ------------------------------------------------------------------
   Net interest income after provision for
    loan losses                                           23,316        20,010        20,326        19,763        20,170
                                                      ------------------------------------------------------------------

Other income:
   Income from trust activities                            1,996         1,835         1,879         1,890         1,822
   Service charges on depositor accounts                   1,340         1,226         1,298         1,321         1,236
   Credit card                                               599           842           684           665           598
   Loan servicing                                            679           679           649           655           718
   Net loan transactions                                     601           217           165            94            92
   Net securities transactions                                 3             9          (471)           46             7
   Net gain (loss) on sales of fixed and other
    assets                                                    --           (86)          222             7           (5)
   All other                                                 668           697           727           618           574
                                                      ------------------------------------------------------------------
   Total other income                                      5,886         5,419         5,153         5,296         5,042

Other expenses:
   Salaries                                                8,375         7,661         7,104         6,814         6,737
   Employee benefits                                       2,171         1,457         1,589         1,656         1,787
   Net occupancy expenses                                  1,786         1,388         1,343         1,325         1,431
   Equipment and software expenses                         1,433         1,400         1,400         1,368         1,351
   Data processing fees                                    1,108         1,242         1,125         1,076         1,186
   FDIC deposit insurance and other regulatory
    expenses                                                  99            234            9           905           914
   OREO and repossession expenses                             30           (95)          347            (9)          277
   Amortization of goodwill                                  731           157           157           159           159
   All other                                               6,420         4,558         4,313         4,078         3,986
                                                      ------------------------------------------------------------------
   Total other expenses                                   22,153        18,002        17,387        17,372        17,828
                                                      ------------------------------------------------------------------
Income before income taxes                                 7,049         7,427         8,092         7,687         7,384
Income tax expense                                         2,299         1,596         2,266         2,213         2,142
                                                      ------------------------------------------------------------------
Net income                                            $    4,750    $    5,831    $    5,826    $    5,474    $    5,242
                                                      ==================================================================

AVERAGE BALANCES:
   Loans                                              $1,538,784    $1,352,356    $1,343,177    $1,324,586    $1,295,777
   Loans held for sale                                    17,196        16,309        15,647        10,197         9,866
   Securities available for sale                         389,515       191,408       128,822       129,333       126,610
   Investment securities                                  48,371       216,701       301,023       310,093       316,155
   Money market investments                               28,216        10,717        15,595         3,035         9,448
                                                      ------------------------------------------------------------------
         Total earning assets                          2,022,082     1,787,491     1,804,264     1,777,244     1,757,856
   Other assets                                          137,606       100,138        97,786        88,633        89,052
                                                      ------------------------------------------------------------------
         Total assets                                 $2,159,688    $1,887,629    $1,902,050    $1,865,877    $1,846,908
                                                      ==================================================================

   Demand deposits                                    $  227,571    $  205,354    $  199,122    $  186,609    $  187,790
   Interest-bearing deposits                           1,558,369     1,307,950     1,266,310     1,233,929     1,227,791
                                                      ------------------------------------------------------------------
         Total deposits                                1,785,940     1,513,304     1,465,432     1,420,538     1,415,581
   Short-term borrowings                                 124,853       129,836       176,809       183,021       167,810
   Long-term debt                                         52,411        72,534        94,169       101,506       108,613
   Other liabilities                                      20,966        17,678        17,695        17,029        17,412
   Shareholders' equity                                  175,518       154,277       147,945       143,783       137,492
                                                      ------------------------------------------------------------------
         Total liabilities and shareholders'
          equity                                      $2,159,688    $1,887,629    $1,902,050    $1,865,877    $1,846,908
                                                      ==================================================================

Loans charged-off, net of recoveries                  $      862    $      440    $      622    $    1,771    $      884
Non-performing assets, p.e.                               15,909        15,140        17,954        19,850        21,112

SHARE DATA:
   Shares outstanding, p.e.                            7,826,648     6,804,425     6,804,425     6,804,425     6,804,425
   Weighted average shares outstanding                 7,332,386     6,804,425     6,804,425     6,804,425     6,804,425
   Tangible book value, p.e.                          $    18.92    $    21.75    $    20.53    $    19.83    $    18.95
   Cash dividends declared                                  0.25          0.23          0.23          0.23          0.23
   Net income                                               0.65          0.86          0.86          0.80          0.77
   Closing price at quarter end                            35.25         38.50         33.25         26.88         23.50
   Cash dividends declared as a % of net income            38.46%        26.74%        26.74%        28.75%        29.87%

RATIOS:
   Return on average assets                                 0.88%         1.23%         1.22%         1.18%        1.15%
   Return on average shareholders' equity                  10.88         15.00         15.62         15.27        15.46
   Net interest margin, fte                                 4.93          4.73          4.76          4.75         4.85
   Efficiency ratio                                        65.11         67.52         66.31         66.65        66.61
   Expense ratio                                            2.80          2.80          2.76          2.77         2.88
   As a % of risk-adjusted assets:
      Total capital                                        10.32         12.48         12.14         12.18        12.12
      Tier 1 capital                                        9.07         11.22         10.89         10.92        10.86
   As a % of average total assets:
      Tier 1 capital (regulatory leverage)                  7.29          8.05          7.74          7.66         7.51
   Tangible shareholders equity, p.e. to tangible
    assets, p.e                                             6.26          7.80          7.33          7.14         6.97
   Price earnings ratio (last twelve months)                11.1          11.7          10.1           8.8          8.5


Item 6.  Exhibits and Reports Filed on Form 8-K

         Form 8-K dated January 18, 1996 relating to release of unaudited information (including balance sheet, income statement and certain per share data) on 1995 fourth quarter and year end results of operations.

         Form 8-K dated February 27, 1996, relating to the acquisition of thirteen divested branches of Fleet National Bank of Massachusetts (formerly known as Shawmut Bank, National Association).

         Form 8-K/A dated April 18, 1996, providing information relating to loans acquired and deposit liabilities assumed through the acquisition of thirteen divested branches of Fleet National Bank of Massachusetts (formerly known as Shawmut Bank, National Association), as well as pro forma consolidated financial information reflecting the acquisition of the branches as if it had occurred as of December 31, 1995.



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BANKNORTH GROUP, INC.
                                                     Registrant



Date: 5/10/96                                 /s/ WILLIAM H. CHADWICK
                                      -----------------------------------------
                                                 William H. Chadwick
                                         President and Chief Executive Officer



Date: 5/10/96                                  /s/ THOMAS J. PRUITT
                                      -----------------------------------------
                                                  Thomas J. Pruitt
                                         Executive Vice President and Chief
                                                 Financial Officer