Form 10-Q
period 1996-06-30
BANKNORTH GROUP INC /NEW/ /DE/
filed 1996-08-14
CIK 851105

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1996

      Commission file number (0-18173)


                            BANKNORTH GROUP, INC.
           (Exact name of registrant as specified in its charter)


                 DELAWARE                             03-0321189
(State or other jurisdiction of incorporation      (I.R.S. Employer
             or organization)                     Identification No.)


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


      Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes x                          No o

7,826,648 shares of common stock, $l.00 par, outstanding on June 30, 1996.


2nd Quarter 1996 Financial Highlights (Unaudited)
(Quarterly information unaudited--Dollars in thousands, except per share data)

                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
- ------------------------------------------------------------------------------------------------------------------
                                                     1996             1995             1996             1995
- ------------------------------------------------------------------------------------------------------------------

INCOME DATA
  Net interest income, taxable equivalent            $   27,560       $   21,062       $   52,356       $   42,386
  Net interest margin                                      4.88%            4.75%            4.90%            4.84%
  Net income                                         $    6,794           $5,474          $11,544          $10,716
PERIOD END BALANCES
  Assets                                             $2,458,040       $1,902,260       $2,458,040       $1,902,260
  Earning assets                                      2,288,900        1,781,162        2,288,900        1,781,162
  Loans                                               1,770,339        1,339,411        1,770,339        1,339,411
  Deposits                                            2,040,231        1,451,015        2,040,231        1,451,015
  Short-term borrowings                                 155,977          188,002          155,977          188,002
  Long-term debt                                         46,791           99,071           46,791           99,071
  Shareholders' equity                                  194,430          147,282          194,430          147,282
AVERAGE BALANCES
  Assets                                             $2,429,249       $1,865,877       $2,294,483       $1,856,032
  Earning assets, net of fair value adjustment        2,272,672        1,777,244        2,147,379        1,767,607
  Loans                                               1,746,552        1,324,586        1,642,670        1,310,290
  Deposits                                            2,030,037        1,420,538        1,913,164        1,417,638
  Short-term borrowings                                 138,632          183,021          126,567          175,488
  Long-term debt                                         47,311          101,506           49,861          105,040
  Shareholders' equity                                  191,695          143,783          183,621          140,647
SHARE AND PER SHARE DATA

  Shares outstanding                                  7,826,648        6,804,425        7,826,648        6,804,425
  Weighted average shares outstanding                 7,826,648        6,804,425        7,579,517        6,804,425
  Net income                                         $     0.87       $     0.80       $     1.52       $     1.57
  Cash dividends declared                                  0.25             0.23             0.50             0.46
  Market price:
    High                                                  36.25            27.00            38.50            27.00
    Low                                                   32.50            23.50            32.50            21.75
    Close                                                 34.25            26.88            34.25            26.88
  Share volume                                        1,093,788          371,940        2,243,259          829,644
  Average monthly share volume                          364,596          123,980          373,877          138,274
  Book value                                              24.84            21.65            24.84            21.65
  Tangible book value                                     19.89            20.31            19.89            20.31
KEY RATIOS
  Return on average assets                                 1.12%            1.18%            1.01%            1.16%
  Return on average shareholders' equity                  14.25            15.27            12.64            15.36
  Efficiency ratio (adjusted for
   non-recurring items)                                   62.07            66.02            62.38            66.00
  Net loan charge-offs to average loans                    0.19             0.53             0.20             0.41
  Provision for loan losses to average loans               0.30             0.34             0.32             0.32
  Allowance for loan losses to loans, p.e.                 1.39             1.56             1.39             1.56
  Allowance for loan losses coverage of
   non-performing loans, p.e.                            112.40           109.89           112.40           109.89
  Non-performing assets to total assets, p.e.              0.95             1.04             0.95             1.04
  Total capital to risk-adjusted assets, p.e.             10.37            12.18            10.37            12.18
  Tier 1 capital to risk-adjusted assets, p.e.             9.12            10.92             9.12            10.92
  Leverage ratio                                           6.72             7.66             6.72             7.66


                             Index to Form 10-Q

PART I                                                                 Page
- ---------------------------------------------------------------------------
Item l Financial Statements
         Consolidated Statements of Income For the Three Months
         and Six Months Ended June 30, 1996 and 1995 (Both unaudited)    1

         Consolidated Balance Sheets at June 30, 1996 (Unaudited),
         December 31, 1995 and June 30, 1995 (Unaudited)                 2

         Statements of Changes in Shareholders' Equity For the
         Period Ended December 31, 1995 and January 1, 1996 to
         June 30, 1996 (Unaudited)                                       3

         Consolidated Statements of Cash Flows for the Six Months
         ended June 30, 1996 and 1995 (Both unaudited)                   4

         Notes to Unaudited Consolidated Interim Financial Statements    5

         Independent Auditors' Report                                    7


Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         8


PART II
- ---------------------------------------------------------------------------
Item 1 Legal Proceedings                                                N/A

Item 2 Changes in Securities                                            N/A

Item 3 Defaults Upon Senior Securities                                  N/A

Item 4 Submission of Matters to a Vote of Security Holders              25

Item 5 Other Information                                                N/A

Item 6 Exhibits and Reports on Form 8-K                                 N/A

       Signatures                                                       26


Consolidated Statements of Income (Unaudited)

                                                    Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
- ---------------------------------------------------------------------------------------------------
(In thousands, except for per share amounts)         1996         1995         1996         1995
- ---------------------------------------------------------------------------------------------------

Interest income:
  Interest and fees on loans                         $39,787      $31,094      $75,604      $60,915
  Interest on money market investments                   242           46          647          182
  Interest on securities available for sale            6,626        1,991       12,676        3,940
  Interest on investment securities                      799        4,836        1,660        9,730
- ---------------------------------------------------------------------------------------------------
      Total interest income                           47,454       37,967       90,587       74,767
Interest expense:
  Deposits                                            17,692       12,881       34,028       24,535
  Short-term borrowed funds                            1,676        2,598        3,092        4,893
  Long-term debt                                         690        1,600        1,455        3,281
- ---------------------------------------------------------------------------------------------------
      Total interest expense                          20,058       17,079       38,575       32,709
- ---------------------------------------------------------------------------------------------------
Net interest income                                   27,396       20,888       52,012       42,058
Less: provision for loan losses                        1,300        1,125        2,600        2,125
- ---------------------------------------------------------------------------------------------------
Net interest income after provision for loan
 losses                                               26,096       19,763       49,412       39,933
Other operating income:
  Income from trust activities                         2,005        1,890        4,001        3,712
  Service charges on depositor accounts                1,792        1,321        3,132        2,557
  Credit card income                                     728          665        1,327        1,263
  Loan servicing income                                  670          655        1,349        1,373
  Net loan transactions                                  358           94          959          186
  Net securities transactions                             --           46            3           53
  Other income                                           903          625        1,571        1,194
- ---------------------------------------------------------------------------------------------------
      Total other operating income                     6,456        5,296       12,342       10,338
Other operating expenses:
  Salaries                                             9,053        6,814       17,428       13,551
  Employee benefits                                    2,146        1,656        4,317        3,443
  Net occupancy expenses                               1,767        1,325        3,553        2,756
  Equipment and software expenses                      1,701        1,368        3,134        2,719
  Data processing fees                                 1,209        1,076        2,317        2,262
  FDIC deposit insurance and other regulatory
   expenses                                               99          905          198        1,819
  Other real estate owned and repossession
   expenses                                               78           (9)         108          268
  Legal and professional fees                            833          624        1,690        1,418
  Printing and supplies expenses                         572          452        1,998          901
  Advertising and marketing expenses                     657          593        1,754        1,005
  Amortization of goodwill                             1,319          159        2,050          318
  Other expenses                                       3,076        2,409        6,116        4,740
- ---------------------------------------------------------------------------------------------------
      Total other operating expenses                  22,510       17,372       44,663       35,200
- ---------------------------------------------------------------------------------------------------

Income before income taxes                            10,042        7,687       17,091       15,071
Income tax expense                                     3,248        2,213        5,547        4,355
- ---------------------------------------------------------------------------------------------------
Net income                                           $ 6,794      $ 5,474      $11,544      $10,716
===================================================================================================
Net income per share                                 $  0.87      $  0.80      $  1.52      $  1.57
===================================================================================================

See accompanying notes to unaudited interim consolidated financial statements.


Consolidated Balance Sheets

                                                     June 30,       December 31,   June 30,
                                                     1996           1995           1995
- ----------------------------------------------------------------------------------------------
(In thousands except share and per share data)       (Unaudited)                   (Unaudited)

ASSETS
Cash and due from banks                              $   85,076     $   89,111     $   79,058
Money market investments                                     50            650          1,450
- ---------------------------------------------------------------------------------------------
  Cash and cash equivalents                              85,126         89,761         80,508
- ---------------------------------------------------------------------------------------------
Securities available for sale, at fair value            460,901        359,085        125,917
Loans held for sale                                      14,237         19,174         14,484
Investment securities                                    43,373         49,680        299,900
Loans                                                 1,770,339      1,351,053      1,339,411
  Less: Allowance for loan losses                        24,669         22,095         20,907
- ---------------------------------------------------------------------------------------------
      Net loans                                       1,745,670      1,328,958      1,318,504
- ---------------------------------------------------------------------------------------------
Accrued interest receivable                              15,600         11,505         11,256
Premises, equipment and software, net                    29,427         24,917         24,607
Other real estate owned and repossessed assets            1,301          1,169            825
Goodwill                                                 38,744          8,553          9,071
Capitalized mortgage servicing rights                     3,691          3,363          3,304
Other assets                                             19,970         14,009         13,884
- ---------------------------------------------------------------------------------------------
Total assets                                         $2,458,040     $1,910,174     $1,902,260
=============================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand deposits                                    $  269,336     $  228,334     $  205,213
  NOW accounts                                          235,288        200,085        183,077
  Money market savings                                  522,052        363,107        321,563
  Regular savings                                       230,537        173,565        188,753
  Time deposits $100 thousand and greater                72,666         59,233         42,343
  Time deposits under $100 thousand                     710,352        536,445        510,066
- ---------------------------------------------------------------------------------------------
      Total deposits                                  2,040,231      1,560,769      1,451,015
- ---------------------------------------------------------------------------------------------
Short-term borrowed funds:
  Federal funds purchased                                 4,375             --          8,000
  Securities sold under agreements to repurchase         88,590         95,472         89,760
  Borrowings from U.S. Treasury                          17,012          8,241         18,742
  Borrowings from Federal Home Loan Bank of Boston       46,000         12,500         71,500
- ---------------------------------------------------------------------------------------------
      Total short-term borrowed funds                   155,977        116,213        188,002
- ---------------------------------------------------------------------------------------------
Long-term debt:
  Federal Home Loan Bank of Boston term notes            31,041         39,197         80,171
  Bank term loan                                         15,750         16,800         18,900
- ---------------------------------------------------------------------------------------------
      Total long-term debt                               46,791         55,997         99,071
- ---------------------------------------------------------------------------------------------
Accrued interest payable                                  4,547          3,914          4,611
Other liabilities                                        16,064         13,345         12,279
- ---------------------------------------------------------------------------------------------
Total liabilities                                     2,263,610      1,750,238      1,754,978
- ---------------------------------------------------------------------------------------------
Shareholders' equity:
  Common stock, $1.00 par value; authorized
   20,000,000 shares; issued and outstanding
   7,826,648 shares at June 30, 1996 and 6,804,425
   at December 31, 1995 and June 30, 1995                 7,827          6,804          6,804
  Surplus                                                87,052         56,023         55,600
  Retained earnings                                     105,520         97,978         89,726
  Unamortized employee restricted stock                    (649)          (898)          (402)
  Net unrealized gains (losses) on securities
   available for sale, net of tax                        (5,320)            29           (998)
  Net unrealized losses on securities available
   for sale transferred to the
   investment portfolio, net of tax                          --             --         (3,448)
- ---------------------------------------------------------------------------------------------
Total shareholders' equity                              194,430        159,936        147,282
- ---------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity           $2,458,040     $1,910,174     $1,902,260
=============================================================================================

See accompanying notes to unaudited interim consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity

                                                                                       Unearned     Net
                                                                                       Portion of   Unrealized
                                                                                       Employee     Gains (Losses)
                                                 Common                   Retained     Restricted   On Securites,
                                                 Stock       Surplus      Earnings     Stock        Net of Tax      Total
- ----------------------------------------------------------------------------------------------------------------------------
(In thousands, except for per share data)

Balance, December 31, 1994                       $6,804      $55,473      $ 82,176     $(394)       $(8,495)        $135,564
Net income                                           --           --        22,373        --             --           22,373
Decrease in net unrealized losses on
 securities available for sale, net of tax           --           --            --        --          4,620            4,620
Decrease in net unrealized losses on
 securities available for sale transferred
 to the investment portfolio, net of tax             --           --            --        --          3,904            3,904
Cash dividends $.92 per share                        --           --        (6,260)       --             --           (6,260)
Issuance of employee restricted stock                --           --            --      (361)            --             (361)
Amortization of employee restricted stock            --          550            --      (143)            --              407
Exercise of employee stock options                   --           --          (311)       --             --             (311)
- ----------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                        6,804       56,023        97,978      (898)            29          159,936
- ----------------------------------------------------------------------------------------------------------------------------
Net income                                           --           --         4,750        --             --            4,750
Issuance of common stock, net of expenses         1,023       31,193            --        --             --           32,216
Decrease in net unrealized gains on
 securities available for sale, net of tax           --           --            --        --         (3,182)          (3,182)
Cash dividends $.25 per share                        --           --        (1,957)       --             --           (1,957)
Amortization of employee restricted stock            --         (125)           --       153             --               28
Exercise of employee stock options                   --           --           (70)       --             --              (70)
- ----------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                           7,827       87,091       100,701      (745)        (3,153)         191,721
- ----------------------------------------------------------------------------------------------------------------------------
Net income                                           --           --         6,794        --             --            6,794
Increase in net unrealized losses on
 securities available for sale, net of tax           --           --            --        --         (2,167)          (2,167)
Cash dividends $.25 per share                        --           --        (1,957)       --             --           (1,957)
Amortization of employee restricted stock            --          (39)           --        96             --               57
Exercise of employee stock options                   --           --           (18)       --             --              (18)
- ----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                           $7,827      $87,052      $105,520     $(649)       $(5,320)        $194,430
============================================================================================================================

See accompanying notes to unaudited interim consolidated financial statements.


Consolidated Statements of Cash Flows

                                                               Six Months Ended June 30,
- -------------------------------------------------------------------------------------------
                                                               1996                1995
- -------------------------------------------------------------------------------------------
                                                           (In thousands)       (Unaudited)

Decrease in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                               $  11,544            $  10,716
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization of premises,
   equipment and software                                      2,095                2,112
  Amortization of goodwill                                     2,050                  318
  Provision for loan losses                                    2,600                2,125
  Adjustment of other real estate owned to
   estimated fair value                                           75                   97
  Provision for deferred tax (benefit)/expense                   (22)               1,480
  Amortization of employee restricted stock                       85                  119
  Exercise of employee stock options                             (88)                 (36)
  Net securities transactions                                     (3)                 (53)
  Net gain on sale of other real estate owned                   (313)                (387)
  Proceeds from sale of loans held for sale                  100,704               40,971
  Originations and purchases of loans held for
   resale                                                   (111,577)             (73,788)
  Net gain on sale of loans held for sale                       (458)                (186)
  Net gain on capitalization of mortgage servicing
   rights                                                       (501)                  --
  Increase (decrease) in interest receivable                  (4,095)                 129
  Increase in interest payable                                   633                   33
  Increase in other assets and other intangibles              (3,026)              (4,046)
  Increase (decrease) in other liabilities                     2,719               (1,265)
- -----------------------------------------------------------------------------------------
      Total adjustments                                       (9,122)             (32,377)
- -----------------------------------------------------------------------------------------
      Net cash provided by (used in) operating
       activities                                              2,422              (21,661)
- -----------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from maturity and call of securities
   available for sale                                        150,655                6,705
  Proceeds from maturity and call of investment
   securities                                                  6,329               18,501
  Proceeds from sale of securities available for sale         20,235               15,283
  Purchase of securities available for sale                 (280,956)             (23,876)
  Purchase of investment securities                               --                 (533)
  Proceeds from sale of OREO and repossessed assets            1,533                1,230
  Payments received on OREO and repossessed assets                 3                  120
  Branches purchased-loans acquired                         (396,942)                  --
  Net loans purchased                                        (23,381)              (8,672)
            Net decrease (increase) in loans                  15,849               (6,090)
  Capital expenditures                                        (6,606)              (1,640)
  Proceeds from sale of fixed assets and other assets             10                   53
- -----------------------------------------------------------------------------------------
      Net cash provided by (used in) investing
       activities                                           (513,271)               1,081
- -----------------------------------------------------------------------------------------
Cash flows from financing activities:
  Branches purchased-deposits acquired                       558,514                   --
    Less: purchase premium and capitalized costs             (32,108)                  --
- -----------------------------------------------------------------------------------------
  Deposits acquired (net of premium and capitalized
   costs)                                                    526,406                   --
  Net increase (decrease) in deposits                        (79,052)               7,548
  Net increase in short-term borrowings                       39,764               32,856
  Issuance of common stock, net of expenses                   32,216                   --
  Payments on long term debt                                  (9,206)             (22,518)
  Dividends paid                                              (3,914)              (3,130)
- -----------------------------------------------------------------------------------------
    Net cash provided by financing activities                506,214               14,756
- -----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                     (4,635)              (5,824)
- -----------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period              89,761               86,332
- -----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $  85,126            $  80,508
=========================================================================================
Additional disclosure relative to statement of cash
 flows:
  Interest paid                                            $  37,942            $  32,676
=========================================================================================
  Taxes paid                                               $   8,745            $   4,281
=========================================================================================
Supplemental schedule of non-cash investing and
 financing activities:
  Net transfer of loans to OREO and repossessed assets     $   1,430            $     459
  Net transfer of loans held for sale to loan status          16,268               32,544
  Decrease (increase) in net unrealized losses on
   securities available for sale, net of tax                  (5,349)               3,593
  Decrease in net unrealized losses on securities
   available for sale, transferred to held
   to maturity, net of tax                                        --                  456

See accompanying notes to the unaudited interim consolidated financial statements.


Notes to Unaudited Consolidated Interim Financial Statements

1. The accompanying unaudited consolidated interim financial statements include the accounts of the Company and its subsidiaries, First Massachusetts Bank, N.A., North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank, The Howard Bank, N.A., First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company, Franklin Lamoille Bank, Granite Savings Bank and Trust Company, Woodstock National Bank, The Stratevest Group, N. A. and North Group Realty, Inc. It is the opinion of management that the accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which are considered necessary to report fairly the financial position as of June 30, 1996, the Consolidated Statements of Income for the three and six months ended June 30, 1996 and 1995, the Consolidated Statements of Changes in Shareholders' Equity for the three month periods ended March 31, 1996 and June 30, 1996, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995. The accompanying unaudited consolidated interim financial statements should be read in conjunction with Banknorth Group, Inc.'s consolidated year end financial statements, including notes thereto, which are included in Banknorth Group, Inc.'s 1995 annual report to shareholders on Form 10-K.

2. Earnings per share were calculated based on 7,579,517 and 6,804,425 weighted average shares issued and outstanding during the six month periods ended June 30, 1996 and 1995, respectively. The effect of the outstanding stock option awards is not material to the calculation of earnings per share.

3. In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS No. 122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment, if any, be recognized through a valuation allowance. The Company adopted SFAS No. 122 in the first quarter of 1996. The result of adoption was to capitalize $501 thousand in mortgage servicing rights and increase the gains or decrease the losses on the sale of these loans originated in the first six months of 1996.

      The Company purchases mortgage servicing rights separately or it may acquire mortgage servicing rights by purchasing or originating mortgage loans and selling those loans with servicing rights retained. Generally, purchased mortgage servicing rights are capitalized at the cost to acquire the rights and are carried at the lower of cost, net of accumulated amortization, or fair value. Originated mortgage servicing rights are capitalized based on the relative fair value of the servicing rights to the fair value of the loan and are recorded at the lower of the capitalized amount, net of accumulated amortization or fair value. The mortgage loans being serviced are not included in the Company's consolidated financial statements as they are not assets of the Company. Mortgage servicing rights are amortized into servicing fee income in proportion to, and over the period of, estimated net servicing income. The Company uses a cash flow model to calculate the amortization of mortgage servicing rights.

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

      The following table is a summary of activity for mortgage servicing rights purchased ("Purchased"), originated ("Originated") and excess servicing fees receivable ("Excess") for the six months ended June 30, 1996 (in thousands):

                                Purchased      Originated      Excess      Total
- ---------------------------------------------------------------------------------

Balance at January 1, 1996      $3,037         $  --           $ 169       $3,206
  Additions                        365           501               9          875
  Amortization                    (409)          (43)            (23)        (475)
- ---------------------------------------------------------------------------------
Balance as of June 30, 1996     $2,993         $ 458           $ 155       $3,606
=================================================================================

      SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At June 30, 1996, no allowance for impairment in the Company's mortgage servicing rights was necessary. The estimated fair value of all mortgage servicing rights was $4.5 million at June 30, 1996.

      Gains on mortgage loans sold on a servicing retained basis are also adjusted to include "excess servicing fees." The net present value of such excess servicing is capitalized and amortized in proportion to, and over the estimated period of net servicing income. Excess servicing fees are adjusted to reflect significant prepayments and payoffs of the underlying serviced loans.

      The above mortgage servicing rights relate to approximately $518.4 million of mortgage loans serviced for third parties. In addition, the Company services approximately $471.3 million of mortgage loans for third parties for which there is no capitalized servicing asset on the Company's consolidated financial statements.


Independent Auditors' Report

The Board of Directors
Banknorth Group, Inc.

      We have reviewed the consolidated balance sheets of Banknorth Group, Inc. and subsidiaries (the "Company") as of June 30, 1996 and 1995, and the related consolidated statements of income for the three and six month periods ended June 30, 1996 and 1995, and the consolidated statements of changes in shareholders' equity for the three month periods ended March 31, 1996 and June 30,1996, and the consolidated statements of cash flows for the six month periods ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Banknorth Group, Inc. and the subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, and consolidated statement of changes in shareholders' equity for the year ended December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of changes in shareholders' equity from which it has been derived.

      As discussed in note 3 to the consolidated interim financial statements, effective January 1, 1996, the Company adopted the provisions of Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which changed its method of recognizing and accounting for mortgage servicing rights.


                                              /s/ KPMG PEAT MARWICK LLP


July 26, 1996


Management's Discussion and Analysis of Financial Condition and Results of Operations

      The review that follows focuses on the factors affecting the financial condition and results of operations of Banknorth Group, Inc. ("Banknorth" or "Company") during the three and six months ended June 30, 1996, with comparisons to 1995 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. Balances discussed are daily averages unless otherwise described. The consolidated interim financial statements, as well as the 1995 annual report to shareholders' should be read in conjunction with this review. Certain amounts in years prior to 1996 have been reclassified to conform to the 1996 presentation.

      Except for historical information contained herein, the matters contained in this review are "forward-looking statements" that involve risk and uncertainties, including statements concerning future events or performance and assumptions and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein: (1) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its banking subsidiaries must comply, the cost of such compliance and the potentially material adverse effects if the Company or any of its banking subsidiaries were not in substantial compliance either currently or in the future as applicable; (2) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (3) the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional" and other out-of-state banking organizations as well as nonbank providers of various financial services; (4) uncertainties due to a lack of operating history of the Company's Massachusetts subsidiary; (5) the effect of unforeseen changes in interest rates; and (6) the effect of changes in the business cycle and downturns in the local, regional or national economies.

OVERVIEW

      Banknorth recorded net income of $6.8 million, or $.87 per share for the three months ended June 30, 1996, as compared to $5.5 million, or $.80 per share recorded in the same period in 1995. For the year to date period ended June 30, 1996, net income was $11.5 million, or $1.52 per share, as compared to $10.7 million and $1.57 per share in 1995.

      During the second quarter of 1996:

      *  The Company earned a return on shareholders' equity of 14.25%

      *  The return on average assets was 1.12%

      *  The efficiency ratio was 62.07%

MERGER AND ACQUISITION ACTIVITY

      On February 16, 1996 Banknorth completed the purchase of thirteen banking offices of Shawmut Bank,N.A.("Shawmut"). A new subsidiary, First Massachusetts Bank, N.A.("FMB" or "First Massachusetts"), with principal offices in Worcester, Massachusetts, was organized to own and operate the acquired offices.

      Under the terms of the Purchase and Assumption Agreement with Shawmut, Banknorth paid a premium of $29.2 million, representing 5.23% of deposit liabilities assumed, including accrued interest payable, calculated based upon the average amount of deposits outstanding (including accrued interest payable) over the thirty day period ended February 13, 1996.

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

      The transaction is being accounted for under purchase accounting rules. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. Goodwill, representing the excess of cost over net assets acquired was $32.1 million and is being amortized over seven years on a straight-line basis. The results of operations for First Massachusetts are included in Banknorth's consolidated financial statements from the date of acquisition forward.

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

Earning Assets

      Earning assets of $2.3 billion during the second quarter of 1996, were $495.4 million, or 27.9%, higher than during the second quarter of 1995 primarily due to the addition of FMB. Table A, Mix of Average Earning Assets, shows how the mix of earning assets has changed as compared to the same period in 1995.

      Loans. Total loans were $1.7 billion during the three month period ended June 30, 1996, an increase of $422.0 million, or 31.9%, over the same period in 1995. Of the increase, approximately $419.5 million resulted from the addition of FMB. In-market loan demand increased during 1995 and the first two quarters of 1996 in the Company's markets which continue to experience significant competition between lenders for quality credits.

      Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of June 30, 1996 and 1995 as well as December 31, 1995. Primarily through the branch purchases, total loans as of June 30, 1996 were $430.9 million, or 32.2% higher than at June 30, 1995. Commercial, financial and agricultural loans increased $68.0 million, or 30.8% while commercial real estate loans increased by $98.7 million, or 25.3%. The largest increase in loan balances occurred in residential real estate which increased $243.4 million, or 49.1%. A substantial portion of the loans acquired through the branch purchases were residential real estate mortgages.

      Since the establishment of First Massachusetts, declines in the residential loan balances have occurred due to runoff. Loan growth in the Company's Vermont and New Hampshire markets has exceeded the runoff at First Massachusetts resulting in an increase in total loan receivables of $35.3 million since March 31, 1996. Current lending activity at First Massachusetts is vibrant based upon the level of new applications and commitments to fund new loans. Management anticipates growth in that bank's loan portfolio during the third quarter of 1996.

      Given current economic indicators, both nationally as well as in Banknorth's local markets, and given the opportunities afforded by entering the Massachusetts market, management believes that the Company will see increased levels of loan activity during the remainder of 1996. Additionally, the Company plans to complete the purchase of approximately $17 million in mortgage loans located outside of the Company's market areas during the third quarter in an effort to increase the level of earning assets.

      Securities available for sale. This category of investments is used primarily for liquidity while simultaneously producing earnings. In November 1995, the Financial Accounting Standards Board ("FASB") issued a "Special Report" which granted all entities a one-time opportunity to reconsider their ability and intent to hold securities accounted for under Statement of Financial Accounting Standards No. 115 (SFAS No.115) "Accounting For Certain Investments in Debt and Equity Securities", to maturity. This decision allowed entities to transfer securities from the held-to-maturity category without "tainting" their remaining held-to-maturity securities. On November 30, 1995, in response to the FASB's action, the Company reclassified certain securities having an aggregate unamortized cost of $197.1 million and an aggregate fair value of $195.3 million from "held-to-maturity" to "available for sale."

      Period end balances in securities available for sale totaled $460.9 million, $359.1 million and $125.9 million at June 30, 1996, December 31, 1995 and June 30, 1995, respectively. The increase of $101.8 million from December 31, 1995 to June 30, 1996 reflects purchases made for the newly established portfolio at FMB as well as purchases in excess of the reinvestment of proceeds from the sale, maturity and call of securities available for sale of approximately $10.4 million. The purchases in excess of the reinvestment of portfolio generated cash flows were made in an effort to increase the level of earning assets. Average balances for the three months ended June 30, 1996 and 1995 were $446.2 million and $129.3 million, respectively.

      Table C, Securities Available for Sale and Investment Securities provides details of securities available for sale at June 30, 1996 and 1995, as well as December 31, 1995.

      Investment securities. The management of this portfolio focuses primarily on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. The balance of securities in this category was $43.4 million as of June 30, 1996 as compared to $49.7 million and $299.9 million as of December 31 and June 30, 1995, respectively. The decrease from June 30, 1995 reflects the fourth quarter 1995 transfer to the available for sale portfolio while the decrease from year end 1995 is the result of maturities and principal payments received on mortgage-backed securities. The cash proceeds from maturities and principal payments were generally reinvested in the "available for sale" portfolio and management expects this trend to continue.

      Money market investments. Money market investments, primarily Federal funds sold, averaged $18.5 million during the second quarter of 1996, up $15.5 million from the second quarter of 1995. Of the increase, approximately $17.2 million is attributable to FMB. The Company maintained a high liquidity position during the early stages of First Massachusetts' operation to accommodate expected deposit runoff and loan demand. Recent deposit product promotions in the Massachusetts market have been successful in increasing the level of customer deposits at First Massachusetts Bank. As a result, in the later part of the quarter ended June 30, 1996, the Company reduced its liquidity position in order to reinvest these funds in higher earning securities.

      Income from earning assets. Income from earning assets was $47.6 million for the three month period ended June 30, 1996, as compared to $38.1 million for the same period in 1995. The increase of $9.5 million, or 24.8%, resulted from increases in earning assets through normal growth and the branch acquisitions which gave rise to FMB. Total earning assets during the second quarter 1996 of $2.3 billion yielded 8.43%, while in 1995 earning assets of $1.8 billion yielded 8.61%. The increase in earning assets contributed $9.8 million towards the increase in interest income over 1995 , while the 18 basis point reduction in yield caused a decrease of $320 thousand. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest income from earning assets.

      For the six month periods ended June 30, 1996 and 1995, income from earning assets was $90.9 million and $75.1 million, respectively. Total earning assets of $2.1 billion, increased $379.8 million, or 21.5% over the six month average in 1995. The yield on earning assets was 8.52% during the first six months of 1996 as compared to 8.57% during the same period in 1995.

Funding Sources

      The Company utilizes various traditional sources of funds to support its earning asset portfolios. Table E, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for the second quarter of 1996 and 1995, and changes, by category, from the second quarter of 1995.

      Core Deposits. Total core deposits averaged $2.0 billion during the three month period ended June 30, 1996, $578.5 million above the second quarter average in 1995. Of the increase, approximately $500.2 million is the result of FMB, while approximately $78.3 million reflects true deposit growth. It is management's expectation that core deposits will increase during coming quarters as First Massachusetts continues to establish itself in its central and western Massachusetts markets.

      Purchased Liabilities. Total purchased liabilities decreased on average from $307.0 million during the second quarter of 1995 to $243.6 million during the second quarter of 1996. The decreases in both short and long term borrowings were the result of increased core deposit volumes and the decision to reduce Federal Home Loan Bank advances in anticipation of the branch acquisitions. Offsetting the decreases in short and long-term borrowings were increases of $31.0 million in time deposits $100 thousand and greater. Of the noted increase in time deposits $100 thousand and greater, the most significant portion is the result of FMB. As Banknorth constantly seeks to fund its earning assets in the most efficient and profitable manner, management expects prudent levels of short-term borrowings and long-term debt to continue to be important sources of funding.

      Expense of Interest-bearing Liabilities. Banknorth's interest expense for the three months ended June 30, 1996, was $20.1 million, $3.0 million, or 17.4%, above 1995. Higher levels of interest bearing liabilities caused interest expense to increase $4.1 million, while a lower cost of funds resulted in a decrease of $1.1 million, together causing the increase of $3.0 million. Total interest bearing liabilities of $2.0 billion during the second quarter of 1996, were $436.1 million higher than in 1995, and with a total cost of 4.13%, 38 basis points less expensive than in the prior year.

      Total interest bearing liabilities averaged $1.8 billion during the six month period ended June 30, 1996, $328.4 million, or 21.7%, higher than in 1995. The cost of funds was 4.22% in 1996 as compared to 4.36% in 1995.

      Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest bearing liabilities and interest expense.

Net Interest Income

      Net interest income totaled $27.6 million and $21.1 million for the three month periods ended June 30, 1996 and 1995, respectively. The net interest margin was 4.88% during the second quarter of 1996 as compared to 4.75% during the second quarter of 1995. The yield on earning assets of 8.43% for the second quarter of 1996, was 18 basis points below the prior year, while the cost of interest bearing liabilities, 4.13% in 1996, decreased 38 basis points.

      Included in net interest income is the effect of interest rate swap transactions and interest rate floors. Banknorth utilizes these instruments to correct imbalances between the re-pricing characteristics of interest earning assets and interest bearing liabilities. A significant portion of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin.
Additionally, the interest rate risk characteristics of the loans and deposits purchased through the branch acquisitions exacerbated the potential for reduced interest income under these circumstances. To protect the Company from this occurrence, interest rate floors in the notional amount of $145.0 million, and interest rate swaps in the notional amount of $50.0 million were purchased during the second quarter of 1996 and used in conjunction with the previously held portfolio of interest rate floors to mitigate the potential reduction in interest income on certain adjustable and variable rate loans. At June 30, 1996, the notional principal amounts of all interest rate floors held was $295.0 million with an estimated fair value in excess of amortized cost of $1.2 million. The aggregate fair value of the interest rate floors at the time of purchase was $2.8 million which is being amortized as an adjustment to the related loan yield on a straight-line basis over the terms of the agreements. The unamortized balance of interest rate floors as of June 30, 1996 was $2.3 million. The estimated fair value of the interest rate swap contracts was ($137) thousand as of June 30, 1996.

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

      On January 1, 1995, Banknorth adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114) as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure," (SFAS No. 118). At that time, all of the Company's in-substance foreclosed assets were reclassified into impaired loan status as required by SFAS No. 114. For all prior periods presented, amounts related to in substance foreclosures have also been reclassified. These Statements prescribe recognition criteria for loan impairment, generally related to commercial type loans and measurement methods for impaired loans.

      Non-performing loans. Non-performing loans totaled $21.9 million, up $2.9 million, or 15.4% from June 30, 1995, and $8.0 million higher than at December 31, 1995. The increase in non-performing loans is primarily in loans on a nonaccrual basis and is primarily the result of weakening in certain large commercial and commercial real estate credits, as well as increased delinquency in the residential real estate portfolio. Delinquency rates and recognition of a non-accrual status of loans in the residential portfolio are lagging the regional and national trends but are consistent with these trends.

      With current economic trends and the growth in the loan portfolio, management expects the level of non-performing loans will continue to increase during the remainder of 1996.

      Other real estate owned. Total other real estate owned was $1.3 million at June 30, 1996, as compared to $825 thousand at June 30, 1995, and $1.2 million at year end 1995. Management does not expect any significant increase in this balance during the remaining of 1996.

      Allowance for loan losses and provision. The balance of the allowance for loan losses ("allowance") is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio, given past, present and expected conditions. Table H, Summary of Loan Loss Experience, provides information regarding types of loans charged off and associated recoveries.

      Loans charged off equaled $4.0 million, or an annualized .48% of average loans for the first six months of 1996, a decrease of $1.2 million from the same period in 1995. Year to date recoveries of $2.3 million in 1996 were similar to the level of recoveries recorded during the same period in 1995. Given the growth in the loan portfolio and the level of non-performing assets, management expects an increased level of loan charge-offs in the remainder 1996 as compared to that experienced in 1995.

      The provision for loan losses ("provision") for the second quarter of 1996 was $1.3 million, or an annualized .30% of average loans. Provision expense was $2.6 million during the six month period in 1996, .32% of average loans on an annualized basis. Provisions of $2.1 million, or an annualized .32% of average loans, and $4.4 million, or .33% of average loans were experienced during the six months ended June 30, 1995 and the full year of 1995, respectively. Based upon the above, it is anticipated that the level of provision will increase in the subsequent quarters of 1996.

      Provisions recorded are those necessary to maintain the allowance at a level adequate to absorb reasonably predictable loan charge-offs. At June 30, 1996, the allowance provided a coverage of non-performing loans of 112.40% as compared to 109.89% and 158.15% at June 30, 1995 and December 31,1995, respectively. The allowance coverage of non-performing loans was 158.21% as of March 31, 1996.

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

OTHER OPERATING INCOME AND EXPENSES

Other Operating Income

      Other operating income totaled $6.5 million for the quarter ended June 30, 1996, $1.2 million, or 21.9% higher than that recorded during the second quarter of 1995. For the six months ended June 30, 1996 and 1995, other operating income was $12.3 million and $10.3 million, respectively. The addition of FMB accounted for approximately $773 thousand of the increase in the three month period ended June 30, 1996 and $952 thousand in the six month period then ended.

      Income from trust activities, $3.7 million through June 30, 1995, increased to $4.0 million in 1996. For the quarters ended June 30, 1996 and 1995, income from trust activities was $2.0 million and $1.9 million, respectively. On February 1, 1996, the Company consolidated its subsidiary banks' trust departments into a newly formed limited charter bank, The Stratevest Group, N.A. Under this structure, the Company expects higher levels of income to result from improved marketing and sales initiatives and enhanced product offerings. Accordingly, management believes future quarters in the remainder of 1996 will be improved over the same periods in 1995.

      Service charges on depositor accounts were $1.8 million during the second quarter of 1996, $471 thousand, or 35.7% higher than during the same quarter of 1995. On a year to date basis, service charge income was $3.1 million, $575 thousand, or 22.5% higher than in the same period in 1995. The aforementioned increases are primarily due to the addition of FMB which at June 30, 1996 has just completed its first full quarter of operations.

      On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No.122, "Accounting for Mortgage Servicing Rights" (SFAS No.122), which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No.122 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how those rights are acquired. Additionally, SFAS No.122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights. and that impairment, if any, be recognized through a valuation allowance. The adoption of SFAS No.122 will result in increased gains recognized on the sale of the mortgage loans when servicing rights are retained, offset by reduced loan servicing income from the amortization of the capitalized mortgage servicing rights. Net loan transactions, $358 thousand for the three months ended June 30, 1996, increased significantly from $94 thousand during the second quarter of 1995. This increase in income is directly related to the impact of accounting for mortgage servicing rights under SFAS No.122. Of the total net loan transactions for the quarter ended June 30, 1996, $249 thousand resulted from recognition of income under SFAS No.122. On a year to date basis, of the total net loan transactions of $959 thousand, $501 thousand resulted from the recognition of income under SFAS No. 122.

      Other income, $903 thousand for the three months ended June 30, 1996, increased $278 thousand, or 44.5% over the same period in 1995. For the six months ended June 30, 1996, other income was $1.6 million, $377 thousand, or 31.6% higher than in 1995. FMB accounted for approximately $187 thousand and $227 thousand of the increases recognized during the three and six month periods, respectively.

Other Operating Expenses

      Other operating expenses for the second quarter of 1996 were $22.5 million, $5.1 million, or 29.6% above the second three months in 1995. For the period ended June 30, 1996, other operating expenses were $44.7 million, including start-up expenses for FMB and Stratevest of approximately $1.8 million. Other one-time expenses related to a data processing conversion and the transition to a new incentive-based compensation system included in the six month numbers were approximately $366 thousand. Recurring operating expenses for First Massachusetts were approximately $5.7 million during the second quarter of 1996 and $9.1 million for the six month period ended June 30, 1996. The Company's efficiency ratio which is adjusted to exclude material one-time expenses as well as the amortization of goodwill, was 62.07% for the second quarter of 1996, down from 66.02% during the same period in 1995.

      Salary expense, the largest component of other operating expenses, was $9.1 million during the second quarter of 1996, up $2.2 million or 32.9% from 1995. A significant portion of the increase over 1995 is attributable to FMB and increased staffing levels necessary to provide operational and other support functions to First Massachusetts. Salary expense for the six months ended June 30, 1996, was $17.4 million as compared to $13.6 million during the same period of 1995. The addition of First Massachusetts as well as increases in operations and support staff also caused the increase in employee benefits expense.

      The acquisition of thirteen branch offices and the increase in leased office space for necessary support functions were the primary cause of the increase of $442 thousand in net occupancy expense over the second quarter of 1995. Second quarter equipment and software expenses increased by $333 thousand, or 24.3% over 1995, with approximately half of the increase related to FMB.

      FDIC deposit insurance and other regulatory expense during the second quarter of 1996, decreased $806 thousand from the same period in 1995, bringing the year to date decrease to $1.6 million. The Federal Deposit Insurance Corporation Improvement Act mandated a reduction in insurance rates when the Bank Insurance Fund achieved a 1.25% reserve ratio. That target was reached in May 1995 resulting in significantly lower insurance premiums.

      Other real estate owned (OREO) and repossession expenses, $78 thousand during the three months ended June 30, 1996, increased $87 thousand over the same period in 1995. The OREO expense for the three months ended June 30, 1995 were low due to net gains of $291 thousand recorded on the sale of OREO properties.

      Legal and professional expenses during the second quarter of 1996 increased by $209 thousand over the same quarter in 1995 due primarily to consulting fees associated with the Company's long-range planning effort, legal expenses relating to establishing trust activities in Massachusetts and legal expenses relating to the Company's ongoing mergers and acquisitions activities.

      Printing and supplies expense was $572 thousand during the second quarter of 1996, $120 thousand higher than during the same period in 1995. The increase is related to one-time expenses associated with the Company's new imaging system and the addition of FMB. For the six month period ended June 30, 1996, printing and supplies expenses were $2.0 million as compared to $901 thousand during 1995. The increase reflects first quarter 1996 expenses relating to the initial issuance of checks to FMB customers and the issuance of new ATM and debit cards to the Company's customer base.

      Advertising and marketing expenses returned to more normal levels at $657 thousand during the three months ended June 30, 1996, an increase of $64 thousand, or 10.8% over the same period in 1995. Non-recurring marketing and advertising expenses relating to FMB, The Stratevest Group and the ATM/debit card program totaled approximately $543 thousand during the six month period ended June 30,1996.

      Amortization of goodwill increased significantly to $1.3 million in the second quarter of 1996 in comparison to the same period of 1995 due to the amortization of the goodwill in FMB acquisition.

      Other expenses, $3.1 million during the three months ended June 30, 1996, increased $667 thousand, or 27.7% from 1995 primarily due to the addition of recurring expenses for First Massachusetts.

Income Taxes

      In the second quarter of 1996, the Company recognized income tax expense of $3.2 million, or 32.3% of the income before taxes. On a year to date basis, tax expense was $5.5 million or 32.5% of income before taxes. Tax expense on the Company's income was lower than tax expense at the Federal statutory rate of 35%, primarily due to tax-exempt interest income and low income housing credits.

Capital Resources

      Consistent with its long-term goal of operating a sound and profitable financial organization, Banknorth strives to maintain strong capital ratios. Prior to 1996, new issues of equity securities had not been required since traditionally most of its capital requirements had been provided through retained earnings. However, to continue the Company's growth through acquisition, Banknorth chose to raise approximately $32.2 million in equity capital through the issuance of 1,022,223 shares of its common stock.

      During the second quarter of 1996, the board of directors declared a dividend of $.25 per share, representing a payout of 28.7% of second quarter net income. The board of directors of the Company presently intends to continue the payment of regular quarterly cash dividends subject to adjustment from time to time, based upon the Company's earnings outlook and other relevant factors. The Company's principal source of funds to pay cash dividends is derived from dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders.

      At June 30, 1996, Banknorth's Tier I capital was $161.0 million, or 9.12% of total risk adjusted assets, compared to $142.7 million and 10.92% as of June 30, 1995. The leverage ratio was 6.72%, and 7.66% as of June 30, 1996 and 1995, respectively. Banknorth, and its subsidiaries individually, are "well capitalized" at June 30, 1996 according to regulatory definition, and thereby, exceed all minimum regulatory capital requirements . Table I, Capital Ratios, reveals the components of capital as of various dates.

TABLE A.--Mix of Average Earning Assets

                                             Three Months                                             Components of
                                            Ended June 30,                       % of             Total Earning Assets
- ----------------------------------------------------------------------------------------------------------------------
                                                                                       Total
(Dollars in thousands)                   1996            1995            Change        Change     1996       1995
- ----------------------------------------------------------------------------------------------------------------------

Loans, net of unearned income
 and unamortized loan fees               $1,746,552      $1,324,586      $421,966       85.2%      76.9%      74.5%
Securities available for sale:
  U.S. Treasuries and agencies               82,381          38,275        44,106        8.9        3.6        2.2
  Mortgage-backed securities                280,576          67,068       213,508       43.1       12.3        3.8
  Other securities                           83,270          23,990        59,280       12.0        3.7        1.3
- ------------------------------------------------------------------------------------------------------------------
      Total securities available for
       sale                                 446,227         129,333       316,894       64.0       19.6        7.3
Investment securities:
  U.S. Treasuries and agencies               21,471          72,037       (50,566)     (10.2)       0.9        4.0
  Mortgage-backed securities                 21,927         232,936      (211,009)     (42.6)       1.0       13.1
  States and political subdivisions           1,464           2,157          (693)      (0.1)       0.1        0.1
  Other securities                              841           2,963        (2,122)      (0.5)       0.0        0.2
- ------------------------------------------------------------------------------------------------------------------
      Total investment securities            45,703         310,093      (264,390)     (53.4)       2.0       17.4
Loans held for sale                          15,668          10,197         5,471        1.1        0.7        0.6
Money market investments                     18,522           3,035        15,487        3.1        0.8        0.2
- ------------------------------------------------------------------------------------------------------------------
      Total earning assets               $2,272,672      $1,777,244      $495,428      100.0%     100.0%     100.0%
==================================================================================================================

TABLE B.--Loan Portfolio

                                                   At June 30,                         At December 31,
                                 -----------------------------------------------------------------------    % Change    % Change
                                          1996                     1995                     1995            06/30/96    06/30/96
                                 -----------------------------------------------------------------------    vs.         vs.
(Dollars in thousands)           Amount        Percent    Amount        Percent    Amount        Percent    06/30/95    12/31/95
- --------------------------------------------------------------------------------------------------------------------------------

Commercial, financial, and
 agricultural                    $  288,756     16.3%     $  220,763     16.5%     $  228,877    16.9%      30.8%       26.2%
Real Estate:
  Construction and land
   development                       16,361      0.9          21,259      1.6          20,587     1.5      (23.0)      (20.5)
  Commercial                        489,269     27.6         390,587     29.2         398,586    29.5       25.3        22.8
  Residential                       738,946     41.8         495,595     37.0         477,458    35.4       49.1        54.8
- -----------------------------------------------------------------------------------------------------

      Total real estate           1,244,576     70.3         907,441     67.8         896,631    66.4       37.2        38.8
- -----------------------------------------------------------------------------------------------------

Credit card receivables              23,226      1.3          25,890      1.9          26,867     2.0      (10.3)      (13.6)
Lease receivables                    56,989      3.2          36,786      2.7          47,055     3.5       54.9        21.1
Other installment                   156,792      8.9         148,531     11.1         151,623    11.2        5.6         3.4
- -----------------------------------------------------------------------------------------------------

      Total installment             237,007     13.4         211,207     15.7         225,545    16.7       12.2         5.1
- -----------------------------------------------------------------------------------------------------

Total loans                       1,770,339    100.0       1,339,411    100.0       1,351,053   100.0       32.2        31.0
Less: Allowance for loan
 losses                              24,669      1.4          20,907      1.6          22,095     1.6       18.0        11.6
- -----------------------------------------------------------------------------------------------------
Net loans                        $1,745,670     98.6%     $1,318,504     98.4%     $1,328,958    98.4%      32.4%       31.4%
=====================================================================================================

TABLE C.--Securities available for sale and investment securities

                                                         At June 30,
                                                     ----------------------      At December 31,
                                                     1996          1995          1995
- ------------------------------------------------------------------------------------------------
(Dollars in thousands)

Securities available for sale:
U.S. Treasuries and agencies                         $ 88,366      $ 37,999      $ 76,401
States and political subdivisions                         653            --            --
Mortgage-backed securities                            277,694        65,202       249,549
Other securities                                      102,373        24,250        33,090
Valuation reserve                                      (8,185)       (1,534)           45
- -----------------------------------------------------------------------------------------
Recorded value of securities available for sale      $460,901      $125,917      $359,085
=========================================================================================

Investment securities:
U.S. Treasuries and agencies                         $ 19,512      $ 69,126      $ 23,837
States and political subdivisions                       1,574         2,136         1,630
Mortgage-backed securities                             21,576       225,741        23,146
Other securities                                          711         2,897         1,067
- -----------------------------------------------------------------------------------------
Recorded value of investment securities              $ 43,373      $299,900      $ 49,680
=========================================================================================
Fair value of investment securities                  $ 43,695      $302,164      $ 51,087
=========================================================================================
Excess of fair value over recorded value             $    322      $  2,264      $  1,407
Fair value as a % of recorded value                     100.7%        100.8%        102.8%

TABLE D.--Average Balances, Yields, and Net Interest Margins

                                                                 Three Months Ended June 30,
                            				       ----------------------------------------------------------------------------
                                                         1996                                   1995
                                       ----------------------------------------------------------------------------
                                                       Interest     Average                   Interest      Average
                                       Average         Income/      Yield/     Average        Income/       Yield/
                                       Balance         Expense      Rate       Balance        Expense       Rate
- -------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Earning assets:
  Money market investments             $   18,522      $   242      5.25%      $   3,035      $    46       6.08%
  Securities available for sale           446,227        6,626      5.97         129,333        1,991       6.17
  Loans held for sale                      15,668          303      7.78          10,197          207       8.14
  Investment securities, at
   amortized cost:
    Taxable                                44,239          782      7.11         307,936        4,815       6.27
    Tax-exempt (Note 1)                     1,464           24      6.59           2,157           30       5.58
- ----------------------------------------------------------------------------------------------------------------
      Total investment securities          45,703          806      7.09         310,093        4,845       6.27
- ----------------------------------------------------------------------------------------------------------------

Loans, net of unearned income and
 unamortized loan fees (Notes 1,2,3)    1,746,552       39,641      9.13       1,324,586       31,052       9.40
- ----------------------------------------------------------------------------------------------------------------
      Total earning assets              2,272,672       47,618      8.43       1,777,244       38,141       8.61
                                                       ---------------------------------------------------------
Cash and due from banks                    82,463                                 57,183
Allowance for loan losses                 (24,618)                               (21,385)
Valuation reserve for securities
 available for sale                        (7,540)                                (8,504)
 and investment securities
Other assets                              106,272                                 61,339
- ----------------------------------------------------------------------------------------
Total assets                           $2,429,249                             $1,865,877
========================================================================================

Interest-bearing liabilities:
  NOW accounts                         $  236,419          759      1.29      $  173,868          739       1.70
  Money market savings                    518,570        5,318      4.12         317,871        3,680       4.64
  Regular savings                         237,535        1,400      2.37         192,417        1,242       2.59
  Time deposits $100 thousand and
   greater                                 73,409        1,026      5.62          42,401          575       5.44
  Time deposits under $100 thousand       702,667        9,189      5.26         507,372        6,645       5.25
  Long-term debt                           47,311          690      5.87         101,506        1,600       6.32
  Short-term borrowings                   138,632        1,676      4.86         183,021        2,598       5.69
- ----------------------------------------------------------------------------------------------------------------
      Total interest-bearing
       liabilities                      1,954,543       20,058      4.13       1,518,456       17,079       4.51
- ----------------------------------------------------------------------------------------------------------------
Demand deposits
Other liabilities                         261,437                                186,609
Shareholders' equity                       21,574                                 17,029
                                          191,695                                143,783
- ----------------------------------------------------------------------------------------
Total liabilities and shareholders'
 equity                                $2,429,249                             $1,865,877
========================================================================================
Net interest income                                    $27,560                                $21,062
                                                       ==============================================
Interest rate differential                                          4.30%                                   4.10%
                                                                    ============================================
Net interest margin                                                 4.88%                                   4.75%
                                                                    ============================================

Notes:
<F1> Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such income at the Federal tax rate.
<F2> Includes principal balances of non-accrual loans.
<F3> Includes industrial revenue bonds.

TABLE D.--Average Balances, Yields, and Net Interest Margins

                                                                  Six Months Ended June 30,
                                       ---------------------------------------------------------------------------
                                                         1996                                   1995
                                       ---------------------------------------------------------------------------
                                                       Interest     Average                   Interest     Average
                                       Average         Income/      Yield/    Average         Income/      Yield/
                                       Balance         Expense      Rate      Balance         Expense      Rate
- ------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Earning assets:
  Money market investments             $   23,369      $   647      5.57%     $    6,224      $   182       5.90%
  Securities available for sale,
   at amortized cost                      417,871       12,676      6.10         127,994        3,940       6.21
  Loans held for sale                      16,432          603      7.38          10,000          404       8.15
  Investment securities, at
   amortized cost:
    Taxable                                45,567        1,627      7.18         311,090        9,692       6.28
    Tax-exempt (Note 1)                     1,470           47      6.43           2,009           55       5.52
- ----------------------------------------------------------------------------------------------------------------
    Total investment securities            47,037        1,674      7.16         313,099        9,747       6.28
- ----------------------------------------------------------------------------------------------------------------

Loans, net of unearned income and
 unamortized loan fees (Notes 1,2,3)    1,642,670       75,331      9.22       1,310,290       60,822       9.36
- ----------------------------------------------------------------------------------------------------------------
      Total earning assets              2,147,379       90,931      8.52       1,767,607       75,095       8.57
                                                       ---------------------------------------------------------
Cash and due from banks                    80,919                                 57,571
Allowance for loan losses                 (23,860)                               (21,580)
Valuation reserve for securities
 available for sale                        (3,949)                                (9,957)
 and investment securities
Other assets                               93,994                                 62,391
- ----------------------------------------------------------------------------------------
Total assets                           $2,294,483                             $1,856,032
========================================================================================

Interest-bearing liabilities:
  NOW accounts                         $  224,239        1,519      1.36      $  178,167        1,433       1.62
  Money market savings                    485,437       10,175      4.22         315,751        7,047       4.50
  Regular savings                         223,435        2,668      2.40         198,023        2,560       2.61
  Time deposits $100 thousand and
   greater                                 70,428        2,000      5.71          42,374        1,043       4.96
  Time deposits under $100 thousand       659,939       17,666      5.38         496,691       12,452       5.06
  Long-term debt                           49,861        1,455      5.87         105,040        3,281       6.30
  Short-term borrowings                   126,567        3,092      4.91         175,488        4,893       5.62
- ----------------------------------------------------------------------------------------------------------------
      Total interest-bearing
       liabilities                      1,839,906       38,575      4.22       1,511,534       32,079       4.36
- ----------------------------------------------------------------------------------------------------------------
Demand deposits
Other liabilities                         249,686                                186,632
Shareholders' equity                       21,270                                 17,219
                                          183,621                                140,647
- ----------------------------------------------------------------------------------------
Total liabilities and shareholders'
 equity                                $2,294,483                             $1,856,032
========================================================================================
Net interest income                                    $52,356                                $42,386
                                                       ==============================================
Interest rate differential                                          4.30%                                   4.21%
                                                                    ============================================
Net interest margin                                                 4.90%                                   4.84%
                                                                    ============================================

Notes:
<F1> Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such income at the Federal tax rate.
<F2> Includes principal balances of non-accrual loans.
<F3> Includes industrial revenue bonds.

TABLE E.--Average Sources of Funding

                                                                                                      Component
                                     Three Months Ended June 30,          Change                   Total Net Funding
- ------------------------------------------------------------------------------------------------------------------------
                                     1996            1995            $             %          1996       1995       1994
- ------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Demand deposits                      $  261,437      $  186,609      $ 74,828      40.1%      12.3%      11.3%      11.9%
Retail deposits:
  Regular savings                       237,535         192,417        45,118      23.4       11.1       11.7       13.7
  Time deposits under $100
   thousand                             702,667         507,372       195,295      38.5       33.0       30.8       30.5
  NOW accounts                          236,419         173,868        62,551      36.0       11.1       10.5       11.2
  Money market savings                  518,570         317,871       200,699      63.1       24.3       19.3       15.6
- ------------------------------------------------------------------------------------------------------------------------

  Total retail deposits               1,695,191       1,191,528       503,663      42.3       79.5       72.3       71.0
- ------------------------------------------------------------------------------------------------------------------------

Total core deposits                   1,956,628       1,378,137       578,491      42.0       91.8       83.6       82.9
Less: Cash and due from banks            82,463          57,183        25,280      44.2        3.9        3.4        4.2
- ------------------------------------------------------------------------------------------------------------------------

  Net core deposits                   1,874,165       1,320,954       553,211      41.9       87.9       80.2       78.7
- ------------------------------------------------------------------------------------------------------------------------

Time deposits $100 thousand and
 greater                                 73,409          42,401        31,008      73.1        3.4        2.6        2.8
Federal funds purchased                   3,827           8,963        (5,136)    (57.3)       0.2        0.5        0.4
Securities sold under agreements
 to repurchase                          101,377         105,128        (3,751)     (3.6)       4.8        6.4        5.3
Borrowings from U.S. Treasury             6,857           7,188          (331)     (4.6)       0.3        0.4        0.7
Other short-term borrowings              26,571          61,742       (35,171)    (57.0)       1.2        3.7        4.1
Long-term note from FHLB                 31,561          81,568       (50,007)    (61.3)       1.5        5.0        8.0
- ------------------------------------------------------------------------------------------------------------------------

  Total purchased liabilities           243,602         306,990       (63,388)    (20.6)      11.4       18.6       21.3

Bank term loan                           15,750          19,938        (4,188)    (21.0)       0.7        1.2         --
- ------------------------------------------------------------------------------------------------------------------------

  Total capital market funds             15,750          19,938        (4,188)    (21.0)       0.7        1.2         --
- ------------------------------------------------------------------------------------------------------------------------

Total net funding                    $2,133,517      $1,647,882      $485,635      29.5%     100.0%     100.0%     100.0%
========================================================================================================================

TABLE F.--Volume and Yield Analysis

                                                          1996 vs. 1995
                                    -------------------------------------------------------------
                                    Three Months Ended
                                         June 30,
                                    --------------------      Increase            Due to
(In thousands)                      1996         1995         (Decrease)    Volume       Rate
- -------------------------------------------------------------------------------------------------

Interest income (FTE):
  Money market investments          $   242      $    46      $  196        $   202      $    (6)
  Securities available for sale       6,626        1,991       4,635          4,699          (64)
  Loans held for sale                   303          207          96            105           (9)
Investment securities:
  Taxable                               782        4,815      (4,033)        (4,676)         643
  Tax-exempt                             24           30          (6)           (11)           5
- ------------------------------------------------------------------------------------------------
      Total investments                 806        4,845      (4,039)        (4,687)         648
- ------------------------------------------------------------------------------------------------
Loans                                39,641       31,052       8,589          9,478         (889)
- ------------------------------------------------------------------------------------------------
      Total interest income          47,618       38,141       9,477          9,797         (320)
- ------------------------------------------------------------------------------------------------
Interest expense:
  NOW accounts                          759          739          20            197         (177)
  Money market savings                5,318        3,680       1,638          2,049         (411)
  Regular savings                     1,400        1,242         158            251          (93)
  Time deposits $100 thousand
   and greater                        1,026          575         451            432           19
  Time deposits under $100
   thousand                           9,189        6,645       2,544          2,531           13
  Long-term debt                        690        1,600        (910)          (796)        (114)
  Short-term borrowings               1,676        2,598        (922)          (544)        (378)
- ------------------------------------------------------------------------------------------------
      Total interest expense         20,058       17,079       2,979          4,120       (1,141)
- ------------------------------------------------------------------------------------------------
Net interest income (FTE)           $27,560      $21,062      $6,498         $5,677       $  821
================================================================================================

Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.

                                                           1996 vs. 1995
                                    -------------------------------------------------------------
                                      Six Months Ended
                                          June 30,
                                    --------------------      Increase             Due to
(In thousands)                      1996         1995         (Decrease)     Volume       Rate
- -------------------------------------------------------------------------------------------------

Interest income (FTE):
  Money market investments          $   647      $   182      $   465        $   475      $   (10)
  Securities available for sale      12,676        3,940        8,736          8,806          (70)
  Loans held for sale                   603          404          199            237          (38)
Investment securities:
  Taxable                             1,627        9,692       (8,065)        (9,457)       1,392
  Tax-exempt                             47           55           (8)           (17)           9
- -------------------------------------------------------------------------------------------------
      Total investments               1,674        9,747       (8,073)        (9,474)       1,401
- -------------------------------------------------------------------------------------------------
Loans                                75,331       60,822       14,509         15,421         (912)
- -------------------------------------------------------------------------------------------------
      Total interest income          90,931       75,095       15,836         15,465          371
- -------------------------------------------------------------------------------------------------
Interest expense:
  NOW accounts                        1,519        1,433           86            316         (230)
  Money market savings               10,175        7,047        3,128          3,568         (440)
  Regular savings                     2,668        2,560          108            303         (195)
  Time deposits $100 thousand
   and greater                        2,000        1,043          957            799          158
  Time deposits under $100
   thousand                          17,666       12,452        5,214          4,424          790
  Long-term debt                      1,455        3,281       (1,826)        (1,601)        (225)
  Short-term borrowings               3,092        4,893       (1,801)        (1,181)        (620)
- -------------------------------------------------------------------------------------------------
      Total interest expense         38,575       32,709        5,866          6,628         (762)
- -------------------------------------------------------------------------------------------------
Net interest income (FTE)           $52,356      $42,386      $ 9,970        $ 8,837      $ 1,133
=================================================================================================

Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.

TABLE G.--Non-Performing Assets

                                                      At           At               At
                                                      June 30,     December 31,     June 30,
(Dollars in thousands)                                1996         1995             1995
- --------------------------------------------------------------------------------------------

Loans on a non-accrual basis:
  Commercial, financial and agricultural              $ 3,076      $   648          $ 1,234
  Real estate:
    Construction and land development                      73          103              210
    Commercial                                          6,852        3,993            9,013
    Residential                                         9,511        7,625            7,197
- -------------------------------------------------------------------------------------------
      Total non-accrual                                19,512       12,369           17,654
- -------------------------------------------------------------------------------------------

Restructured loans:
  Real estate:
    Commercial                                            828          288              259
    Residential                                            83           85               67
  Other installment                                         6           55              130
- -------------------------------------------------------------------------------------------
      Total restructured                                  917          428              456
- -------------------------------------------------------------------------------------------

Past-due 90 days or more and still accruing
 interest:
  Commercial, financial and agricultural                  209           87              210
  Real estate:
    Commercial                                            371           64              187
    Residential                                            73          396              129
  Credit card                                             138          105              180
  Other installment                                       727          522              209
- -------------------------------------------------------------------------------------------
      Total past-due 90 days or more and still
       accruing interest                                1,518        1,174              915
- -------------------------------------------------------------------------------------------

Total non-performing loans                             21,947       13,971           19,025
- -------------------------------------------------------------------------------------------

Foreclosed real estate                                  1,301        1,169              825
Insubstance foreclosed real estate                         --           --               --
- -------------------------------------------------------------------------------------------

      Total other real estate owned (OREO)              1,301        1,169              825
- -------------------------------------------------------------------------------------------

Total non-performing assets (NPA)                     $23,248      $15,140          $19,850
===========================================================================================

Allowance for loan losses (ALL)                       $24,669      $22,095          $20,907
Coverage of non-performing loans                       112.40%      158.15%          109.89%
Non-performing assets as a % of (loans & OREO)           1.31%        1.12%            1.48%
Non-performing assets to total assets                    0.95%        0.79%            1.04%

TABLE H.--Summary of Loan Loss Experience

                                                             Six Months      Year            Six Months
                                                             Ended           Ended           Ended
                                                             June 30,        December 31,    June 30,
(Dollars in thousands)                                       1996            1995            1995
- -------------------------------------------------------------------------------------------------------

Allowance for loan losses at beginning of period             $   22,095      $   21,437      $   21,437
- -------------------------------------------------------------------------------------------------------

Allowance of bank acquired on February 16, 1996                   1,650              --              --
Loans charged-off:
  Commercial, financial and agricultural                           (313)         (1,283)           (629)
  Real estate:
    Construction and land development                                --            (357)           (300)
    Commercial                                                     (768)         (2,287)         (1,689)
    Residential                                                    (702)         (1,833)           (903)
- -------------------------------------------------------------------------------------------------------

      Total real estate                                          (1,470)         (4,477)         (2,892)

  Consumer                                                       (2,198)         (3,401)         (1,621)
- -------------------------------------------------------------------------------------------------------

  Total loans charged-off                                        (3,981)         (9,161)         (5,142)
- -------------------------------------------------------------------------------------------------------

Recoveries on loans:
  Commercial, financial and agricultural                            357           1,597             772
  Real estate:
    Construction and land development                                36             540             209
    Commercial                                                      699           1,430             418
    Residential                                                     219             302             181
- -------------------------------------------------------------------------------------------------------

      Total real estate                                             954           2,272             808
- -------------------------------------------------------------------------------------------------------

  Consumer                                                          994           1,575             907
- -------------------------------------------------------------------------------------------------------

      Total recoveries on loans                                   2,305           5,444           2,487
- -------------------------------------------------------------------------------------------------------

      Loans charged-off, net of recoveries                       (1,676)         (3,717)         (2,655)
- -------------------------------------------------------------------------------------------------------

Provision for loan losses                                         2,600           4,375           2,125
- -------------------------------------------------------------------------------------------------------

Allowance for loan losses at end of period                   $   24,669      $   22,095      $   20,907
=======================================================================================================


Loans outstanding-end of period                              $1,770,339      $1,351,053      $1,339,411
Average loans outstanding-period to date                      1,642,670       1,329,188       1,310,290

Loans charged-off, net (annualized), as a % of
 average total loans                                               0.20%           0.28%           0.41%
Provision for loan losses (annualized) as a %
 of average total loans                                            0.32%           0.33%           0.32%
Allowance for loan losses as a % of period-end total
 loans                                                             1.39%           1.64%           1.56%

TABLE I.--Capital Ratios

                                                    6/30/96         3/31/96         12/31/95        9/30/95         6/30/95
- ------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Total risk-adjusted on-balance-sheet assets         $1,659,773      $1,610,790      $1,272,079      $1,282,863      $1,242,524
Total risk-adjusted off-balance-sheet items            106,200          95,512          76,432          66,160          63,749
- ------------------------------------------------------------------------------------------------------------------------------

Total risk-adjusted assets                          $1,765,973      $1,706,302      $1,348,511      $1,349,023      $1,306,273
==============================================================================================================================

Total risk-adjusted assets/average total assets,
 net of fair value adjustment and goodwill (1)           73.71%          80.38%          71.77%          71.11%          70.18%

Total shareholders' equity                          $  194,430      $  191,721      $  159,936      $  151,924      $  147,282
Fair value adjustment (1)                                5,320           3,153             (29)          3,652           4,446
Other adjustments to Tier I capital                    (38,744)        (40,063)         (8,553)         (8,711)         (9,071)
- ------------------------------------------------------------------------------------------------------------------------------

Total Tier I capital                                   161,006         154,811         151,354         146,865         142,657
Maximum allowance for loan losses (2)                   22,107          21,364          16,921          16,919          16,385
- ------------------------------------------------------------------------------------------------------------------------------

Total capital                                       $  183,113      $  176,175      $  168,275      $  163,784      $  159,042
==============================================================================================================================

Average total assets, net of fair value
 adjustment and goodwill (1)                        $2,395,825      $2,122,778      $1,879,047      $1,896,991      $1,861,252
Allowance for loan losses                               24,669          24,183          22,095          21,410          20,907

Leverage Ratio (average assets)                           6.72%           7.29%           8.05%           7.74%           7.66%
Tier I capital/total risk-adjusted assets                 9.12            9.07           11.22           10.89           10.92
Total capital/total risk-adjusted assets                 10.37           10.32           12.48           12.14           12.18

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

Summary of Unaudited Quarterly Financial Information

                                                 1996                                            1995
- --------------------------------------------------------------------------------------------------------------------------------
(In thousands, except for share data) Q2              Q1              Q4              Q3              Q2              Q1
- --------------------------------------------------------------------------------------------------------------------------------

STATEMENT OF INCOME:
Interest income                       $   47,454      $   43,133      $   38,643      $   39,214      $   37,967      $   36,800
Interest expense                          20,058          18,517          17,508          17,763          17,079          15,630
- --------------------------------------------------------------------------------------------------------------------------------
  Net interest income                     27,396          24,616          21,135          21,451          20,888          21,170
Provision for loan losses                  1,300           1,300           1,125           1,125           1,125           1,000
- --------------------------------------------------------------------------------------------------------------------------------
  Net interest income after
   provision for loan losses              26,096          23,316          20,010          20,326          19,763          20,170
- --------------------------------------------------------------------------------------------------------------------------------
Other income:
  Income from trust activities             2,005           1,996           1,835           1,879           1,890           1,822
  Service charges on depositor
   accounts                                1,792           1,340           1,226           1,298           1,321           1,236
  Credit card                                728             599             842             684             665             598
  Loan servicing                             670             679             679             649             655             718
  Net loan transactions                      358             601             217             165              94              92
  Net securities transactions                 --               3               9            (471)             46               7
  Net gain (loss) on sales of fixed
   and other assets                            9              --             (86)            222               7              (5)
  All other                                  894             668             697             727             618             574
- --------------------------------------------------------------------------------------------------------------------------------
      Total other income                   6,456           5,886           5,419           5,153           5,296           5,042
Other expenses:
  Salaries                                 9,053           8,375           7,661           7,104           6,814           6,737
  Employee benefits                        2,146           2,171           1,457           1,589           1,656           1,787
  Net occupancy expenses                   1,767           1,786           1,388           1,343           1,325           1,431
  Equipment and software expenses          1,701           1,433           1,400           1,400           1,368           1,351
  Data processing fees                     1,209           1,108           1,242           1,125           1,076           1,186
  FDIC deposit insurance and other
   regulatory expenses                        99              99             234               9             905             914
  OREO and repossession expenses              78              30             (95)            347              (9)            277
  Amortization of goodwill                 1,319             731             157             157             159             159
  All other                                5,138           6,420           4,558           4,313           4,078           3,986
- --------------------------------------------------------------------------------------------------------------------------------
      Total other expenses                22,510          22,153          18,002          17,387          17,372          17,828
- --------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                10,042           7,049           7,427           8,092           7,687           7,384
Income tax expense                         3,248           2,299           1,596           2,266           2,213           2,142
- --------------------------------------------------------------------------------------------------------------------------------
Net income                            $    6,794      $    4,750      $    5,831      $    5,826      $    5,474      $    5,242
================================================================================================================================
AVERAGE BALANCES:
  Loans                               $1,746,552      $1,538,784      $1,352,356      $1,343,177      $1,324,586      $1,295,777
  Loans held for sale                     15,668          17,196          16,309          15,647          10,197           9,866
  Securities available for sale          446,227         389,515         191,408         128,822         129,333         126,610
  Investment securities                   45,703          48,371         216,701         301,023         310,093         316,155
  Money market investments                18,522          28,216          10,717          15,595           3,035           9,448
- --------------------------------------------------------------------------------------------------------------------------------
      Total earning assets             2,272,672       2,022,082       1,787,491       1,804,264       1,777,244       1,757,856
  Other assets                           156,577         137,606         100,138          97,786          88,633          89,052
- --------------------------------------------------------------------------------------------------------------------------------
      Total assets                    $2,429,249      $2,159,688      $1,887,629      $1,902,050      $1,865,877      $1,846,908
================================================================================================================================
  Demand deposits                     $  261,437      $  227,571      $  205,354      $  199,122      $  186,609      $  187,790
  Interest-bearing deposits            1,768,600       1,558,369       1,307,950       1,266,310       1,233,929       1,227,791
- --------------------------------------------------------------------------------------------------------------------------------
      Total deposits                   2,030,037       1,785,940       1,513,304       1,465,432       1,420,538       1,415,581
  Short-term borrowings                  138,632         124,853         129,836         176,809         183,021         167,810
  Long-term debt                          47,311          52,411          72,534          94,169         101,506         108,613
  Other liabilities                       21,574          20,966          17,678          17,695          17,029          17,412
  Shareholders' equity                   191,695         175,518         154,277         147,945         143,783         137,492
- --------------------------------------------------------------------------------------------------------------------------------
      Total liabilities and
       shareholders' equity           $2,429,249      $2,159,688      $1,887,629      $1,902,050      $1,865,877      $1,846,908
================================================================================================================================
Loans charged-off, net of recoveries  $      814      $      862      $      440      $      622      $    1,771      $      884
Non-performing assets, p.e.               23,248          15,909          15,140          17,954          19,850          21,112
SHARE DATA:
  Shares outstanding, p.e.             7,826,648       7,826,648       6,804,425       6,804,425       6,804,425       6,804,425
  Weighted average shares
   outstanding                         7,826,648       7,332,386       6,804,425       6,804,425       6,804,425       6,804,425
  Tangible book value, p.e.           $    19.89      $    19.38      $    22.25      $    21.05      $    20.31      $    19.42
  Cash dividends declared                   0.25            0.25            0.23            0.23            0.23            0.23
  Net income                                0.87            0.65            0.86            0.86            0.80            0.77
  Closing price at quarter end             34.25           35.25           38.50           33.25           26.88           23.50
  Cash dividends declared as a %
   of net income                           28.74%          38.46%          26.74%          26.74%          28.75%          29.87%
RATIOS:
  Return on average assets                  1.12%           0.88%           1.23%           1.22%           1.18%           1.15%
  Return on average shareholders'
   equity                                  14.25           10.88           15.00           15.62           15.27           15.46
  Net interest margin, fte                  4.88            4.93            4.73            4.76            4.75            4.85
  Efficiency ratio                         62.07           62.73           66.94           65.73           66.02           66.01
  Expense ratio                             2.59            2.66            2.76            2.75            2.74            2.85
  As a % of risk-adjusted assets:
    Total capital                          10.37           10.32           12.48           12.14           12.18           12.12
    Tier 1 capital                          9.12            9.07           11.22           10.89           10.92           10.86
  As a % of average total assets:
    Tier 1 capital (regulatory
     leverage)                              6.72            7.29            8.05            7.74            7.66            7.51
  Tangible shareholders equity, p.e.
   to tangible assets, p.e                  6.44            6.39            7.96            7.49            7.30            7.13
  Price earnings ratio (last twelve
   months)                                 10.6            11.1            11.7            10.1             8.8             8.5

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders' of Banknorth Group, Inc. on May 14, 1996:

1. To elect five directors to serve until 1998 Annual Meeting for Shareholders

2. To ratify the selection of independent auditors of the Company for 1996.

The results of the vote were as follows:

                                            VOTES CAST
                                                         WITHHELD/      BROKER
      MATTER                   FOR           AGAINST      ABSTAIN      NON-VOTE
      -------------------------------------------------------------------------

      Nordahl Brue             5,430,442          --      111,963      N/A
      Kathleen Hoisington      5,413,556          --      129,349      N/A
      R. Allan Paul            5,416,263          --      126,142      N/A
      Angelo Pizzagelli        5,399,701          --      142,704      N/A
      Thomas Salmon            5,402,431          --      139,974      N/A

      Selecton of Auditors
       KPMG Peat Marwick       5,506,284      21,921       14,200      N/A

Broker non-votes are not applicable as no non-routine items were voted upon during the 1995 Annual Meeting of Shareholders.


Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BANKNORTH GROUP, INC.
                                       Registrant




Date: 8/13/96                         /s/ William H. Chadwick
                                      -------------------------------
                                      William H. Chadwick
                                      President and Chief Executive Officer



Date: 8/13/96                         /s/ Thomas J. Pruitt
                                      -------------------------------
                                      Thomas J. Pruitt
                                      Executive Vice President and Chief
                                       Financial Officer