Form 10-Q
period 1996-09-30
BANKNORTH GROUP INC /NEW/ /DE/
filed 1996-11-13
CIK 851105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

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

7,826,648 shares of common stock, $l.00 par, outstanding on September 30, 1996.



INDEX TO FORM 10-Q

PART I                                                                    Page
--------------------------------------------------------------------------------

         Third Quarter 1996 Financial Highlights (Unaudited)                  1

Item l   Financial Statements
           Consolidated Statements of Income For the Three Months and
            Nine Months Ended September 30, 1996 and 1995 (All unaudited)     2

           Consolidated Balance Sheets at September 30, 1996 (Unaudited),
            December 31, 1995 and September 30, 1995 (Unaudited)              3

           Statements of Changes in Shareholders' Equity For the Year
            Ended December 31, 1995 and January 1, 1996 to
            September 30, 1996 (Unaudited)                                    4

           Consolidated Statements of Cash Flows for the Nine Months
            ended September 30, 1996 and 1995 (Both unaudited)                5

           Notes to Unaudited Consolidated Interim Financial Statements       6

           Independent Auditors' Report                                       8


Item 2   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9


PART II
--------------------------------------------------------------------------------

Item 1   Legal Proceedings                                                  N/A

Item 2   Changes in Securities                                              N/A

Item 3   Defaults Upon Senior Securities                                    N/A

Item 4   Submission of Matters to a Vote of Security Holders                N/A

Item 5   Other Information                                                  N/A

Item 6   Exhibits and Reports on Form 8-K                                   N/A

         Signatures                                                          27

         Glossary                                                            28



3RD QUARTER 1996 FINANCIAL HIGHLIGHTS (UNAUDITED)
(Dollars in thousands, except per share data)


                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                       -----------------------------------------------------------
                                                            1996           1995           1996           1995
                                                       -----------------------------------------------------------

INCOME DATA
   Net interest income, taxable equivalent             $     28,391     $   21,640     $    80,747    $   64,025
   Net interest margin                                         4.83%          4.76%           4.88%         4.81%

   Net income                                          $      6,813     $    5,826     $    18,357    $   16,542

PERIOD END BALANCES
   Assets                                              $  2,511,700     $1,919,585     $ 2,511,700    $1,919,585
   Earning assets                                         2,339,554      1,801,413       2,339,554     1,801,413
   Goodwill                                                  37,448          8,711          37,448         8,711
   Loans                                                  1,820,094      1,351,338       1,820,094     1,351,338
   Deposits                                               2,058,673      1,489,610       2,058,673     1,489,610
   Short-term borrowings                                    190,644        164,225         190,644       164,225
   Long-term debt                                            43,143         91,296          43,143        91,296
   Shareholders' equity                                     199,800        151,924         199,800       151,924

AVERAGE BALANCES
   Assets                                              $  2,494,376     $1,902,050     $ 2,361,620    $1,871,555
   Earning assets, net of fair value adjustment           2,336,619      1,804,224       2,210,923     1,779,937
   Goodwill                                                  38,266          8,898          33,803         9,131
   Loans                                                  1,797,510      1,343,177       1,694,663     1,321,375
   Deposits                                               2,060,730      1,465,432       1,962,312     1,434,115
   Short-term borrowings                                    172,217        176,809         142,295       175,563
   Long-term debt                                            44,713         94,169          48,132       101,377
   Shareholders' equity                                     195,290        147,945         187,558       143,121

SHARE AND PER SHARE DATA
   Shares outstanding                                     7,826,648      6,804,425       7,826,648     6,804,425
   Weighted average shares outstanding                    7,826,648      6,804,425       7,662,495     6,804,425

   Net income                                          $       0.87     $     0.86     $      2.40    $     2.43
   Cash dividends declared                                     0.25           0.23            0.75          0.69
   Market price:
      High                                                    37.50          35.00           38.50         35.00
      Low                                                     31.50          26.25           31.50         21.75
      Close                                                   37.38          33.25           37.38         33.25
   Share volume                                             661,529        812,154       2,904,788     1,641,798
   Average monthly share volume                             220,510        270,718         322,754       182,422

   Book value                                                 25.53          22.33           25.53         22.33
   Tangible book value                                        20.74          21.05           20.74         21.05

KEY RATIOS
   Return on average assets                                    1.09%          1.22%           1.04%         1.18  %
   Return on average shareholders' equity                     13.88          15.62           13.07         15.45
   Efficiency ratio                                           61.33          65.73           62.01         65.91

   Net loan charge-offs to average loans                       0.42           0.19            0.28          0.33
   Provision for loan losses to average loans                  0.33           0.34            0.32          0.33
   Allowance for loan losses to loans, p.e.                    1.33           1.58            1.33          1.58
   Allowance for loan losses coverage of non-performing
    loans, p.e.                                              108.99         125.78          108.99        125.78
   Non-performing assets to total assets, p.e.                 0.93           0.94            0.93          0.94

   Total capital to risk-adjusted assets, p.e.                10.45          12.14           10.45         12.14
   Tier 1 capital to risk-adjusted assets, p.e.                9.19          10.89            9.19         10.89
   Tier 1 capital to quarterly average total assets
    (Leverage)                                                 6.78           7.74            6.78          7.74


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,              September 30,
                                                             ---------------------------------------------------
(In thousands, except for per share amounts)                    1996          1995          1996         1995
                                                             ---------------------------------------------------

Interest income:
   Interest and fees on loans                                $   41,109     $ 32,296    $   116,714     $ 93,211
   Interest on money market investments                             132          225            778          407
   Interest on securities available for sale                      7,227        2,042         19,903        5,982
   Interest on investment securities                                707        4,651          2,367       14,381
                                                             ---------------------------------------------------
      Total interest income                                      49,175       39,214        139,762      113,981

Interest expense:
   Deposits                                                      18,113       13,889         52,141       38,424
   Short-term borrowed funds                                      2,127        2,405          5,220        7,298
   Long-term debt                                                   659        1,469          2,113        4,750
                                                             ---------------------------------------------------
      Total interest expense                                     20,899       17,763         59,474       50,472
                                                             ---------------------------------------------------

Net interest income                                              28,276       21,451         80,288       63,509
Less: provision for loan losses                                   1,500        1,125          4,100        3,250
                                                             ---------------------------------------------------

Net interest income after provision for loan losses              26,776       20,326         76,188       60,259
                                                             ---------------------------------------------------

Other operating income:
   Income from fiduciary activities                               2,084        1,879          6,085        5,591
   Service charges on depositor accounts                          1,692        1,298          4,824        3,855
   Credit card income                                               764          684          2,091        1,947
   Loan servicing income                                            795          649          2,144        2,022
   Net loan transactions                                            257          165          1,216          351
   Net securities transactions                                       21         (471)            24         (418)
   Other income                                                     844          949          2,415        2,143
                                                             ---------------------------------------------------
      Total other operating income                                6,457        5,153         18,799       15,491

Other operating expenses:
   Salaries                                                       9,278        7,104         26,706       20,655
   Employee benefits                                              2,057        1,589          6,374        5,032
   Net occupancy expenses                                         1,669        1,343          5,222        4,099
   Equipment and software expenses                                1,569        1,400          4,703        4,119
   Data processing fees                                           1,111        1,125          3,428        3,387
   FDIC deposit insurance and other regulatory expenses             134            9            332        1,828
   Other real estate owned and repossession expenses                267          347            375          615
   Legal and professional fees                                      924          636          2,614        2,054
   Printing and supplies expenses                                   603          489          2,601        1,390
   Advertising and marketing expenses                               701          571          2,455        1,576
   Amortization of goodwill                                       1,297          157          3,347          476
   Other expenses                                                 3,566        2,617          9,682        7,356
                                                             ---------------------------------------------------
      Total other operating expenses                             23,176       17,387         67,839       52,587
                                                             ---------------------------------------------------

Income before income taxes                                       10,057        8,092         27,148       23,163
Income tax expense                                                3,244        2,266          8,791        6,621
                                                             ---------------------------------------------------
Net income                                                   $    6,813     $  5,826    $    18,357     $ 16,542
                                                             ===================================================
Net income per share                                         $     0.87     $   0.86    $      2.40     $   2.43
                                                             ===================================================


See accompanying notes to unaudited interim consolidated financial statements.



CONSOLIDATED BALANCE SHEETS


                                                                          September 30,  December 31, September 30,
                                                                              1996           1995         1995
                                                                         ------------------------------------------
(In thousands except share and per share data)                             (Unaudited)                 (Unaudited)

ASSETS
Cash and due from banks                                                  $     91,706   $    89,111   $    63,177
Money market investments                                                           50           650         9,150
                                                                         ----------------------------------------
   Cash and cash equivalents                                                   91,756        89,761        72,327
                                                                         ----------------------------------------
Securities available for sale, at fair value                                  468,154       359,085       134,193
Loans held for sale                                                            12,935        19,125        15,438
Investment securities                                                          38,321        49,680       291,294

Loans                                                                       1,820,094     1,351,053     1,351,338
   Less: Allowance for loan losses                                             24,284        22,095        21,410
                                                                         ----------------------------------------
       Net loans                                                            1,795,810     1,328,958     1,329,928
                                                                         ----------------------------------------
Accrued interest receivable                                                    15,243        11,505        13,757
Premises, equipment and software, net                                          29,256        24,917        24,617
Other real estate owned and repossessed assets                                  1,049         1,169           932
Goodwill                                                                       37,448         8,553         8,711
Capitalized mortgage servicing rights                                           3,875         3,530         3,663
Other assets                                                                   17,853        13,891        24,725
                                                                         ----------------------------------------
Total assets                                                             $  2,511,700   $ 1,910,174   $ 1,919,585
                                                                         ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
   Demand deposits                                                       $    288,317   $   228,334   $   207,130
   NOW accounts                                                               229,172       200,085       176,308
   Money market savings                                                       526,062       363,107       348,126
   Regular savings                                                            225,123       173,565       182,703
   Time deposits $100 thousand and greater                                     83,255        59,233        54,092
   Time deposits under $100 thousand                                          706,744       536,445       521,251
                                                                         ----------------------------------------
      Total deposits                                                        2,058,673     1,560,769     1,489,610
                                                                         ----------------------------------------
Short-term borrowed funds:
   Federal funds purchased                                                      8,400            --         3,000
   Securities sold under agreements to repurchase                             111,713        95,472        98,948
   Borrowings from U.S. Treasury                                               22,531         8,241        14,777
   Borrowings from Federal Home Loan Bank of Boston                            48,000        12,500        47,500
                                                                         ----------------------------------------
      Total short-term borrowed funds                                         190,644       116,213       164,225
                                                                         ----------------------------------------
Long-term debt:
   Federal Home Loan Bank of Boston term notes                                 29,493        39,197        73,446
   Bank term loan                                                              13,650        16,800        17,850
                                                                         ----------------------------------------
      Total long-term debt                                                     43,143        55,997        91,296
                                                                         ----------------------------------------
Accrued interest payable                                                        4,267         3,914         4,539
Other liabilities                                                              15,173        13,345        17,991
                                                                         ----------------------------------------
Total liabilities                                                           2,311,900     1,750,238     1,767,661
                                                                         ----------------------------------------
Shareholders' equity:
   Common stock, $1.00 par value; authorized 20,000,000 shares;
    issued and outstanding 7,826,648 shares at September 30, 1996
    and 6,804,425 at December 31, 1995 and September 30, 1995                   7,827         6,804         6,804
   Surplus                                                                     87,227        56,023        55,821
   Retained earnings                                                          110,339        97,978        93,799
   Unamortized employee restricted stock                                       (1,037)         (898)         (848)
   Net unrealized gains (losses) on securities available for sale,
    net of tax                                                                 (4,556)           29          (498)
   Net unrealized losses on securities available for sale
    transferred to the investment portfolio, net of tax                            --            --        (3,154)
                                                                         ----------------------------------------
Total shareholders' equity                                                    199,800       159,936       151,924
                                                                         ----------------------------------------
Total liabilities and shareholders' equity                               $  2,511,700   $ 1,910,174   $ 1,919,585
                                                                         ========================================


See accompanying notes to unaudited interim consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                        Unearned            Net
                                                                                       Portion of       Unrealized
                                                                                        Employee      Gains (Losses)
                                                    Common                Retained     Restricted      On Securites,
                                                    Stock     Surplus     Earnings        Stock         Net of Tax        Total
                                                  -------------------------------------------------------------------------------
(In thousands, except for per share data)

Balance, December 31, 1994                         $ 6,804   $  55,473   $    82,176   $   (394)        $  (8,495)     $  135,564
Net income                                              --          --        22,373         --                --          22,373
Decrease in net unrealized losses on
  securities available for sale, net of tax             --          --            --         --             4,620           4,620
Decrease in net unrealized losses on
  securities available for sale transferred
  to the investment portfolio, net of tax               --          --            --         --             3,904           3,904
Cash dividends $.92 per share                           --          --        (6,260)        --                --          (6,260)
Issuance of employee restricted stock                   --          --            --       (361)               --            (361)
Amortization of employee restricted stock               --         550            --       (143)               --             407
Exercise of employee stock options                      --          --          (311)        --                --            (311)
                                                   ------------------------------------------------------------------------------
Balance, December 31, 1995                           6,804      56,023        97,978       (898)               29         159,936
                                                   ------------------------------------------------------------------------------
Net income                                              --          --         4,750         --                --           4,750
Issuance of common stock, net of expenses            1,023      31,193            --         --                --          32,216
Decrease in net unrealized gains on
  securities available for sale, net of tax             --          --            --         --            (3,182)         (3,182)
Cash dividends $.25 per share                           --          --        (1,957)        --                --          (1,957)
Amortization of employee restricted stock               --        (125)           --        153                --              28
Exercise of employee stock options                      --          --           (70)        --                --             (70)
                                                   ------------------------------------------------------------------------------
Balance, March 31, 1996                              7,827      87,091       100,701       (745)           (3,153)        191,721
                                                   ------------------------------------------------------------------------------
Net income                                              --          --         6,794         --                --           6,794
Increase in net unrealized losses on
  securities available for sale, net of tax             --          --            --         --            (2,167)         (2,167)
Cash dividends $.25 per share                           --          --        (1,957)        --                --          (1,957)
Amortization of employee restricted stock               --         (39)           --         96                --              57
Exercise of employee stock options                      --          --           (18)        --                --             (18)
                                                   ------------------------------------------------------------------------------
Balance, June 30, 1996                               7,827      87,052       105,520       (649)           (5,320)        194,430
                                                   ------------------------------------------------------------------------------
Net income                                              --          --         6,813         --                --           6,813
Decrease in net unrealized losses on
  securities available for sale, net of tax             --          --            --         --               764             764
Cash dividends $.25 per share                           --          --        (1,957)        --                --          (1,957)
Amortization of employee restricted stock               --         175            --        (17)               --             158
Issuance of employee restricted stock                   --          --            --       (371)               --            (371)
Exercise of employee stock options                      --          --           (37)        --                --             (37)
                                                   ------------------------------------------------------------------------------
Balance, September 30, 1996                        $ 7,827   $  87,227   $   110,339   $ (1,037)        $  (4,556)     $  199,800
                                                   ==============================================================================


See accompanying notes to unaudited interim consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended September 30,
                                                                                     ---------------------------------
                                                                                           1996             1995
                                                                                     ---------------------------------
(In thousands) (Unaudited) Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
   Net income                                                                         $   18,357         $ 16,542
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization of premises, equipment and software                       3,159            3,168
   Amortization of goodwill                                                                3,347              476
   Provision for loan losses                                                               4,100            3,250
   Adjustment of other real estate owned to estimated fair value                             174              157
   Provision for deferred tax expense (benefit)                                              890           (1,680)
   Amortization of employee restricted stock                                                 243              255
   Exercise of employee stock options                                                       (125)            (224)
   Net securities transactions                                                               (24)             418
   Net gain on sale of other real estate owned                                              (378)            (544)
   Proceeds from sale of loans held for sale                                             133,082           92,138
   Originations and purchases of loans held for resale                                  (158,818)        (113,811)
   Net gain on sale of loans held for sale                                                  (547)            (351)
   Net gain on capitalization of mortgage servicing rights                                  (669)              --
   Increase in interest receivable                                                        (3,738)          (2,372)
   Increase (decrease) in interest payable                                                   353              (39)
   Decrease (increase) in other assets and other intangibles                              (2,202)             220
   Increase (decrease) in other liabilities                                                1,828           (1,338)
                                                                                      ---------------------------
      Total adjustments                                                                  (19,325)         (20,277)
                                                                                      ---------------------------
      Net cash used in operating activities                                                 (968)          (3,735)
                                                                                      ---------------------------
Cash flows from investing activities:
   Proceeds from maturity and call of securities available for sale                      170,023            9,863
   Proceeds from maturity and call of investment securities                               11,402           27,479
   Proceeds from sale of securities available for sale                                    20,235           15,283
   Purchase of securities available for sale                                            (306,401)         (41,856)
   Purchase of investment securities                                                          --             (533)
   Proceeds from sale of OREO and repossessed assets                                       1,964            1,811
   Payments received on OREO and repossessed assets                                           32              222
   Branches purchased-Loans acquired                                                    (396,942)              --
   Net loans purchased                                                                   (38,189)              --
   Net increase in loans                                                                  (5,020)         (39,981)
   Capital expenditures                                                                   (7,509)          (2,705)
   Proceeds from sale of fixed assets and other assets                                        21              274
                                                                                      ---------------------------
      Net cash used in investing activities                                             (550,384)         (30,143)
                                                                                      ---------------------------
Cash flows from financing activities:
   Branches purchased-Deposits acquired                                                  558,514                --
      Less: purchase premium and capitalized costs                                       (32,108)               --
                                                                                      ---------------------------
   Deposits acquired (net of premium and capitalized costs)                              526,406               --
   Net increase (decrease) in deposits                                                   (60,610)          46,143
   Net increase in short-term borrowings                                                  74,431            9,079
   Issuance of common stock, net of expenses                                              32,216               --
   Payments on long term debt                                                            (12,854)         (30,293)
   Issuance of restricted stock awards                                                      (371)            (361)
   Dividends paid                                                                         (5,871)          (4,695)
                                                                                      ---------------------------
      Net cash provided by financing activities                                          553,347           19,873
                                                                                      ---------------------------
Net increase (decrease) in cash and cash equivalents                                       1,995          (14,005)
                                                                                      ---------------------------
Cash and cash equivalents at beginning of period                                          89,761           86,332
                                                                                      ---------------------------
Cash and cash equivalents at end of period                                            $   91,756         $ 72,327
                                                                                      ===========================
Additional disclosure relative to statement of cash flows:
   Interest paid                                                                      $   59,121         $ 50,511
                                                                                      ===========================
   Taxes paid                                                                         $   10,602         $  5,285
                                                                                      ===========================
Supplemental schedule of non-cash investing and financing activities:
   Net transfer of loans to OREO and repossessed assets                               $    1,672         $  1,152
   Net transfer of loans held for sale to loan status                                     32,473           35,652
   Amounts payable for securities available for sale purchased                                --            5,785
   Amounts receivable for securities available for sale sold                                  --           12,629
   Decrease (increase) in net unrealized losses on securities available for
    sale, net of tax                                                                      (4,585)           4,093
   Decrease in net unrealized losses on securities available for sale,
    transferred to held to maturity, net of tax                                               --              750


See accompanying notes to the unaudited interim consolidated financial statements.



NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated interim financial statements include the accounts of Banknorth Group, Inc. and its subsidiaries (the "Company"), First Massachusetts Bank, N.A., North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank, The Howard Bank, N.A., First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company, Franklin Lamoille Bank, Granite Savings Bank and Trust Company, Woodstock National Bank, The Stratevest Group, N. A. and North Group Realty, Inc. It is the opinion of management that the accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which are considered necessary to report fairly the financial position as of September 30, 1996, the Consolidated Statements of Income for the three and nine months ended September 30, 1996 and 1995, the Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 1996, June 30, 1996 and September 30, 1996, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995. The accompanying unaudited consolidated interim financial statements should be read in conjunction with Banknorth Group, Inc.'s consolidated year end financial statements, including notes thereto, which are included in Banknorth Group, Inc.'s 1995 annual report to shareholders on Form 10-K.

2. Earnings per share were calculated based on 7,662,495 and 6,804,425 weighted average shares issued and outstanding during the nine month periods ended September 30, 1996 and 1995, respectively. The effect of the outstanding stock option awards is not material to the calculation of earnings per share.

3. In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS No. 122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment, if any, be recognized through a valuation allowance. The Company adopted SFAS No. 122 in the first quarter of 1996. The result of adoption was to capitalize $669 thousand in mortgage servicing rights and increase the gains or decrease the losses on the sale of these loans originated in the first nine months of 1996.

     The Company purchases mortgage servicing rights separately or it may acquire mortgage servicing rights by purchasing or originating mortgage loans and selling those loans with servicing rights retained. Generally, purchased mortgage servicing rights are capitalized at the cost to acquire the rights and are carried at the lower of cost, net of accumulated amortization, or fair value. Originated mortgage servicing rights are capitalized based on the allocated cost of the servicing rights, derived from a relative fair value calculation, and are recorded at the lower of the capitalized amount, net of accumulated amortization or fair value. The mortgage loans being serviced are not included in the Company's consolidated financial statements as they are not assets of the Company. Mortgage servicing rights are amortized into servicing fee income in proportion to, and over the period of, estimated net servicing income. The Company uses a cash flow model to calculate the amortization of mortgage servicing rights.

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

     The following table is a summary of activity for mortgage servicing rights purchased ("Purchased"), originated ("Originated") and excess servicing fees receivable ("Excess") for the nine months ended September 30, 1996 (in thousands):

----------------------------------------------------------------------------------------------------------------

                                                              Purchased    Originated       Excess        Total
                                                              --------------------------------------------------

            Balance at January 1, 1996                        $ 3,311        $  --         $  169       $  3,480
               Additions                                          430          669              9          1,108
               Amortization                                      (637)         (50)           (26)          (713)
                                                              --------------------------------------------------
            Balance as of September 30, 1996                  $ 3,104        $ 619         $  152       $  3,875
                                                              ==================================================

----------------------------------------------------------------------------------------------------------------

     SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount of the servicing rights and their current fair value. At September 30, 1996, no allowance for impairment in the Company's mortgage servicing rights was necessary. The estimated fair value of all mortgage servicing rights was $4.7 million at September 30, 1996.

     Gains on mortgage loans sold on a servicing retained basis are also adjusted to include "excess servicing fees." The net present value of such excess servicing is capitalized and amortized in proportion to, and over the estimated period of net servicing income. Excess servicing fees are adjusted to reflect significant prepayments and payoffs of the underlying serviced loans.

     The above mortgage servicing rights relate to approximately $524.4 million of mortgage loans serviced for third parties. In addition, the Company services approximately $459.2 million of mortgage loans for third parties for which there is no capitalized servicing asset on the Company's consolidated financial statements.



INDEPENDENT AUDITORS' REPORT


The Board of Directors
Banknorth Group, Inc.

     We have reviewed the consolidated balance sheets of Banknorth Group, Inc. and subsidiaries (the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of income for the three and nine month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine month periods ended September 30, 1996 and 1995, and changes in shareholders' equity for the three month periods ended March 31, 1996, June 30, 1996 and September 30, 1996. These consolidated financial statements are the responsibility of the Company's management.

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

     As discussed in note 3 to the consolidated interim financial statements, effective January 1, 1996, the Company adopted provisions of Financial
Accounting Standards Board's Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which changed its method of recognizing and accounting for mortgage servicing rights.


                                     /s/ KMPG PEAT MARWICK LLP


October 25, 1996



MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND RESULTS OF
 OPERATIONS


     The review that follows focuses on the factors affecting the financial condition and results of operations of Banknorth Group, Inc. ("Banknorth" or "Company") during the three and nine months ended September 30, 1996, with comparisons to 1995 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. Balances discussed are daily averages unless otherwise described. The consolidated interim financial statements, as well as the 1995 annual report to shareholders' should be read in conjunction with this review. Amounts in prior period financial statements are reclassified whenever necessary to conform to the current periods' presentation.

     Except for historical information contained herein, the matters contained in this review are "forward-looking statements" that involve risk and uncertainties, including statements concerning future events or performance and assumptions and other statements which are other than statements of historical facts. The Company wishes to caution readers that the following important factors, among others, could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:

     * the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its banking subsidiaries must comply, the cost of such compliance and the potentially material adverse effects if the Company or any of its banking subsidiaries were not in substantial compliance either currently or in the future as applicable;
     * the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or changes in the Company's organization, compensation and benefit plans;
     * the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional" and other out-of-state banking organizations as well as nonbank providers of various financial services;
     * uncertainties due to a lack of operating history of the Company's Massachusetts subsidiary;
     *    the effect of unforeseen changes in interest rates;
     * the effects of changes in the business cycle and downturns in the local, regional or national economies.

OVERVIEW

     Banknorth recorded net income of $6.8 million, or $.87 per share for the three months ended September 30, 1996, as compared to $5.8 million, or $.86 per share recorded in the same period in 1995. For the year to date period ended September 30, 1996, net income was $18.4 million, or $2.40 per share, as compared to $16.5 million and $2.43 per share in 1995.

     During the third quarter of 1996:

     *    The Company earned a return on average shareholders' equity of 13.88%

     *    The return on average  assets  was 1.09% * The  efficiency  ratio was
          61.33%

MERGER AND ACQUISITION ACTIVITY

     On February 16, 1996 Banknorth completed the purchase of thirteen banking offices of Shawmut Bank, N.A. ("Shawmut"). A new subsidiary, First Massachusetts Bank, N.A. ("FMB" or "First Massachusetts"), with principal offices in Worcester, Massachusetts, was organized to own and operate the acquired offices.

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

Earning Assets

     Earning assets of $2.3 billion during the third quarter of 1996, were $532.4 million, or 29.5%, higher than during the third quarter of 1995 primarily due to the addition of First Massachusetts. Table A, Mix of Average Earning Assets, shows how the mix of earning assets has changed as compared to the same period in 1995.

     Loans. Total loans were $1.8 billion during the three month period ended September 30, 1996, an increase of $454.3 million, or 33.8%, over the same period in 1995. Of the increase, approximately $423.2 million resulted from the addition of First Massachusetts and growth in its loan portfolio subsequent to opening. In-market loan demand has continued to increase during 1996. The Company's markets also continue to experience significant competition between lenders for quality credits. In an effort to increase the level of earning assets during the first nine months of 1996, the Company purchased approximately $38.2 million in residential mortgage loans located outstanding of the Company's market areas.

     Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of September 30, 1996 and 1995 as well as December 31, 1995. Primarily from the addition of FMB, total loans as of September 30, 1996 of $1.8 billion, were $468.8 million, or 34.7% higher than at September 30, 1995. Commercial, financial and agricultural loans increased $63.9 million, or 27.1% while commercial real estate loans increased by $119.0 million, or 30.3%. The largest increase in loan balances occurred in residential real estate which increased $256.7 million, or 52.6%. A substantial portion of the loans acquired through the branch purchase were residential real estate mortgages.

     Following an initial period of runoff in the FMB loan portfolio subsequent to its opening, credit activity at First Massachusetts has been vibrant resulting in growth in that bank's loan portfolio during the third quarter of 1996. Continued growth is expected during the fourth quarter of 1996. During the period in which runoff was occurring at First Massachusetts, loan growth at the Company's Vermont and New Hampshire banking subsidiaries offset the runoff and resulted in net increases in loan receivables.

     Given current economic indicators, both nationally as well as in Banknorth's local markets, and given the opportunities afforded by entering the Massachusetts market, management believes that the Company will see increased levels of loan activity during the remainder of 1996.

     Securities available for sale. The portfolio is managed on a total return basis with the objective of exceeding the return that would be experienced if investing solely in U.S. Treasury instruments. This category of investments is used primarily for liquidity while simultaneously producing earnings. In November 1995, the Financial Accounting Standards Board ("FASB") issued a "Special Report" which granted all entities a one-time opportunity to reconsider their ability and intent to hold securities accounted for under Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities" (SFAS No. 115) to maturity. This decision allowed entities to transfer securities from the held-to-maturity category without "tainting" their remaining held-to-maturity securities. On November 30, 1995, in response to the FASB's action, the Company reclassified certain securities having an aggregate unamortized cost of $197.1 million and an aggregate fair value of $195.3 million from "held-to-maturity" to "available for sale."

     Period end balances in securities available for sale totaled $468.2 million, $359.1 million and $134.2 million at September 30, 1996, December 31, 1995 and September 30, 1995, respectively. The increase of $109.1 million from December 31, 1995 to September 30, 1996 reflects purchases made for the newly established portfolio at First Massachusetts as well as purchases in excess of the reinvestment of proceeds from sale, maturity and call of securities available for sale. The purchases in excess of the reinvestment of portfolio generated cashflows were made in an effort to increase the level of earning assets. Average balances for the three months ended September 30, 1996 and 1995 were $474.6 million and $128.8 million, respectively.

     Investment securities. The management of this portfolio focuses primarily on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. The balance of securities in this category was $38.3 million as of September 30, 1996 as compared to $49.7 million and $291.3 million as of December 31 and September 30, 1995, respectively. The decrease from September 30, 1995 reflects the fourth quarter 1995 transfer to the available for sale portfolio while the decrease from year end 1995 is the result of maturities and principal payments received on mortgage-backed securities. The cash proceeds from maturities and principal payments were generally reinvested in the "available for sale" portfolio and management expects this trend to continue.

     Table C, Securities Available for Sale and Investment Securities, provides details of securities available for sale and investment securities at September 30, 1996 and 1995, as well as December 31, 1995.

     Money market investments. Money market investments, primarily Federal funds sold, averaged $9.8 million during the third quarter of 1996, down $5.8 million from the third quarter of 1995. The third quarter average is $8.7 million lower than during the second quarter of 1996. The reduced average in money market investments is the result of increases in the Company's loan and securities available for sale portfolios.

     Income from earning assets. Income from earning assets was $49.3 million for the three month period ended September 30, 1996, as compared to $39.4 million for the same period in 1995. The increase of $9.9 million, or 25.1%, resulted from increases in earning assets through normal growth, the branch acquisition which gave rise to First Massachusetts and purchases of earning assets during the third quarter of 1996. Total earning assets during the third quarter 1996 of $2.3 billion yielded 8.39%, while in 1995 earning assets of $1.8 billion yielded 8.66%. The increase in earning assets contributed $10.7 million towards the increase in interest income over 1995, while the 27 basis point decline in yield caused a decrease of $861 thousand. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis, contain details of changes by category of interest income from earning assets.

     For the nine month periods ended September 30, 1996 and 1995, income from earning assets was $140.2 million and $114.5 million, respectively. Total earning assets of $2.2 million, increased $431.0 million, or 24.2% over the nine month average in 1995. The yield on earning assets was 8.47% during the first nine months of 1996 as compared to 8.60% during the same period in 1995.

Funding Sources

     The Company utilizes various traditional sources of funds to support its earning asset portfolios. Table E, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for the third quarter of 1996 and 1995, and changes, by category, from the third quarter of 1995.

     Core deposits. Total core deposits averaged $2.0 billion during the three month period ended September 30, 1996, $558.7 million above the third quarter average in 1995. Of the increase, approximately $499.2 million relates to First Massachusetts, while approximately $59.5 million reflects deposit growth at other operating subsidiaries. It is management's expectation that core deposits will continue to increase during the balance of 1996 as First Massachusetts continues to establishes itself in its central and western Massachusetts markets.

     Purchased liabilities. Total purchased liabilities decreased on average from $295.8 million during the third quarter of 1995 to $282.5 million during the third quarter of 1996. The decreases in both short and long-term borrowings were the result of increased core deposit volumes and the decision to reduce Federal Home Loan Bank advances in anticipation of the branch acquisition. Offsetting the decreases in short and long-term borrowings were increases of $36.6 million in time deposits over $100,000 which resulted primarily from the addition of First Massachusetts. As Banknorth constantly seeks to fund its earning assets in the most efficient and profitable manner, management expects prudent levels of short-term borrowings and long-term debt to continue to be important sources of funding.

     Expense of interest-bearing liabilities. Banknorth's interest expense for the three months ended September 30, 1996, was $20.9 million, $3.1 million, or 17.7%, above 1995. Higher levels of interest bearing liabilities caused interest expense to increase $4.6 million, while a lower cost of funds resulted in a decrease of $1.5 million, together causing the increase of $3.1 million. Total interest bearing liabilities of $2.0 billion during the third quarter of 1996, were $467.9 million higher than in 1995, and with a total cost of 4.15%, 43 basis points less expensive than in the prior year.

     Total interest bearing liabilities averaged $1.9 billion during the nine month period ended September 30, 1996, $376.0 million, or 24.7%, higher than in 1995. The cost of funds was 4.19% in 1996 as compared to 4.44% in 1995.

     Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis, contain details of changes by category of interest bearing liabilities and interest expense.

Net Interest Income

     Net interest income totaled $28.4 million and $21.6 million for the three month periods ended September 30, 1996 and 1995, respectively. The net interest margin was 4.83% during the third quarter of 1996 as compared to 4.76% during the third quarter of 1995. The yield on earning assets of 8.39% for the third quarter of 1996, was 27 basis points below the prior year, while the cost of interest bearing liabilities, 4.15% in 1996, decreased 43 basis points. Net interest income for the nine months ended September 30, 1996 and 1995 totaled $80.7 million and $64.0 million, respectively. The net interest margin was 4.88% during the first nine months of 1996 as compared to 4.81% for the first nine months of 1995.

     Included in net interest income is the effect of interest rate swap transactions and interest rate floors. Banknorth utilizes these instruments to correct imbalances between the re-pricing characteristics of interest earning assets and interest bearing liabilities. A significant portion of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin. Additionally, the interest rate risk characteristics of the loans and deposits purchased through the branch acquisitions exacerbated the potential for reduced interest income under these circumstances. To protect the Company from this occurrence, interest rate floors in the notional amount of $295 million and interest rate swaps in the notional amount of $50 million were used to mitigate the potential reduction in interest income on certain adjustable and variable rate loans. The aggregate fair value of the interest rate floors at the time of purchase was $2.8 million which is being amortized as an adjustment to the related loan yield on a straight-line basis over the terms of the agreements. The unamortized balance of interest rate floors as of September 30, 1996 was $2.2 million. The estimated fair value of these floors was $1.3 million as of September 30, 1996. The estimated fair value of the interest rate swap contracts was ($68) thousand as of September 30, 1996.

Non-Performing Assets

     As categorized by Banknorth, non-performing assets include non-performing loans which are those loans in a non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days and still accruing interest. Also included in the total of non-performing assets are foreclosed and in-substance foreclosed real estate properties and repossessed non-real estate assets. Table G, Non-Performing Assets, contains details of non-performing assets.

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

     Non-performing loans. Non-performing loans totaled $22.3 million, up $5.3 million, or 30.9% from September 30, 1995, and $8.3 million higher than at December 31, 1995, respectively. The increase in non-performing loans is primarily in loans on a nonaccrual basis and is primarily the result of weakening in certain large commercial and commercial real estate credits, as well as increased delinquency in the residential real estate portfolio. Delinquency rates and recognition of a non-accrual status of loans in the residential portfolio are lagging the regional and national levels but are consistent with these trends.

     Other real estate owned. Total other real estate owned was $1.0 million at September 30, 1996, as compared to $932 thousand at September 30, 1995, and $1.2 million at year end 1995. Management does not expect any significant increase in this balance during the fourth quarter of 1996.

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

     Loans charged off, net of recoveries, equaled $3.6 million, or an annualized .28% of average total loans for the first nine months of 1996, an increase of $284 thousand from the same period in 1995. Year to date recoveries of $3.3 million in 1996, were $560 thousand lower than during the same period in 1995. Given the growth in the loan portfolio and the level of non-performing assets, management expects an increased level of loan charge-offs in 1996 as compared to that experienced in 1995.

     The provision for loan losses ("provision") for the third quarter of 1996 was $1.5 million, or an annualized .33% of average total loans. Provision expense was $4.1 million during the nine month period in 1996, .32% of average total loans on an annualized basis. Provisions of $3.3 million, or an annualized .33% of average total loans, and $4.4 million, or .33% of average total loans were experienced during the nine months ended September 30, 1995 and the full year of 1995, respectively. The quarterly provision was increased during the third quarter of 1996 over that reflected in earnings during previous quarters in 1996, primarily due to increases in delinquency factors and the growth of the loan portfolio.

     Provisions recorded are those necessary to maintain the allowance at a level adequate enough to absorb reasonably predictable loan charge-offs. At September 30, 1996, the allowance was deemed adequate by management and provided a coverage of non-performing loans of 108.99% as compared to 125.78% and 158.15% at September 30, 1995 and December 31, 1995, respectively. The allowance coverage of non-performing loans was 112.40% as of June 30, 1996.

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

     The Company utilized a financial institution borrowing pursuant to a five year credit facility to finance its 1994 acquisition of North American Bank Corporation, parent company of Farmington National Bank. The Company's primary source of funds to pay principal and interest under this facility is current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debt under this credit facility is dependent upon the continued ability of the subsidiary banks to pay dividends in an amount sufficient to service such debt. The Company expects that the future earnings stream of its subsidiary banks will be sufficient to support dividend payments well in excess of the required debt service.

     Banknorth actively manages its liquidity position through target ratios established under its liquidity policy. Continual monitoring of these ratios, both historically and through forecasts, allows Banknorth to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such situations arise.

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


OTHER OPERATING INCOME AND EXPENSES

Other Operating Income

     Other operating income totaled $6.5 million for the quarter ended September 30, 1996, $1.3 million, or 25.3% higher than that recorded during the third quarter of 1995. For the nine months ended September 30, 1996 and 1995, other operating income was $18.8 million and $15.5 million, respectively. The addition of First Massachusetts accounted for approximately $665 thousand of the increase in the three month period ended September 30, 1996 and $1.6 million in the nine month period then ended.

     Income from fiduciary activities, $5.6 million for the nine months ended September 30, 1995, increased to $6.1 million in 1996. For the quarters ended September 30, 1996 and 1995, income from fiduciary activities was $2.1 million and $1.9 million, respectively. On February 1, 1996, the Company consolidated its subsidiary banks' trust departments into a newly formed limited charter bank, The Stratevest Group, N.A. Under this structure, the Company expects higher levels of income to result from improved marketing and sales initiatives and enhanced product offerings. Accordingly, management believes gross fiduciary income during the fourth quarter in 1996 will be improved over the same period in 1995.

     Service charges on depositor accounts were $1.7 million during the third quarter of 1996, $394 thousand, or 30.4% higher than during the same quarter of 1995. On a year to date basis, service charge income was $4.8 million, $969 thousand, or 25.1% higher than in the same period in 1995. The aforementioned increases are due primarily to the addition of FMB which contributed $437 thousand and $1.1 million during the three and nine month periods ended September 30, 1996, respectively.

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), which amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how those rights are acquired. Additionally, SFAS No. 122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment, if any, be recognized through a valuation allowance. Adoption of SFAS No. 122 was expected to result in increased gains recognized on the sale of the mortgage loans when servicing rights are retained, offset by the amortization of the capitalized mortgage servicing rights. Net loan transactions, $257 thousand for the three months ended September 30, 1996, increased significantly from $165 thousand during the third quarter of 1995. This increase in income is directly related to an increase in mortgage lending activity brought on by a lower level mortgage interest rates, and the impact of accounting for mortgage servicing rights under SFAS No. 122. Of the total net loan transactions, $168 thousand resulted from recognition of income under SFAS No. 122. For the nine month period ended September 30, 1996, net loan transactions were $1.2 million, up $865 thousand from the comparable period in 1995. Of the increase, $669 thousand resulted from recognition of income under SFAS No. 122.

     Net securities transactions in the third quarter of 1995 resulted in net losses of $471 thousand. Sales of securities available for sale in the amount of approximately $12.6 million during the third quarter of 1995 were initiated due to yield deterioration resulting from acceleration of prepayments on certain mortgage backed securities which accelerated premium amortization. Reinvestment of the sale proceeds were at yields higher than the yields on those securities sold. Net securities transactions during the first nine months of 1996 were nominal and resulted primarily from the call of securities.

     Other income, $844 thousand for the three months ended September 30, 1996, decreased $105 thousand from the same period in 1995. During the third quarter of 1995, the Company sold a property which had been held for possible future expansion at a net gain of approximately $225 thousand. For the nine months ended September 30, 1996, other income was $2.4 million, $272 thousand higher than in 1995.

Other Operating Expenses

     Other operating expenses for the third quarter of 1996 were $23.2 million, $5.8 million, or 33.3% above the same three months in 1995. For the nine month period ended September 30, 1996, other operating expenses were $67.8 million, including start-up expenses for First Massachusetts and Stratevest of approximately $1.8 million. Other one-time expenses related to a data processing conversion and the transition to a new incentive-based compensation system included in the nine month numbers were approximately $366 thousand. Further, a loss of $250 thousand was recorded in the third quarter of 1996 related to a burglary at one of the subsidiary banking branches. Recurring operating expenses for First Massachusetts were approximately $5.6 million during the third quarter of 1996 and $14.9 million for the nine month period ended September 30, 1996. The Company's efficiency ratio which is adjusted to exclude net securities transactions, OREO expenses and certain one-time expenses as well as the amortization of goodwill, was 61.33% for the third quarter of 1996, down from 65.73% during the same period in 1995. During the nine month periods ended September 30, 1996, the Company's efficiency ratio was 62.01% and 65.91% in 1996 and 1995, respectively.

     Salary expense, the largest component of other operating expenses, was $9.3 million during the third quarter of 1996, up $2.2 million or 30.6% from 1995. A significant portion of the increase over 1995 is attributable to First Massachusetts and increased staffing levels necessary to provide operational and other support functions to FMB. Salary expense for the nine months ended September 30, 1996, was $26.7 million as compared to $20.7 million during the same period of 1995. The above noted factors also caused the increase in employee benefits expense during both the three and nine month periods discussed.

     The acquisition of thirteen branch offices and the increase in leased office space for necessary support functions were the primary cause of the increase of $326 thousand in occupancy expense during the third quarter of 1996 as compared to the same quarter of 1995. Third quarter equipment and software expenses increased by $169 thousand, or 12.1% over 1995, with approximately half of the increase related to First Massachusetts.

     FDIC deposit insurance and other regulatory expense during the third quarter of 1996, increased $125 thousand from the same period in 1995. The third quarter of 1995 was the first in which the reduced FDIC insurance premiums resulting from the Bank Insurance Fund reaching a 1.2% reserve ratio, impacted comparable quarters. During the third quarter of 1995, the Company received a refund of premiums paid in the second quarter of 1995 thus significantly reducing this expense category and accounting for the increase between the third quarter of 1995 and 1996. For the nine month periods ended September 30, 1996 and 1995, deposit insurance and other regulatory expenses were $332 thousand and $1.8 million, respectively.

     Legal and professional expenses during the third quarter of 1996 increased by $288 thousand over the same quarter in 1995 due primarily to consulting fees associated with the Company's strategic planning effort and accruals for legal costs.

     Printing and supplies expense was $603 thousand during the third quarter of 1996, $114 thousand higher than during the same period in 1995 while for the nine month period ended September 30, 1996, printing and supplies expenses were $2.6 million as compared to $1.4 million during 1995. The year to date increase reflects first quarter 1996 expenses relating to the initial issuance of checks to First Massachusetts customers and the issuance of new ATM and debit cards to the Company's customer base.

     Advertising and marketing expenses were $701 thousand during the three months ended September 30, 1996, an increase of $130 thousand, or 22.8% over the same period in 1995. Marketing expenditures for FMB amounted to $246 thousand during the third quarter of 1996. Expenditures were $2.5 million during the nine months ended September 30, 1996 which included non-recurring items of approximately $543 thousand related to FMB and advertising associated with the issuance of ATM and debit cards. Advertising and marketing expenses in the comparable period of 1995 were $1.6 million.

     Amortization of goodwill increased significantly to $1.3 million during the third quarter of 1996 in comparison to $157 thousand for the same period of 1995, resulting from the FMB acquisition.

     Other expenses, $3.6 million during the three months ended September 30, 1996, increased $949 thousand, or 36.3% from 1995 primarily due to the addition of recurring expenses for First Massachusetts and a loss of approximately $250 thousand resulting from a burglary at one of the subsidiary bank branches. One-time expenses coupled with recurring expenses of FMB account for the most of the increase on a year to date basis.

Core Tangible Performance

     After removing the impact of the balance of goodwill and the related period amortization, as well as the impact of the significant one-time expenses discussed previously, "core tangible" return on average tangible equity was 19.08% for the nine months ended September 30, 1996, up 2.10 percentage points from the same period a year earlier. The following table represents "core tangible" performance for the first nine months of 1996, compared to 1995:


                                                                 Nine Months Ended September 30,
            ($ in thousands)                                         1996               1995
                                                               ---------------------------------

            Net income, as reported                            $      18,357       $    16,542
            Adjustments, net of tax effect:
               Significant one-time expenses                           1,443                --
               Amortization of goodwill                                2,158               476
                                                               -------------------------------
            "Core tangible" income                             $      21,958       $    17,018
                                                               ===============================

            Average tangible assets                            $   2,327,817       $ 1,862,424
            Average tangible equity                            $     153,755       $   133,990

            "Core tangible" return on average tangible assets           1.26%             1.22%

            "Core tangible" return on average tangible equity          19.08%            16.98%


Income Taxes

     In the third quarter of 1996, the Company recognized income tax expense of $3.2 million, or 32.3% of the income before taxes. Tax expense on the Company's income was lower than tax expense at the Federal statutory rate of 35%, primarily due to tax-exempt interest income and low income housing credits.

     Activity within the committee structure of the Vermont State Legislature has the potential to result in legislation that would impose a state income tax on banks rather than the current deposit based franchise tax. If such legislation was to be enacted, the change in tax methodology could result in significantly higher tax expense in future reporting periods.

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

     During the third quarter of 1996, the board of directors declared a dividend of $.25 per share, representing a payout of 28.7% of third quarter net income. The board of directors of the Company presently intends to continue the payment of regular quarterly cash dividends subject to adjustment from time to time, based upon the Company's earnings outlook and other relevant factors. The Company's principal source of funds to pay cash dividends is derived from dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders.

     At September 30, 1996, Banknorth's Tier I capital was $166.9 million, or 9.19% of total risk adjusted assets, compared to $146.9 million and 10.89% as of September 30, 1995. The leverage ratio was 6.78%, and 7.74% as of September 30, 1996 and 1995, respectively. Banknorth, and its subsidiaries individually, are "well capitalized" at September 30, 1996 according to regulatory definition, and thereby, exceed all minimum regulatory capital requirements . Table I, Capital Ratios, reveals the components of capital as of various dates.

------------------------------------------------------------------------------
TABLE A.--Mix of Average Earning Assets

                                                    Three Months                                  Components of
                                                 Ended September 30,                    % of  Total Earning Assets
                                                -------------------------------------------------------------------
                                                                                        Total
(Dollars in thousands)                           1996           1995       Change      Change     1996      1995
                                                -------------------------------------------------------------------

Loans, net of unearned income
 and unamortized loan fees                      $1,797,510   $1,343,177   $454,333      85.3%      76.9%    74.4%
Securities available for sale:
   U.S. Treasuries and agencies                     98,370       39,019     59,351      11.2        4.2      2.2
   Mortgage-backed securities                      272,333       64,729    207,604      39.0       11.7      3.6
   Other securities                                103,923       25,074     78,849      14.8        4.5      1.4
                                                ----------------------------------------------------------------
      Total securities available for sale          474,626      128,822    345,804      65.0       20.4      7.2
Investment securities:
   U.S. Treasuries and agencies                     17,264       70,775    (53,511)    (10.0)       0.7      3.9
   Mortgage-backed securities                       21,210      225,752   (204,542)    (38.4)       0.9     12.5
   States and political subdivisions                 1,290        2,126       (836)     (0.2)       0.1      0.1
   Other securities                                    387        2,370     (1,983)     (0.4)       0.0      0.1
                                                ----------------------------------------------------------------
      Total investment securities                   40,151      301,023   (260,872)    (49.0)       1.7     16.6
Loans held for sale                                 14,497       15,607     (1,110)     (0.2)       0.6      0.9
Money market investments                             9,835       15,595     (5,760)     (1.1)       0.4      0.9
                                                ----------------------------------------------------------------
      Total earning assets                      $2,336,619   $1,804,224   $532,395     100.0%     100.0%   100.0%
                                                ================================================================

-------------------------------------------------------------------------------
TABLE B.--Loan Portfolio

                                          At September 30,             At December 31,
                              ---------------------------------------------------------  % Change    % Change
                                      1996               1995                1995        09/30/96    09/30/96
                              ---------------------------------------------------------     vs.         vs.
(Dollars in thousands)         Amount     Percent  Amount    Percent   Amount   Percent  09/30/95    12/31/95
                              --------------------------------------------------------------------------------

Commercial, financial, and
 agricultural                 $  299,583   16.5%  $ 235,731   17.4%  $ 228,877   16.9%     27.1%      30.9%
Real Estate:
   Construction and land
     development                  23,533    1.3      18,311    1.4      20,587    1.5      28.5       14.3
   Commercial                    511,796   28.1     392,784   29.1     398,586   29.5      30.3       28.4
   Residential                   744,578   40.9     487,836   36.1     477,458   35.4      52.6       55.9
                              -------------------------------------------------------

      Total real estate        1,279,907   70.3     898,931   66.6     896,631   66.4      42.4       42.7
                              -------------------------------------------------------

Credit card receivables           21,907    1.2      25,377    1.9      26,867    2.0     (13.7)     (18.5)
Lease receivables                 62,278    3.4      40,945    3.0      47,055    3.5      52.1       32.4
Other installment                156,419    8.6     150,354   11.1     151,623   11.2       4.0        3.2
                              -------------------------------------------------------

      Total installment          240,604   13.2     216,676   16.0     225,545   16.7      11.0        6.7
                              -------------------------------------------------------

Total loans                    1,820,094  100.0   1,351,338  100.0   1,351,053  100.0      34.7       34.7
Less: Allowance for loan
 losses                           24,284    1.3      21,410    1.6      22,095    1.6      13.4        9.9
                              -------------------------------------------------------
Net loans                     $1,795,810   98.7% $1,329,928   98.4% $1,328,958   98.4%     35.0%      35.1%
                              =======================================================


-------------------------------------------------------------------------------
TABLE C.--Securities available for sale and investment securities

                                                                             At September 30,       At December 31,
                                                                         --------------------------------------------
                                                                            1996           1995           1995
                                                                         --------------------------------------------
(Dollars in thousands)

Securities available for sale:

U.S. Treasuries and agencies                                             $ 102,325       $ 39,975       $ 76,401
States and political subdivisions                                              652             --             --
Mortgage-backed securities                                                 268,799         59,182        249,549
Other securities                                                           103,387         35,802         33,090
Valuation reserve                                                           (7,009)          (766)            45
                                                                         ---------------------------------------
Recorded value of securities available for sale                          $ 468,154       $134,193       $359,085
                                                                         =======================================

Investment securities:

U.S. Treasuries and agencies                                             $  16,156       $ 69,244       $ 23,837
States and political subdivisions                                            1,135          2,114          1,630
Mortgage-backed securities                                                  20,865        217,727         23,146
Other securities                                                               165          2,209          1,067
                                                                         ---------------------------------------
Recorded value of investment securities                                  $  38,321       $291,294       $ 49,680
                                                                         =======================================
Fair value of investment securities                                      $  38,599       $293,032       $ 51,087
                                                                         =======================================

Excess of fair value versus recorded value                                   $ 278        $ 1,738        $ 1,407
Fair value as a % of recorded value                                          100.7  %       100.6%         102.8%


-------------------------------------------------------------------------------
TABLE D.--Average Balances, Yields, and Net Interest Margins

                                                                          Three Months Ended September 30,
                                                          ------------------------------------------------------------------------
                                                                          1996                               1995
                                                          ------------------------------------------------------------------------
                                                                        Interest    Average                 Interest    Average
                                                            Average      Income/    Yield/       Average     Income/    Yield/
                                                            Balance      Expense     Rate        Balance     Expense     Rate
                                                          ------------------------------------------------------------------------
(Dollars in thousands)

Earning assets:
   Money market investments                               $     9,835   $    132     5.34%     $    15,595   $    225    5.72%
   Securities available for sale, at amortized cost           474,626      7,227     6.06          128,822      2,042    6.29
   Loans held for sale                                         14,497        289     7.93           15,607        303    7.70
   Investment securities, at amortized cost:
      Taxable                                                  38,861        692     7.08          298,897      4,630    6.15
      Tax-exempt (Note 1)                                       1,290         22     6.78            2,126         30    5.60
                                                          -------------------------------------------------------------------
      Total investment securities                              40,151        714     7.07          301,023      4,660    6.14
                                                          -------------------------------------------------------------------

Loans, net of unearned income and
 unamortized loan fees (Notes 1,2,3)                        1,797,510     40,928     9.06        1,343,177     32,173    9.50
                                                          -------------------------------------------------------------------
      Total earning assets                                  2,336,619     49,290     8.39        1,804,224     39,403    8.66
                                                                        -----------------------------------------------------
Cash and due from banks                                        85,448                               62,513
Allowance for loan losses                                     (24,370)                             (21,222)
Valuation reserve for securities available for sale            (9,035)                              (6,779)
 and investment securities
Other assets                                                  105,714                               63,314
                                                          ------------------------------------------------
Total assets                                              $ 2,494,376                          $ 1,902,050
                                                          ================================================

Interest-bearing liabilities:
   NOW accounts                                           $   238,107        810     1.35      $   177,742        773     1.73
   Money market savings                                       534,750      5,707     4.25          342,626      4,055     4.70
   Regular savings                                            228,414      1,366     2.38          186,093      1,214     2.59
   Time deposits $100 thousand and greater                     80,266      1,108     5.49           43,655        631     5.73
   Time deposits under $100 thousand                          706,701      9,122     5.14          516,194      7,216     5.55
                                                          -------------------------------------------------------------------
      Total interest-bearing deposits                       1,788,238     18,113     4.03        1,266,310     13,889     4.35
   Long-term debt                                              44,713        659     5.86           94,169      1,469     6.19
Short-term borrowings                                         172,217      2,127     4.91          176,809      2,405     5.40
                                                          -------------------------------------------------------------------
      Total interest-bearing liabilities                    2,005,168     20,899     4.15        1,537,288     17,763     4.58
                                                          -------------------------------------------------------------------
Demand deposits
Other liabilities                                             272,492                              199,122
Shareholders' equity                                           21,426                               17,695
                                                              195,290                              147,945
                                                          ------------------------------------------------
Total liabilities and shareholders' equity                $ 2,494,376                          $ 1,902,050
                                                          ================================================

Net interest income                                                     $ 28,391                             $ 21,640
                                                                        =============================================

Interest rate differential                                                           4.24%                                4.08%
                                                                                     ==========================================

Net interest margin                                                                  4.83%                                4.76%
                                                                                     ==========================================

Notes:
<F1>  Tax  exempt  income has been  adjusted  to a tax  equivalent  basis by tax effecting such income at the Federal tax rate.
<F2>  Includes principal balances of non-accrual loans.
<F3>  Includes industrial revenue bonds.


-------------------------------------------------------------------------------
TABLE D.--Average Balances, Yields, and Net Interest Margins

                                                                            Nine Months Ended September 30,
                                                          ------------------------------------------------------------------------
                                                                           1996                             1995
                                                          ------------------------------------------------------------------------
                                                                        Interest    Average                 Interest     Average
                                                            Average      Income/    Yield/       Average     Income/     Yield/
                                                            Balance      Expense     Rate        Balance     Expense      Rate
                                                          ------------------------------------------------------------------------
(Dollars in thousands)

Earning assets:
   Money market investments                               $    18,825   $    778     5.52%     $     9,382   $     407    5.80%
   Securities available for sale, at amortized cost           436,928     19,903     6.08          128,272       5,982    6.24
   Loans held for sale                                         15,782        892     7.55           11,879         707    7.96
   Investment securities, at amortized cost:
      Taxable                                                  43,315      2,320     7.15          306,981      14,322    6.24
      Tax-exempt (Note 1)                                       1,410         70     6.63            2,048          85    5.55
                                                          --------------------------------------------------------------------
      Total investment securities                              44,725      2,390     7.14          309,029      14,407    6.23
                                                          --------------------------------------------------------------------

Loans, net of unearned income and
 unamortized loan fees (Notes 1,2,3)                        1,694,663    116,258     9.16        1,321,375      92,994    9.41
                                                          --------------------------------------------------------------------
      Total earning assets                                  2,210,923    140,221     8.47        1,779,937     114,497    8.60
                                                                        ------------------------------------------------------
Cash and due from banks                                        82,440                               59,236
Allowance for loan losses                                     (24,031)                             (21,459)
Valuation reserve for securities available for sale            (5,657)                              (8,886)
 and investment securities
Other assets                                                   97,945                               62,727
                                                          ------------------------------------------------
Total assets                                              $ 2,361,620                          $ 1,871,555
                                                          ================================================

Interest-bearing liabilities:
   NOW accounts                                           $   228,895      2,330     1.36      $   178,024       2,205    1.66
   Money market savings                                       501,995     15,882     4.23          324,808      11,102    4.57
   Regular savings                                            225,107      4,032     2.39          194,003       3,774    2.60
   Time deposits $100 thousand and greater                     73,731      3,109     5.63           42,805       1,674    5.23
   Time deposits under $100 thousand                          675,641     26,788     5.30          503,264      19,669    5.23
                                                          --------------------------------------------------------------------
      Total interest-bearing deposits                       1,705,369     52,141     4.08        1,242,904      38,424    4.13
   Long-term debt                                              48,132      2,113     5.86          101,377       4,750    6.26
   Short-term borrowings                                      142,295      5,220     4.90          175,563       7,298    5.56
                                                          --------------------------------------------------------------------
      Total interest-bearing liabilities                    1,895,796     59,474     4.19        1,519,844      50,472    4.44
                                                          --------------------------------------------------------------------
Demand deposits
Other liabilities                                             256,943                              191,211
Shareholders' equity                                           21,323                               17,379
                                                              187,558                              143,121
                                                          ------------------------------------------------
Total liabilities and shareholders' equity                $ 2,361,620                          $ 1,871,555
                                                          ================================================

Net interest income                                                     $ 80,747                             $  64,025
                                                                        ==============================================

Interest rate differential                                                           4.28%                                4.16%
                                                                                     ==========================================

Net interest margin                                                                  4.88%                                4.81%
                                                                                     ==========================================

Notes:
<F1>  Tax  exempt  income has been  adjusted  to a tax  equivalent  basis by tax effecting such income at the Federal tax rate.
<F2>  Includes principal balances of non-accrual loans.
<F3>  Includes industrial revenue bonds.

-------------------------------------------------------------------------------
TABLE E.--Average Sources of Funding


                                                                                                          As a % of
                                               Three Months Ended September 30,         Change        Total Net Funding
                                               ------------------------------------------------------------------------
                                                     1996           1995             $           %      1996     1995
                                               ------------------------------------------------------------------------
(Dollars in thousands)

Demand deposits                                   $   272,492   $   199,122      $  73,370     36.8%    12.4%    11.9%
Retail deposits:
   Regular savings                                    228,414       186,093         42,321     22.7     10.4     11.1
   Time deposits under $100 thousand                  706,701       516,194        190,507     36.9     32.2     30.8
   NOW accounts                                       238,107       177,742         60,365     34.0     10.9     10.6
   Money market savings                               534,750       342,626        192,124     56.1     24.4     20.5
                                                  -------------------------------------------------------------------

   Total retail deposits                            1,707,972     1,222,655        485,317     39.7     77.9     73.0
                                                  -------------------------------------------------------------------

Total core deposits                                 1,980,464     1,421,777        558,687     39.3     90.3     84.9
Less: Cash and due from banks                          85,448        62,513         22,935     36.7      3.9      3.7
                                                  -------------------------------------------------------------------

   Net core deposits                                1,895,016     1,359,264        535,752     39.4     86.4     81.2
                                                  -------------------------------------------------------------------

Time deposits $100 thousand and greater                80,266        43,655         36,611     83.9      3.7      2.6
Federal funds purchased                                 6,432           898          5,534    616.3      0.3      0.1
Securities sold under agreements to repurchase        107,804        96,992         10,812     11.1      4.9      5.8
Borrowings from U.S. Treasury                           9,144        11,430         (2,286)   (20.0)     0.4      0.7
Other short-term borrowings                            48,837        67,489        (18,652)   (27.6)     2.2      4.0
Long-term note from FHLB                               30,024        75,292        (45,268)   (60.1)     1.4      4.5
                                                  -------------------------------------------------------------------

   Total purchased liabilities                        282,507       295,756        (13,249)    (4.5)    12.9     17.7

Long-term bank debt                                    14,689        18,877         (4,188)   (22.2)     0.7      1.1
                                                  -------------------------------------------------------------------

   Total capital market funds                          14,689        18,877         (4,188)   (22.2)     0.7      1.1
                                                  -------------------------------------------------------------------

Total net funding                                 $ 2,192,212   $ 1,673,897      $ 518,315     31.0%   100.0%   100.0%
                                                  ===================================================================


-------------------------------------------------------------------------------
TABLE F.--Volume and Yield Analysis

                                                                              1996 vs. 1995
                                                    ---------------------------------------------------------------
                                                      Three Months Ended
                                                         September 30,          Increase            Due to
                                                    ---------------------------------------------------------------
(In thousands)                                         1996         1995       (Decrease)     Volume        Rate
                                                    ---------------------------------------------------------------

Interest income (FTE):
   Money market investments                         $     132    $     225      $   (93)     $   (78)     $  (15)
   Securities available for sale                        7,227        2,042        5,185        5,259         (74)
   Loans held for sale                                    289          303          (14)         (23)          9
Investment securities:
   Taxable                                                692        4,630       (3,938)      (4,637)        699
   Tax-exempt                                              22           30           (8)         (14)          6
                                                    ------------------------------------------------------------
      Total investments                                   714        4,660       (3,946)      (4,651)        705
                                                    ------------------------------------------------------------
Loans                                                  40,928       32,173        8,755       10,241      (1,486)
                                                    ------------------------------------------------------------
      Total interest income                            49,290       39,403        9,887       10,748        (861)
                                                    ------------------------------------------------------------
Interest expense:
   NOW accounts                                           810          773           37          207        (170)
   Money market savings                                 5,707        4,055        1,652        2,040        (388)
   Regular savings                                      1,366        1,214          152          238         (86)
   Time deposits $100 thousand and greater              1,108          631          477          503         (26)
   Time deposits under $100 thousand                    9,122        7,216        1,906        2,438        (532)
   Long-term debt                                         659        1,469         (810)        (732)        (78)
   Short-term borrowings                                2,127        2,405         (278)         (60)       (218)
                                                    ------------------------------------------------------------
      Total interest expense                           20,899       17,763        3,136        4,634      (1,498)
                                                    ------------------------------------------------------------
Net interest income (FTE)                           $  28,391    $  21,640      $ 6,751      $ 6,114      $  637
                                                    ============================================================


Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.


                                                                              1996 vs. 1995
                                                    ---------------------------------------------------------------
                                                       Nine Months Ended
                                                         September 30,          Increase            Due to
                                                    ---------------------------------------------------------------
(In thousands)                                         1996         1995       (Decrease)     Volume        Rate
                                                    ---------------------------------------------------------------

Interest income (FTE):
   Money market investments                         $     778    $     407      $   371      $   391      $  (20)
   Securities available for sale                       19,903        5,982       13,921       14,075        (154)
   Loans held for sale                                    892          707          185          221         (36)
Investment securities:
   Taxable                                              2,320       14,322      (12,002)     (14,093)      2,091
   Tax-exempt                                              70           85          (15)         (32)         17
                                                    ------------------------------------------------------------
      Total investments                                 2,390       14,407      (12,017)     (14,125)      2,108
                                                    ------------------------------------------------------------
Loans                                                 116,258       92,994       23,264       25,737      (2,473)
                                                    ------------------------------------------------------------
      Total interest income                           140,221      114,497       25,724       26,299        (575)
                                                    ------------------------------------------------------------
Interest expense:
   NOW accounts                                         2,330        2,205          125          525        (400)
   Money market savings                                15,882       11,102        4,780        5,607        (827)
   Regular savings                                      4,032        3,774          258          551        (293)
   Time deposits $100 thousand and greater              3,109        1,674        1,435        1,307         128
   Time deposits under $100 thousand                   26,788       19,669        7,119        6,855         264
   Long-term debt                                       2,113        4,750       (2,637)      (2,332)       (304)
   Short-term borrowings                                5,220        7,298       (2,078)      (1,211)       (867)
                                                    ------------------------------------------------------------
      Total interest expense                           59,474       50,472        9,002       11,302      (2,299)
                                                    ------------------------------------------------------------
Net interest income (FTE)                           $  80,747    $  64,025      $16,722      $14,997      $1,724
                                                    ============================================================


Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.


-------------------------------------------------------------------------------
TABLE G.--Non-Performing Assets

                                                                              At             At             At
                                                                         September 30,  December 31,   September 30,
(Dollars in thousands)                                                       1996           1995           1995
                                                                         -------------------------------------------

Loans on a non-accrual basis:
   Commercial, financial and agricultural                                 $  3,839       $    648       $    901
   Real estate:
      Construction and land development                                         70            103            204
      Commercial                                                             6,343          3,993          6,653
      Residential                                                           10,049          7,625          7,131
   Other installment                                                            --             --             49
                                                                          --------------------------------------
         Total non-accrual                                                  20,301         12,369         14,938
                                                                          --------------------------------------

Restructured loans:
   Real estate:
      Commercial                                                               822            288            288
      Residential                                                               40             85             89
   Other installment                                                             6             55             93
                                                                          --------------------------------------
         Total restructured                                                    868            428            470
                                                                          --------------------------------------

Past-due 90 days or more and still accruing:
   Commercial, financial and agricultural                                      123             87            185
   Real estate:
      Commercial                                                                40             64            529
      Residential                                                               46            396            409
   Credit card                                                                 138            105             72
   Lease receivables                                                            48             28             --
   Other installment                                                           717            494            419
                                                                          --------------------------------------
         Total past-due 90 days or more and still accruing                   1,112          1,174          1,614
                                                                          --------------------------------------

Total non-performing loans                                                  22,281         13,971         17,022
                                                                          --------------------------------------

Foreclosed real estate                                                       1,038          1,169            884
                                                                          --------------------------------------

         Total other real estate owned (OREO)                                1,038          1,169            884
         Non-real estate and repossessed assets                                 11             --             48
                                                                          --------------------------------------
         Total foreclosed and repossessed assets (F/RA)                      1,049          1,169            932
                                                                          --------------------------------------

Total non-performing assets (NPA)                                         $ 23,330       $ 15,140       $ 17,954
                                                                          ======================================

Allowance for loan losses (ALL)                                           $ 24,284       $ 22,095       $ 21,410
Coverage of non-performing loans                                            108.99  %      158.15%        125.78%
Non-performing assets as a % of (loans & F/RA)                                1.28  %        1.12%          1.33%
Non-performing assets to total assets                                         0.93  %        0.79%          0.94%


-------------------------------------------------------------------------------
TABLE H.--Summary of Loan Loss Experience

                                                                   Nine Months          Year          Nine Months
                                                                      Ended             Ended            Ended
                                                                  September 30,     December 31,     September 30,
(Dollars in thousands)                                                1996              1995             1995
                                                                ---------------------------------------------------

Allowance for loan losses at beginning of period                $      22,095      $    21,437       $    21,437
                                                                ------------------------------------------------

Allowance of bank acquired on February 16, 1996                         1,650               --                --
Loans charged off:
   Commercial, financial and agricultural                                (367)          (1,283)             (988)
   Real estate:
      Construction and land development                                   (73)            (357)             (354)
      Commercial                                                       (1,574)          (2,287)           (2,116)
      Residential                                                      (1,129)          (1,833)           (1,230)
                                                                ------------------------------------------------

         Total real estate                                             (2,776)          (4,477)           (3,700)

   Credit card                                                           (576)            (576)             (462)
   Lease receivables                                                     (721)            (410)             (325)
   Other installment                                                   (2,393)          (2,415)           (1,634)
                                                                ------------------------------------------------

         Total consumer                                                (3,690)          (3,401)           (2,421)

         Total loans charged off                                       (6,833)          (9,161)           (7,109)
                                                                ------------------------------------------------

Recoveries on loans:
   Commercial, financial and agricultural                                 469            1,597             1,103
   Real estate:
      Construction and land development                                    46              540               354
      Commercial                                                          862            1,430               822
      Residential                                                         272              302               255
                                                                ------------------------------------------------

         Total real estate                                              1,180            2,272             1,431
                                                                ------------------------------------------------

   Credit card                                                            114              162               123
   Lease receivables                                                      566              277               226
   Other installment                                                      943            1,136               949
                                                                ------------------------------------------------

         Total consumer                                                 1,623            1,575             1,298

         Total recoveries on loans                                      3,272            5,444             3,832
                                                                ------------------------------------------------

      Loans charged off, net of recoveries                             (3,561)          (3,717)           (3,277)
                                                                ------------------------------------------------

Provision for loan losses                                               4,100            4,375             3,250
                                                                ------------------------------------------------

Allowance for loan losses at end of period                      $      24,284      $    22,095       $    21,410
                                                                ================================================


Loans outstanding-end of period                                 $   1,820,094      $ 1,351,053       $ 1,351,338
Average loans outstanding-period to date                            1,694,663        1,329,188         1,321,375

Loans charged off, net (annualized), as a % of average
  total loans                                                            0.28%            0.28%             0.33%
Provision for loan losses (annualized), as a % of
 average total loans                                                     0.32%            0.33%             0.33%
Allowance for loan losses as a % of period-end total loans               1.33%            1.64%             1.58%


-------------------------------------------------------------------------------
TABLE I.--Capital Ratios

                                                   9/30/96      6/30/96       3/31/96     12/31/95      9/30/95
                                               ----------------------------------------------------------------
(Dollars in thousands)

Total risk-adjusted on-balance-sheet assets    $ 1,709,036    $1,659,773   $1,610,790   $1,272,079   $1,282,863
Total risk-adjusted off-balance-sheet items        106,281       106,200       95,512       76,432       66,160
                                               ----------------------------------------------------------------

Total risk-adjusted assets                     $ 1,815,317    $1,765,973   $1,706,302   $1,348,511   $1,349,023
                                               ================================================================

Total risk-adjusted assets/average total
 assets, net of fair value adjustment
 and goodwill (1)                                    73.75%       73.71%        80.38%       71.77%       71.11%

Total shareholders' equity                     $   199,800    $ 194,430    $  191,721   $  159,936   $  151,924
Fair value adjustment (1)                            4,556        5,320         3,153         (29)        3,652
Other adjustments to Tier I capital                (37,448)     (38,744)      (40,063)      (8,553)      (8,711)
                                               ----------------------------------------------------------------

Total Tier I capital                               166,908      161,006       154,811      151,354      146,865
Maximum allowance for loan losses (2)               22,711       22,107        21,364       16,921       16,919
                                               ----------------------------------------------------------------

Total capital                                  $   189,619    $ 183,113    $  176,175   $  168,275   $  163,784
                                               ================================================================

Quarterly average total assets, net of fair
  value adjustment and goodwill (1)            $ 2,461,484    $2,395,825   $2,122,778   $1,879,047   $1,896,991
Allowance for loan losses                           24,284       24,669        24,183       22,095       21,410


Total capital to total risk-adjusted assets          10.45%       10.37%        10.32%       12.48%       12.14%
Tier I capital to total risk-adjusted assets          9.19         9.12          9.07        11.22        10.89
Tier I capital to total quarterly average
 adjusted assets (Leverage)                           6.78         6.72          7.29         8.05         7.74

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


SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION


                                                                   1996                             1995
                                               --------------------------------------------------------------------
(In thousands, except for share data)               Q3            Q2            Q1            Q4            Q3
                                               --------------------------------------------------------------------

STATEMENT OF INCOME:
Interest income                                $    49,175   $    47,454   $    43,133   $    38,643   $    39,214
Interest expense                                    20,899        20,058        18,517        17,508        17,763
                                               -------------------------------------------------------------------
   Net interest income                              28,276        27,396        24,616        21,135        21,451
Provision for loan losses                            1,500         1,300         1,300         1,125         1,125
                                               -------------------------------------------------------------------
   Net interest income after provision for
    loan losses                                     26,776        26,096        23,316        20,010        20,326
                                               -------------------------------------------------------------------
Other income:
   Income from trust activities                      2,084         2,005         1,996         1,835         1,879
   Service charges on depositor accounts             1,692         1,792         1,340         1,226         1,298
   Loan servicing                                      795           670           679           679           649
   Credit card                                         764           728           599           842           684
   Net loan transactions                               257           358           601           217           165
   Net securities transactions                          21            --             3             9          (471)
   All other                                           844           903           668           611           949
                                               -------------------------------------------------------------------
         Total other income                          6,457         6,456         5,886         5,419         5,153
Other expenses:
   Salaries                                          9,278         9,053         8,375         7,661         7,104
   Employee benefits                                 2,057         2,146         2,171         1,457         1,589
   Net occupancy expenses                            1,669         1,767         1,786         1,388         1,343
   Equipment and software expenses                   1,569         1,701         1,433         1,400         1,400
   Data processing fees                              1,111         1,209         1,108         1,242         1,125
   FDIC deposit insurance and other regulatory
    expenses                                           134            99            99           234             9
   OREO and repossession expenses                      267            78            30           (95)          347
   Amortization of goodwill                          1,297         1,319           731           157           157
   All other                                         5,794         5,138         6,420         4,558         4,313
                                               -------------------------------------------------------------------
         Total other expenses                       23,176        22,510        22,153        18,002        17,387
                                               -------------------------------------------------------------------
Income before income taxes                          10,057        10,042         7,049         7,427         8,092
Income tax expense                                   3,244         3,248         2,299         1,596         2,266
                                               -------------------------------------------------------------------
Net income                                     $     6,813   $     6,794   $     4,750   $     5,831   $     5,826
                                               ===================================================================
AVERAGE BALANCES:
   Loans                                       $ 1,797,510   $ 1,746,552   $ 1,538,784   $ 1,352,356   $ 1,343,177
   Loans held for sale                              14,497        15,668        17,196        16,309        15,607
   Securities available for sale                   474,626       446,227       389,515       191,408       128,822
   Investment securities                            40,151        45,703        48,371       216,701       301,023
   Money market investments                          9,835        18,522        28,216        10,717        15,595
                                               -------------------------------------------------------------------
         Total earning assets                    2,336,619     2,272,672     2,022,082     1,787,491     1,804,264
   Other assets                                    157,757       156,577       137,606       100,138        97,786
                                               -------------------------------------------------------------------
         Total assets                          $ 2,494,376   $ 2,429,249   $ 2,159,688   $ 1,887,629   $ 1,902,050
                                               ===================================================================
   Demand deposits                             $   272,492   $   261,437   $   227,571   $   205,354   $   199,122
   Interest-bearing deposits                     1,788,238     1,768,600     1,558,369     1,307,950     1,266,310
                                               -------------------------------------------------------------------
         Total deposits                          2,060,730     2,030,037     1,785,940     1,513,304     1,465,432
   Short-term borrowings                           172,217       138,632       124,853       129,836       176,809
   Long-term debt                                   44,713        47,311        52,411        72,534        94,169
   Other liabilities                                21,426        21,574        20,966        17,678        17,695
   Shareholders' equity                            195,290       191,695       175,518       154,277       147,945
                                               -------------------------------------------------------------------
         Total liabilities and shareholders'
          equity                               $ 2,494,376   $ 2,429,249   $ 2,159,688   $ 1,887,629   $ 1,902,050
                                               ===================================================================
Loans charged off, net of recoveries           $     1,885   $       814   $       862   $       440   $       622
Non-performing assets, p.e.                         23,330        23,248        15,909        15,140        17,954
SHARE DATA:
   Shares outstanding, p.e.                      7,826,648     7,826,648     7,826,648     6,804,425     6,804,425
   Weighted average shares outstanding           7,826,648     7,826,648     7,332,386     6,804,425     6,804,425
   Tangible book value, p.e.                   $     20.74   $     19.89   $     19.38   $     22.25   $     21.05
   Cash dividends declared                            0.25          0.25          0.25          0.23          0.23
   Net income                                         0.87          0.87          0.65          0.86          0.86
   Closing price at quarter end                      37.38         34.25         35.25         38.50         33.25
   Cash dividends declared as a % of net
    income                                           28.74%        28.74%        38.46%        26.74%        26.74%
RATIOS:
   Return on average assets                           1.09%         1.12%         0.88%         1.23%         1.22%
   Return on average shareholders' equity            13.88         14.25         10.88         15.00         15.62
   Net interest margin, fte                           4.83          4.88          4.93          4.73          4.76
   Efficiency ratio                                  61.33         62.07         62.73         66.94         65.73
   Expense ratio                                      2.54          2.59          2.66          2.76          2.72
   As a % of risk-adjusted assets:
         Total capital                               10.45         10.37         10.32         12.48         12.14
         Tier 1 capital                               9.19          9.12          9.07         11.22         10.89
   As a % of total assets:
         Tier 1 capital (regulatory leverage)         6.78          6.72          7.29          8.05          7.74
   Tangible shareholders equity, p.e. to
    tangible assets, p.e                              6.56          6.44          6.39          7.96          7.49
   Price earnings ratio (last twelve months)          11.5          10.6          11.1          11.7          10.1


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 BANKNORTH GROUP, INC.
                                                      Registrant




Date: 11/12/96                                 /s/ WILLIAM H. CHADWICK
                                          -------------------------------------
                                                  William H. Chadwick
                                          President and Chief Executive Officer



Date: 11/12/96                                   /s/ THOMAS J. PRUITT
                                          -------------------------------------
                                                    Thomas J. Pruitt
                                           Executive Vice President and Chief
                                                    Financial Officer


A GLOSSARY OF TERMS

Book value per share
     Total shareholders' equity divided by shares outstanding on the same date.

Cash dividends per share
     Total cash dividends declared divided by average shares outstanding for the period.

Cumulative effect of an accounting change
     Although the presumption is that once an accounting principle has been adopted it should not be changed, when a change is necessary it generally is recognized by including the cumulative effect of the change in net income of the period of change. The cumulative effect of a change in accounting principle is the total direct effects, net of the related tax effect, that the change has on prior periods.

Earning assets
     Interest-bearing deposits with banks, securities available for sale, investment securities, loans (net of unearned income), federal funds sold and securities purchased under agreements to resell.

Earnings per share
     Net income divided by average shares outstanding during the period, including the effect of stock options.

Efficiency ratio
     Total other operating expense, excluding goodwill amortization, OREO/repossession expense and other non-recurring expenses, as a percentage of net interest income, on a fully taxable equivalent basis, and total other operating income, excluding securities gains/losses and non-recurring items.

Expense ratio
     Total other operating expense, excluding goodwill amortization, OREO/repossession expense and other non-recurring expenses, less other operating income, excluding securities gains or losses and non-recurring items, as a percentage of average earning assets.

Fully taxable-equivalent (fte) income
     Tax-exempt income which has been converted to place tax-exempt and taxable income on a comparable basis before application of income taxes.

Impaired loans
     Loans, usually commercial type loans, where it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement and all loans restructured in troubled debt restructurings subsequent to January 1, 1995.

Intangible assets
     Intangible assets include goodwill, purchased mortgage servicing rights, servicing release premiums, and purchased credit card rights.

Interest-bearing liabilities
     Interest-bearing deposits, federal funds purchased, securities sold under agreements to repurchase, other short-term borrowings and long-term debt.

Liquidity
     The ability to meet both loan commitments and deposit withdrawals as they come due.

Net loans charged off
     Reductions to the allowance for loan losses for loans written off, net of the recovery of loans previously written off.

Net interest income
     The difference between income on earning assets and interest expense on interest-bearing liabilities.

Net interest margin
     Fully taxable-equivalent basis net interest income as a percentage of average earning assets.

Net loan transactions
     Gains and losses resulting from sales of loans, primarily by the mortgage banking operation.

Net securities transactions
     Gains and losses resulting from sales of securities available for sale at prices above or below the amortized cost of the securities sold and gains realized on the call of certain securities.

Non-accrual loans
     Loans for which no periodic accrual of interest income is realized.

Non-performing assets
     When other real estate owned (OREO) is added to non-performing loans, the result is defined as non-performing assets.

Non-performing loans
     Non-performing loans are defined as all non-accrual and restructured loans, and all loans which are 90 days or more past-due but still accruing interest.

Other operating expenses
     All expenses other than interest expense and the provision for loan losses.

Other operating income
     All income other than interest income and dividend income.

Other real estate owned (OREO)
     Real estate acquired through foreclosure or in-substance foreclosure.

Parent company
     A company that owns or controls subsidiaries through the ownership of voting stock.

Purchase accounting
     An accounting method which, following an acquisition, the acquired entity is recorded at fair value. The operating results of the acquired entity are included in the acquiring entity's result from the date of the acquisition forward.

Restructured loans
     A refinanced loan in which the bank allows the borrower certain concessions that would not normally be considered. The concessions are always made in light of the borrower's financial difficulties, and the objective of the bank is to maximize recovery of the investment.

Return on average assets (ROA)
     Net income as a percentage of average total assets. A key ratio which indicates how effectively a bank holding company uses its total resources.

Return on average shareholders' equity (ROE)
     Net income as a percentage of average shareholders' equity. A key ratio which provides a measure of how efficiently equity has been employed.

Significant non-recurring income or expense  items
     A significant non-recurring income or expense item represents income or expense which is reported in the quarter in which it occurs, and is not expected to recur in future periods.

Tangible book value
     Tangible shareholders' equity divided by shares outstanding on the same date.

Tangible shareholders' equity
     Shareholders' equity less goodwill.

Tangible total assets
     Total assets less goodwill.