Form 10-K
period 1996-12-31
BANKNORTH GROUP INC /NEW/ /DE/
filed 1997-03-28
CIK 851105

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended   December 31, 1996
       Commission file number      (0-18173)


                            BANKNORTH GROUP, INC.
           (Exact name of registrant as specified in its charter)


                DELAWARE                              03-0321189
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


           300 FINANCIAL PLAZA                          05401
              P.O. BOX 5420                          (Zip Code)
           BURLINGTON, VERMONT
(Address of principal executive offices)


                                (802) 658-9959
            (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock (Par Value $1.00 per share)
                   Associated Common Share Purchase Rights

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]    No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                         [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 3, 1997, was $332,632,540.

      As of March 26, 1997, 7,826,648 shares of the registrant's common stock were issued and outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE

         The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

                             Document                                   Part
                             --------                                   ----

Annual Report to Shareholders For the Year Ended December 31, 1996      I, II
Proxy Statement for the 1997 Annual Meeting of Shareholders               III




                                                                           Page
                                                                           ----

Management's Discussion and Analysis of Financial Condition and Results
 of Operations..........................................................     1

Five Year Selected Financial Data ......................................    19

Summary of Unaudited Quarterly Financial Information....................    20

Management's Statement of Responsibility................................    21

Independent Auditors' Report............................................    22

Consolidated Statements of Income.......................................    23

Consolidated Balance Sheets.............................................    24

Consolidated Statements of Changes in Shareholders' Equity..............    25

Consolidated Statements of Cash Flows...................................    26

Notes to Consolidated Financial Statements..............................    27

Form 10-K...............................................................    48

Signatures..............................................................    53

Glossary of Terms.......................................................    54



Management's Discussion of Financial Condition and Results of Operations





      The financial review which follows focuses on the factors affecting the financial condition and results of operations of Banknorth Group, Inc. ("Banknorth," "Company" or "Corporation") during 1996 and, in summary form, the preceding two years. Net interest income and net interest margin are presented in this discussion on a fully taxable equivalent basis (f.t.e.). Balances discussed are daily averages unless otherwise described. The consolidated financial statements and related notes and the quarterly reports to shareholders for 1996 should be read in conjunction with this review. Certain amounts in years prior to 1996 have been reclassified to conform to the 1996 presentation.

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

      * the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional" and other out-of-state banking organizations as well as non-bank providers of various financial services;

      * uncertainties due to a lack of operating history of the Company's Massachusetts subsidiary;

      *     the effect of unforeseen changes in interest rates;

      * the effects of changes in the business cycle and downturns in the local, regional or national economies.

OVERVIEW

     Banknorth recorded net income of $25.4 million, or $3.30 per share, for the year ended December 31, 1996, compared to $22.4 million, or $3.29 per share, for the year ended December 31, 1995. In 1994, income before the cumulative effect of the accounting change which resulted from the adoption of Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994, was $15.9 million while net income for the year 1994 was $16.0 million.

     During the year 1996:

      * Banknorth issued 1,022,223 shares of common stock, raising $32.2 million in new equity capital, net of costs associated with the issue.

      * The Company completed the acquisition of thirteen banking offices in central and western Massachusetts, and formed First Massachusetts Bank, N.A. ("FMB"), Banknorth's first bank in Massachusetts.

      * Banknorth consolidated its bank trust departments into a new subsidiary, The Stratevest Group, N.A. ("Stratevest") to market trust and financial management services more effectively.

      * Net income per share was $3.30 as compared to $3.29 in 1995 and $2.36 in 1994.

      * The Company incurred one-time expenses related to the establishment of FMB and Stratevest, transition to a new incentive compensation plan and a data processing conversion in the ATM/debit card area totaling approximately $1.4 million, net of taxes, or $.18 per share.

      * Banknorth incurred goodwill expense of $4.7 million, or $.39 per share, net of tax, in 1996 as compared to $632 thousand and $136 thousand in 1995 and 1994, respectively.

MERGER AND ACQUISITION ACTIVITY
First Massachusetts Bank, N.A.

      On February 16, 1996, Banknorth completed the purchase of thirteen banking offices of Shawmut Bank, N.A. (the "Shawmut branches") in central and western Massachusetts. A new subsidiary, FMB, with principal offices in Worcester, Massachusetts was organized to own and operate the acquired offices.

      Under the terms of the Purchase and Assumption Agreement with Shawmut Bank, National Association (Shawmut), Banknorth paid a premium of $29.2 million, representing 5.23% on deposit liabilities assumed, including accrued interest payable, calculated based upon the average amount of deposits outstanding (including accrued interest payable) over the thirty day period ended February 13, 1996.

      At the closing, the Company assumed total liabilities with an estimated fair value of $560.3 million and acquired total assets, including loans, accrued interest receivable on such loans, certain real property, furniture, fixtures, equipment and other assets, with an estimated fair value of $405.7 million. No loans acquired were past due 90 days or more. In addition, the Company received approximately $124.1 million in cash as consideration for the net liabilities assumed.

      The transaction was accounted for under purchase accounting rules. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. Goodwill, representing the excess of cost over net assets acquired, was $32.1 million, substantially all of which is deductible for income tax purposes, and is being amortized over seven years on a straight-line basis. The results of operations for FMB are included in Banknorth's consolidated financial statements from the date of acquisition forward.

      To complete the transaction, Banknorth issued 1,022,223 shares of common stock in February, 1996. The net proceeds of $32.2 million were used to provide a portion of the initial capital of FMB and to help offset the reduction in the Company's regulatory capital ratios resulting from the acquisition.

North American Bank Corporation

      On October 14, 1994, Banknorth completed the purchase of North American Bank Corporation ("NAB") and its sole subsidiary, Farmington National Bank ("Farmington"). The acquisition was accounted for as a purchase of stock and resulted in approximately $9.3 million of goodwill. The goodwill is being amortized over fifteen years on a straight line basis. The results of operations for NAB and Farmington are included in Banknorth's consolidated financial statements from the date of acquisition forward.

      Banknorth financed the NAB transaction using a five-year credit facility from another bank. The credit agreement was re-negotiated in December, 1996, and contains certain covenants, none of which impose significant limits on management's ability to operate the Company and, therefore, are not expected to materially impact the financial condition of Banknorth.

      An important aspect of Banknorth's strategic direction is controlled, profitable growth through acquisition. The Company continues to focus its attention on possible acquisition candidates in New England and upstate New York. Minimal book value dilution, coupled with future accretion to the earnings base, are the primary criteria which must be met.

ASSET/LIABILITY MANAGEMENT

      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary earning assets with additional capacity invested in money market instruments. Earning assets were 93.26% and 93.16% of total assets at December 31, 1996 and 1995, respectively.

      Banknorth, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished through core deposit products offered within the markets served by the Company as well as through the prudent use of purchased liabilities.

      Banknorth's objectives in managing its balance sheet are to limit the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity, under prevailing and forecasted economic conditions, and to maintain an efficient and appropriate mix of core deposits, purchased liabilities and bank term debt.

Earning Assets

      Earning assets were $2.3 billion during 1996, an increase of $470.5 million, or 26.4% from 1995. Of the increase, $445.1 million resulted from the acquisition of the branches comprising FMB. Earning assets grew 1.4%, exclusive of FMB. Table A, Mix of Average Earning Assets, presents information relating to the mix of earning assets during the last three years.

TABLE A.--Mix of Average Earning Assets

                                                                                                             Percentage of
                                                            Years ended December 31,           % of      Total Earning Assets
                                                      ------------------------------------    Total    ------------------------
                                                      1996         1995         Change        Change   1996     1995     1994
                                                      -------------------------------------------------------------------------
(Dollars in thousands)

Loans, net of unearned income and unamortized loan
 fees and costs:
  Commercial, financial and agricultural              $   281,391  $   221,294  $   60,097     12.7%    12.5%    12.4%    12.4%
  Construction and land development                        21,805       20,960         845      0.2      1.0      1.2      1.3
  Commercial real estate                                  486,522      388,359      98,163     20.9     21.6     21.8     22.3
  Residential real estate                                 704,382      488,571     215,811     45.9     31.3     27.4     26.0
  Credit card receivables                                  23,707       25,465      (1,758)    (0.4)     1.0      1.4      1.5
  Lease receivables                                        57,611       38,071      19,540      4.1      2.5      2.1      1.8
  Other installment                                       155,302      146,468       8,834      1.9      6.9      8.3      8.0
                                                      ------------------------------------------------------------------------

      Total loans, net of unearned income and
       unamortized loan fees and costs                  1,730,720    1,329,188     401,532     85.3     76.8     74.6     73.3

Securities available for sale:
  U.S. Treasuries and Agencies                             88,651       41,061      47,590     10.1      4.0      2.3      4.2
  States and political subdivisions                           698           --         698      0.2       --       --       --
  Mortgage-backed securities                              272,769       81,207     191,562     40.7     12.1      4.6      8.8
  Corporate debt securities                                64,363        8,235      56,128     11.9      2.9      0.5       --
  Equity securities                                        23,354       20,059       3,295      0.7      1.0      1.1      1.0
                                                      ------------------------------------------------------------------------

      Total securities available for sale                 449,835     150,562      299,273     63.6     20.0      8.5     14.0

Investment securities:
  U.S. Treasuries and Agencies                             18,982       62,614     (43,632)    (9.2)     0.8      3.5      1.4
  States and political subdivisions                         1,414        2,196        (782)    (0.2)     0.1      0.1       --
  Mortgage-backed securities                               21,590      212,167    (190,577)   (40.5)     1.0     11.9      9.5
  Corporate debt securities                                   507        2,406      (1,899)    (0.4)      --      0.1      0.1
                                                      ------------------------------------------------------------------------

      Total investment securities                          42,493      279,383    (236,890)   (50.3)     1.9     15.6     11.0

Loans held for sale                                        14,834       12,985       1,849      0.4      0.7      0.7      1.0

Money market investments                                   14,503        9,718       4,785      1.0      0.6      0.6      0.7
                                                      ------------------------------------------------------------------------

      Total earning assets                            $ 2,252,385  $ 1,781,836  $  470,549    100.0%   100.0%   100.0%   100.0%
                                                      ========================================================================


      Loans. Total loans of $1.8 billion at December 31, 1996, were $497.2 million, or 36.8%, above year end 1995. The increase in total loans from 1995 levels is attributable to three primary factors. FMB represented approximately $420.0 million of the increase. The remaining $77.2 million increase in total loans was comprised of purchases of loans during 1996 of $38.2 million, and increases in loan originations in Vermont and New Hampshire of $39.0 million. After an initial period of loan runoff, credit activity at FMB increased significantly. Improved credit demand in all markets served resulted in increased loan originations during 1996 as compared to 1995. During 1996, management supplemented its in-market loan originations with the purchase of residential real estate loans originated by other financial institutions in an effort to increase the level of earning assets. Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of year-end, for each of the last five years.

      Commercial, financial and agricultural loans at December 31, 1996, were $300.7 million representing 16.3% of total loans. The 1996 balance, $71.9 million higher than at December 31, 1995, reflects increased lending activity in the markets served by the Company as well as the addition of the FMB portfolio. The Company offers a wide range of commercial credit products and services to its customers. These include secured and unsecured loan products specifically tailored to the credit needs of the customer, underwritten with terms and conditions reflective of portfolio risk objectives and corporate earnings requirements.

      Commercial real estate loans increased $132.8 million, or 33.3%, during 1996 to reach $531.4 million at December 31, 1996. This category is comprised primarily of mortgages on owner-occupied income producing properties or businesses. In most cases, the Company maintains complete banking relationships with these customers.

      Residential real estate loans, $737.3 million at December 31, 1996, were $259.8 million higher than at year end 1995. A significant portion of the loans acquired in establishing FMB were residential mortgages, thereby accounting for most of the increase in this loan category. Banknorth Mortgage Company ("BMC") acts as a supplier of mortgage loan assets for the banking subsidiaries, thereby allowing the banks to place assets on their balance sheet which meet desired rate and repricing characteristics. Loans originated by BMC are the primary means by which the Company replaces runoff in its portfolio which occurs through scheduled principal payments as well as loan pre-payments. Periodically, Banknorth will supplement these loan originations with purchases of residential real estate loans made by other financial institutions. In 1996, in an effort to increase earning assets, Banknorth purchased approximately $38.2 million of such loans.

      Installment loans, including credit card and lease receivables, were $249.5 million at December 31, 1996, $24.0 million, or 10.6% higher than at December 31, 1995. Lease receivables increased $23.3 million , or 49.6% over 1995 while other consumer loans increased $2.9 million, or 1.9% over year end 1995. The increase in lease volume as compared to the increase in other installment receivables is indicative of increased consumer preference towards automobile leasing over traditional financing.

      Loans held for sale. Loans designated as held for sale are primarily single-family mortgages, originated by the Company's mortgage banking subsidiary or purchased through its wholesale lending operation, awaiting sale into the secondary market or to other Banknorth subsidiaries. Loans held for sale were $12.1 million at December 31, 1996 and $19.1 million at December 31, 1995. Balances in this category vary from period to period largely due to the difference in timing between loan originations and the settlement of sales into the secondary market.

      The majority of loans originated by BMC, primarily fixed rate, are sold to the secondary market. Certain production, primarily adjustable rate, is retained by the Company to be held in its mortgage portfolio. This is accomplished by the sale of high quality loans to the banking subsidiaries. At the time of sale, the assets are moved from the held for sale category at the lower of cost or market value, and reflected as loans on the Company's consolidated financial statements. During 1996 and 1995, $44.9 million and $50.4 million, respectively, of mortgage originations were retained in such a manner by the Company's subsidiary banks.



TABLE B.--Loan Portfolio


                                                                       At December 31,
                            ------------------------------------------------------------------------------------------------------
                                   1996                 1995                 1994                 1993                 1992
                            -------------------  -------------------  -------------------  -------------------  ------------------
                            Amount      Percent  Amount      Percent  Amount      Percent  Amount      Percent  Amount     Percent
                            ------------------------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, financial and
 agricultural               $  300,730   16.3%   $  228,877   16.9%   $  201,431   15.5%   $  190,087   16.9%   $  188,201   17.2%

Real
Estate:
  Construction and land
   development                  29,364    1.6        20,587    1.5        23,042    1.8        17,959    1.6        18,562    1.7
  Commercial                   531,364   28.7       398,586   29.5       386,663   29.8       365,329   32.5       367,264   33.5
  Residential                  737,261   39.9       477,458   35.4       483,936   37.4       371,210   33.1       353,616   32.3
                            -----------------------------------------------------------------------------------------------------

      Total real estate      1,297,989   70.2       896,631   66.4       893,641   69.0       754,498   67.2       739,442   67.5
                            -----------------------------------------------------------------------------------------------------

Credit card receivables         24,563    1.3        26,867    2.0        26,174    2.0        27,134    2.4        23,279    2.1
Lease receivables               70,396    3.8        47,055    3.5        33,291    2.6        19,851    1.8        10,591    1.0
Other installment              154,554    8.4       151,623   11.2       141,534   10.9       131,646   11.7       134,138   12.2
                            -----------------------------------------------------------------------------------------------------

      Total installment        249,513   13.5       225,545   16.7       200,999   15.5       178,631   15.9       168,008   15.3
                            -----------------------------------------------------------------------------------------------------

Total loans                  1,848,232  100.0     1,351,053  100.0     1,296,071  100.0     1,123,216  100.0     1,095,651  100.0

Less: Allowance for loan
 losses                         23,520    1.3        22,095    1.6        21,437    1.7        21,363    1.9        22,099    2.0
                            -----------------------------------------------------------------------------------------------------

Net loans                   $1,824,712   98.7%   $1,328,958   98.4%   $1,274,634   98.3%   $1,101,853   98.1%   $1,073,552   98.0%
                            =====================================================================================================


TABLE C.--Maturities and Sensitivities of Loans to Changes in Interest Rates

                                                  At December 31, 1996, Maturing:
                                          ------------------------------------------------
                                                      After 1 year
                                          In 1 year    but within      After
                                           or less       5 years      5 years      Total
                                          ------------------------------------------------
(In thousands)

Commercial, financial and agricultural    $ 101,827     $ 119,126     $ 79,777   $ 300,730
Construction and land development            14,472        14,892           --      29,364
                                          ------------------------------------------------
      Total                               $ 116,299     $ 134,018     $ 79,777   $ 330,094
                                          ================================================

Predetermined interest rates              $  44,251     $  35,336     $ 26,842   $ 106,429
Floating interest rates                      72,048        98,682       52,935     223,665
                                          ------------------------------------------------
      Total                               $ 116,299     $ 134,018     $ 79,777   $ 330,094
                                          ================================================


      Securities available for sale. The portfolio is managed on a total return basis with the objective of exceeding the return that would be experienced if investing solely in U.S. Treasury instruments. This category of securities is used primarily for liquidity purposes while simultaneously producing earnings, and is managed under policy limits established for average duration, average convexity and average portfolio life.

      The designation of "available for sale" is made at the time of purchase, based upon management's intent to hold the securities for an indefinite period of time; however, these securities would be available for sale in response to changes in market interest rates, related changes in the securities prepayment risk, needs for liquidity, or changes in the availability of, and yield on alternative investments. These securities are purchased under assumptions relating to liquidity and performance characteristics, and may be sold or transferred to held-to-maturity, when these characteristics are significantly diminished by changes in economic circumstances. Sales may also occur when liquidity or other funding needs arise. On a regular basis, horizon analysis is performed on a 6--12 month time horizon to evaluate the need of re-balancing the portfolio.

      In November 1995, the Financial Accounting Standards Board ("FASB") issued a "Special Report" which granted all entities a one-time opportunity to reconsider their ability and intent to hold securities accounted for under SFAS 115 to maturity. This decision allowed entities to transfer securities from the held-to-maturity category without "tainting" their remaining held-to-maturity securities. On November 30, 1995, in response to the FASB's action, the Company reclassified certain securities having an aggregate unamortized cost of $197.1 million and an aggregate fair value of $195.3 million from "held-to-maturity" to "available for sale."

      Period end balances in securities available for sale totaled $531.3 million at December 31, 1996 as compared to $359.1 million at December 31, 1995. The 1996 balance is stated net of a fair value adjustment reflecting net unrealized losses of $3.8 million, whereas the December 1995 balance is net of a fair value adjustment reflecting net unrealized gains of $45 thousand. In 1996, the Company increased its holdings of securities available for sale by $113.9 million in order to establish an adequate portfolio at FMB. During 1996, cash flow generated by the "held-to-maturity" portfolio were re-invested in the available for sale portfolio accounting for approximately $15.5 million of the increase. During the fourth quarter of 1996, Banknorth purchased $52.0 million of various issues in order to increase the size of its earning asset portfolio. During 1995, maturities occurring in the held-to-maturity portfolio were also reinvested in the available for sale portfolio.

      Equity securities are comprised primarily of non-marketable investments in both the Federal Reserve Bank of Boston and the Federal Home Loan Bank of Boston ("FHLB"). Both investments are required for memberships.

TABLE D.--Securities Available for Sale and Investment Securities

                                                        At December 31,
                                              -----------------------------------
                                                1996         1995         1994
                                              -----------------------------------
(Dollars in thousands)

Securities available for sale:

U.S. Treasuries and Agencies                  $ 111,774    $  76,401    $  39,976
States and political subdivisions                 2,361           --           --
Mortgage-backed securities                      272,433      249,549       63,446
Corporate debt securities                       121,384       12,147        3,239
Equity securities                                27,128       20,943       18,850
Valuation reserve                                (3,811)          45       (6,957)
                                              -----------------------------------
Recorded value of securities available for
 sale                                         $ 531,269    $ 359,085    $ 118,554
                                              ===================================

Investment securities:

U.S. Treasuries and Agencies                  $  13,181    $  23,837    $  70,926
States and political subdivisions                 1,135        1,630        1,898
Mortgage-backed securities                       19,868       23,146      236,362
Corporate debt securities                            10        1,067        7,990
                                              -----------------------------------
Recorded value of investment securities       $  34,194    $  49,680    $ 317,176
                                              ===================================

Fair value of investment securities           $  34,644    $  51,087    $ 301,682
                                              ===================================

Excess (deficiency) of fair value versus
 recorded value                               $     450    $   1,407    $ (15,494)

Fair value as a % of recorded value               101.3%       102.8%        95.1%


Table E.--Investment Portfolio Maturity Distribution


                                        As of December 31, 1996
                                        -----------------------
                                        Amount      Yield (FTE)
                                        -----------------------

(Dollars in thousands)

Securities available for sale:
U.S.Treasuries and Agencies:
  Within 1 year                         $   5,967     5.15%
  1 to 5 years                            105,807     5.91
                                        ------------------
                                        $ 111,774     5.87%
                                        ==================

State and political subdivisions:
  1 to 5 years                          $   2,361     6.71%
                                        ==================

Mortgage-backed securities:
  Within 1 year                         $     430     3.45%
  1 to 5 years                            108,785     5.18
  6 to 10 years                            30,106     6.44
  Over 10 years                           133,112     6.99
                                        ------------------
                                        $ 272,433     6.20%
                                        ==================

Corporate debt securities:
  1 to 5 years                          $  44,066     5.91%
  6 to 10 years                            37,492     6.31
  Over 10 years                            39,826     6.66
                                        ------------------
                                        $ 121,384     6.28%
                                        ==================

Total securities available for sale:
  Within 1 year                         $   6,397     5.04%
  1 to 5 years                            261,019     5.61
  6 to 10 years                            67,598     6.37
  Over 10 years                           172,938     6.91
  Equity securities                        27,128     5.97
  Valuation reserve                        (3,811)      --
                                        ------------------
                                        $ 531,269     6.18%
                                        ==================

Investment securities:
U.S.Treasuries and Agencies:
  Within 1 year                         $   4,990     6.78%
  1 to 5 years                              8,191     6.68
                                        ------------------
                                        $  13,181     6.72%
                                        ==================

State and political subdivisions:
  Within 1 year                         $     325    10.57%
  1 to 5 years                                530     7.94
  Over 10 years                               280     2.63
                                        ------------------
                                        $   1,135     7.38%
                                        ==================

Mortgage-backed securities:
  Within 1 year                         $     698     7.13%
  1 to 5 years                             17,660     7.60
  6 to 10 years                             1,484     9.03
  Over 10 years                                26     7.48
                                        ------------------
                                        $  19,868     7.69%
                                        ==================

Corporate debt securities:
  6 to 10 years                         $      10     7.00%
                                        ==================

Total investment securities:
  Within 1 year                         $   6,013     7.03%
  1 to 5 years                             26,381     7.32
  6 to 10 years                             1,494     9.02
  Over 10 years                               306     3.04
                                        ------------------
                                        $  34,194     7.30%
                                        ==================


      Investment securities. The designation "investment securities" is made at the time of purchase or transfer based upon the intent and ability to hold these securities until maturity. The management of this portfolio focuses on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. Cash flow guidelines and average duration targets have been established for management of this portfolio. As of December 31, 1996, the balance of securities in this category was $34.2 million, $15.5 million below the balance at December 31, 1995. The primary cause of the reduced portfolio size was the reinvestment of maturities throughout 1996 into the available for sale portfolio. During the fourth quarter of 1995, in anticipation of the acquisition of the Shawmut branches and the formation of FMB discussed above, proceeds from securities called were used to pay down long-term advances from the FHLB rather than being reinvested in new securities.

      Table D, Securities Available for Sale and Investment Securities contains details of investment securities at December 31, 1996, 1995, and 1994.

      Money market investments. Money market investments, primarily Federal funds sold, averaged $14.5 million during 1996, an increase of $4.8 million over the average balance in 1995. As of December 31, 1996, money market investments were $101 thousand as compared to $650 thousand at December 31, 1995. Subsidiary banks with excess overnight cash positions invest such funds with other subsidiary banks that may have short-term funding needs. This internal settlement, performed prior to purchasing funds in the market, reduces funding costs and improves overall liquidity.

      Income on earning assets. The Company's income from earning assets, total interest income, was $190.6 million in 1996 on a fully tax equivalent basis, an increase of $37.3 million, or 24.3%, from the 1995 total of $153.3 million, and $65.7 million higher than in 1994. Of the increase in interest income from 1995 to 1996, $38.4 million was the result of increases in earning assets. Decreases in the yields on earning assets resulted in a decline in interest income of $1.1 million. In 1996, the average yield on total earning assets was 8.46% as compared to 8.60% in 1995 and 7.71% in 1994. The acquisition of FMB contributed to both the increase in earning assets and total interest income.

      Table F, Average Balances, Yields and Net Interest Margins and Table H, Volume and Yield Analysis, contain details of changes by category of interest income from earning assets for each of the last three years.

TABLE F.--Average Balances, Yields, and Net Interest Margins

                                                 1996                           1995                           1994
                                     -----------------------------  -----------------------------  -----------------------------
                                                 Interest  Average              Interest  Average              Interest  Average
                                      Average    Income/   Yield/    Average    Income/   Yield/    Average    Income/   Yield/
                                      Balance    Expense    Rate     Balance    Expense    Rate     Balance    Expense    Rate
                                     -------------------------------------------------------------------------------------------

(Dollars in thousands)

Earning assets:
  Money market investments           $   14,503  $    806   5.56%   $    9,718  $    562   5.78%   $   11,419  $    462   4.05%
  Securities available for sale,
   at amortized cost (Note 1)           449,835    27,474   6.11       150,562     9,255   6.15       228,103    13,066    5.73
  Loans held for sale                    14,834     1,150   7.75        12,985     1,024   7.89        15,432     1,195    7.74
  Investment securities, at
   amortized cost (Note 1)               42,493     3,037   7.15       279,383    17,439   6.24       178,524    10,607    5.94
  Loans, net of unearned income
   and unamortized loan
   fees (Notes 1,2,3)                 1,730,720   158,140   9.14     1,329,188   125,031   9.41     1,187,773    99,592    8.38
                                     ------------------------------------------------------------------------------------------

      Total earning assets            2,252,385   190,607   8.46     1,781,836   153,311   8.60     1,621,251   124,922    7.71
                                     ------------------------------------------------------------------------------------------
Cash and due from banks                  83,631                         60,441                         64,222
Allowance for loan losses               (24,142)                       (21,564)                       (20,933)
Valuation reserve for securities
 available for sale and investment
 securities                              (5,118)                        (7,461)                        (7,819)
Other assets                             98,651                         62,148                         57,093
                                     ------------------------------------------------------------------------------------------

      Total assets                   $2,405,407                     $1,875,400                     $1,713,814
                                     ==========================================================================================

Interest-bearing liabilities:
  NOW accounts & money
   market savings                    $  741,351    24,829   3.35    $  513,280    18,343   3.57    $  424,381    11,679    2.75
  Regular savings                       223,936     5,351   2.39       189,927     4,935   2.60       202,423     5,056    2.50
  Time deposits $100 thousand
   and greater                           76,194     4,266   5.60        45,658     2,481   5.43        41,157     1,704    4.14
  Time deposits under $100
   thousand                             682,587    36,172   5.30       510,433    27,330   5.35       453,112    19,352    4.27
                                     ------------------------------------------------------------------------------------------

      Total interest-bearing
       deposits                       1,724,068    70,618   4.10     1,259,298    53,089   4.22     1,121,073    37,791    3.37
  Long-term debt                         43,951     2,609   5.94        94,107     5,874   6.24       113,364     5,585    4.93
  Short-term borrowed funds             159,672     7,913   4.96       164,010     9,017   5.50       145,616     6,223    4.27
                                     ------------------------------------------------------------------------------------------

      Total interest-bearing
       liabilities                    1,927,691    81,140   4.21     1,517,415    67,980   4.48     1,380,053    49,599    3.59
                                     ------------------------------------------------------------------------------------------

Demand deposits                         264,938                        194,580                        185,676
Other liabilities                        21,499                         17,455                         17,077
Shareholders' equity                    191,279                        145,950                        131,008
                                     ------------------------------------------------------------------------------------------

Total liabilities and
 shareholders' equity                $2,405,407                     $1,875,400                     $1,713,814
                                     ==========================================================================================

Net interest income (FTE)                        $109,467                       $ 85,331                       $ 75,323
                                                 ==============================================================================

Interest rate differential                                  4.25%                          4.12%                           4.12%
                                                            ===================================================================

Net interest margin                                         4.86%                          4.79%                           4.65%
                                                            ===================================================================

Notes:

<F1>  (1)   Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal tax rate.

<F2>  (2)   Includes principal balances of non-accrual loans.

<F3>  (3)   Includes industrial revenue bonds.

Funding Sources

      Banknorth utilizes various traditional sources of funding to support its earning asset portfolios. Average total net funding increased by $485.7 million, or 29.4 %, over the average for 1995. Table G, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for each of the last two years as well as the percentage of net funding by category for 1996, 1995 and 1994.

TABLE G.--Average Sources of Funding

                                                                                               Percentage
                                         Years Ended December 31,        Change             Total Net Funding
                                         ------------------------  -------------------  -------------------------
                                            1996         1995          $         %       1996      1995     1994
                                         ------------------------------------------------------------------------

(Dollars in thousands)

Demand deposits                          $  264,938   $  194,580   $  70,358    36.2%    12.4%     11.8%    12.4%
Retail deposits:
  Regular savings                           223,936      189,927      34,009    17.9     10.5      11.6     13.5
  Time deposits under $100 thousand         682,587      510,433     172,154    33.7     31.9      30.9     30.2
  NOW accounts & money
   market savings                           741,351      513,280     228,071    44.4     34.7      31.0     28.2
                                         -----------------------------------------------------------------------

      Total retail deposits               1,647,874    1,213,640     434,234    35.8     77.1      73.5     71.9
                                         -----------------------------------------------------------------------

Total core deposits                       1,912,812    1,408,220     504,592    35.8     89.5      85.3     84.3
Less: Cash and due from banks                83,631       60,441      23,190    38.4      3.9       3.7      4.3
                                         -----------------------------------------------------------------------

      Net core deposits                   1,829,181    1,347,779     481,402    35.7     85.6      81.6     80.0
                                         -----------------------------------------------------------------------

Time deposits $100 thousand and greater      76,194       45,658      30,536    66.9      3.6       2.8      2.7
Federal funds purchased                       5,368        4,274       1,094    25.6      0.3       0.3      0.4
Securities sold under agreements to
 repurchase                                 106,918       98,586       8,332     8.5      5.0       6.0      5.6
Borrowings from U.S. Treasury                 7,730        8,486        (756)   (8.9)     0.4       0.5      0.6
Short-term notes from FHLB                   39,656       52,664     (13,008)  (24.7)     1.9       3.2      3.2
Long-term notes from FHLB                    28,736       74,712     (45,976)  (61.5)     1.2       4.4      7.2
                                         -----------------------------------------------------------------------

      Total purchased liabilities           264,602      284,380     (19,778)   (7.0)    12.4      17.2     19.7

Bank term loan                               15,215       19,395      (4,180)  (21.6)     0.7       1.2      0.3

Stock offering, net                          28,255           --      28,255   100.0      1.3        --       --
                                         -----------------------------------------------------------------------

Total net funding                        $2,137,253   $1,651,554   $ 485,699    29.4%   100.0%    100.0%   100.0%
                                         =======================================================================


      Deposits. Total core deposits increased $504.6 million over 1995 of which $439.1 million resulted from the acquisition of FMB. Retail time deposits in denominations less than $100,000 increased by $172.2 million while NOW and money market accounts increased by $228.1 million.

      Purchased liabilities. Total purchased liabilities decreased on average from $284.4 million during 1995 to $264.6 million during 1996. As of December 31, 1996, total short-term borrowings were $280.5 million as compared to $116.2 million at December 31, 1995. Short- term borrowings from the FHLB increased from $12.5 million at December 31, 1995 to $129.0 million at December 31, 1996. The increase in short-term borrowings was the result of funding needs at FMB as well as funding needs for incremental loan and securities available for sale purchases made during 1996. Banknorth had no brokered deposits during 1996 and 1995 and does not anticipate the need for such funding in the future. Long-term advances from the Federal Home Loan Bank declined on average from $74.7 million during 1995 to $28.7 million in 1996. Scheduled maturities of long-term advances were replaced with short-term advances in order to improve spreads while maintaining the Company's interest rate risk profile within established guidelines.

      Bank Term Debt. Bank term debt of $15.2 million during 1996 represents the late 1994 funding of the acquisition of NAB. As previously disclosed, Banknorth financed the transaction with a bank credit facility whose original terms were re-negotiated in December, 1996. The new terms provide improved pricing and an extension of the repayment period. The balance of $13.0 million at December 31, 1996 will be repaid over a five year period.

      Interest expense summary. Total interest expense was $81.1 million in 1996, an increase of $13.2 million, or 19.4% as compared to 1995. Increased levels of interest-bearing liabilities, a large portion of which reflect FMB, contributed $16.0 million to the increase while the decrease in rates paid reduced interest expense by $2.9 million. The cost of interest-bearing liabilities was 4.21% in 1996, a decrease of 27 basis points from 1995.

      Table F, Average Balances, Yields and Net Interest Margins and Table H, Volume and Yield Analysis, contain details of changes by category of interest expense for each of the last three years.

      Time deposits, in denominations of $100 thousand and greater, at December 31, 1996 were scheduled to mature as follows:

                                                 (in thousands)

           3 months or less                         $ 37,772
           Over 3 to 6 months                         18,908
           Over 6 to 12 months                        22,081
           Over 12 months                             12,484
                                                    --------
                 Total                              $ 91,245
                                                    ========

TABLE H.--Volume and Yield Analysis

                                               1996 vs. 1995                                    1995 vs. 1994
                             -------------------------------------------------  -------------------------------------------------
                                                  Increase       Due to                            Increase        Due to
                               1996      1995    (Decrease)  Volume     Rate      1995      1994   (Decrease)  Volume    Rate
                             ----------------------------------------------------------------------------------------------------

(In thousands)

Interest income (FTE):
  Money market investments   $    806  $    562   $   244    $   265  $   (21)  $    562  $    462   $   100   $   (98)  $   198
  Securities available for
   sale                        27,474     9,255    18,219     18,279      (60)     9,255    13,066    (3,811)   (4,769)      958
  Loans held for sale           1,150     1,024       126        144      (18)     1,024     1,195      (171)     (191)       20
  Investment securities         3,037    17,439   (14,402)   (16,960)   2,558     17,439    10,607     6,832     6,305       527
  Loans                       158,140   125,031    33,109     36,698   (3,589)   125,031    99,592    25,439    13,308    12,131
                             ---------------------------------------------------------------------------------------------------

      Total interest income   190,607   153,311    37,296     38,426   (1,130)   153,311   124,922    28,389    14,555    13,834
                             ---------------------------------------------------------------------------------------------------

Interest expense:
  NOW accounts and money
   market savings              24,829    18,343     6,486      7,615   (1,129)    18,343    11,679     6,664     3,184     3,480
  Regular savings               5,351     4,935       416        803     (387)     4,935     5,056      (121)     (323)      202
  Time deposits $100
   thousand and greater         4,266     2,481     1,785      1,707       78      2,481     1,704       777       246       531
  Time deposits under $100
   thousand                    36,172    27,330     8,842      9,097     (255)    27,330    19,352     7,978     3,084     4,894
  Long-term debt                2,609     5,874    (3,265)    (2,983)    (282)     5,874     5,585       289    (1,196)    1,485
  Short-term borrowings         7,913     9,017    (1,104)      (218)    (886)     9,017     6,223     2,794     1,003     1,791
                             ---------------------------------------------------------------------------------------------------

       Total interest
        expense                81,140    67,980    13,160     16,021   (2,861)    67,980    49,599    18,381     5,998    12,383

Net interest income (FTE)    $109,467  $ 85,331   $24,136    $22,405  $ 1,731   $ 85,331  $ 75,323   $10,008   $ 8,557   $ 1,451
                             ===================================================================================================


Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.

Net Interest Income

      Net interest income for 1996 of $109.5 million was $24.1 million, or 28.3% higher than that recognized in 1995. The yield on earning assets declined by 14 basis points in 1996 to 8.46%, while the cost of interest bearing liabilities decreased 27 basis points. Of the change in net interest income of $24.1 million, $22.4 million was due to increased volume and $1.7 million was due to changes in interest rates. The net interest margin was 4.86% in 1996, 4.79% in 1995 and 4.65% in 1994.

      Interest rates decreased during 1996, the result of which was a decrease in both the yield on earning assets and the cost of interest-bearing liabilities. During the fourth quarter of 1996, the net interest margin was 4.81%, 5 basis points below the margin for the full year of 1996. The net interest margin narrowed during the later part of 1996 as competition for quality credits and retail deposits resulted in a tighter spread between asset yields and deposit costs. A changing mix of deposits where higher cost deposits increased faster than lower cost deposits also contributed to the narrowing margin. Given this trend, management expects the net interest margin in 1997 to be lower than that experienced during 1996.

RISK MANAGEMENT

      The responsibility for balance sheet risk management oversight is the function of the Asset/Liability Committee ("ALCO"). The Corporate ALCO, chaired by the chief financial officer and composed of subsidiary presidents and other members of corporate senior management, meets on a monthly basis to review balance sheet structure, formulate strategy in light of expected economic conditions, and review performance against guidelines established to control exposure to the various types of inherent risk. Bank subsidiary ALCOs meet on a more frequent basis to implement policy, review adherence to guidelines, adjust product prices as necessary and monitor liquidity.

Credit Risk

      Credit risk is managed through a network of loan officer authorities, credit committees, loan policies and oversight from the corporate senior credit officer and subsidiary boards of directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in each loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed on each subsidiary bank's commercial loan portfolios by the independent Loan Review function.

      As a result of management's ongoing review of the loan portfolio, loans are placed in non-accrual status, either due to the delinquent status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent. Loans are generally placed in non-accrual status when principal and/or interest is 90 days overdue, except in the case of consumer loans which are generally charged off when loan principal and/or interest payments are 120 days overdue.

      Non-performing assets (NPA's). Non-performing assets include non-performing loans, which are those loans in a non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and are still accruing interest. Also included in the total non-performing assets are foreclosed real estate properties and repossessed non-real estate assets.

      On January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS 114) as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure," (SFAS 118). At that time, all of the Company's in-substance foreclosed assets were reclassified into impaired loan status as required by SFAS 114. For all prior periods presented, amounts related to in-substance foreclosures have also been reclassified. These Statements prescribe recognition criteria for loan impairment, generally related to commercial type loans and measurement methods for impaired loans.

      NPA's were $19.9 million at December 31, 1996, an increase of $4.7 million, or 31.4%, from December 31, 1995. NPA's at December 31, 1994 were $20.0 million. The NPA ratio at December 31, 1996, was 1.08% compared to 1.12% at year end 1995. Table I, Non-Performing Assets, contains the details of NPA's for the last five years.

      Non-performing loans ("NPL's") at December 31, 1996 were $19.0 million, a net increase of $5.0 million, or 35.8%, from December 31, 1995.

      The recorded investment in loans considered to be impaired under SFAS 114 totaled $8.6 million as of December 31, 1996 and $5.0 million as of December 31, 1995. The related allowances for loan losses on these impaired loans were $1.9 million and $1.1 million as of December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, there were no impaired loans which did not have an allowance for loan losses determined in accordance with SFAS 114.

      The increase in NPL's is largely in non-accrual loans and is attributable to weakening in certain large commercial and commercial real estate credits, increased delinquencies in the residential real estate portfolio and increased volume primarily related to the formation of FMB. Delinquency rates and the increase in non-accrual loans in the residential portfolio are consistent with trends seen regionally and nationally. Given the possibility of increases in interest rates, management expects that certain credits may encounter difficulty in continuing to perform under the contractual terms of their loans should rates actually increase. While this occurrence might result in increases in NPL's and subsequent chargeoffs, management does not expect it to materially affect the Company's performance in 1997.

      As of December 31, 1996, there are no other loans in the Company's portfolio that management is aware of that pose significant adverse risk to the eventual full collection of principal.

      Total other real estate owned was $921 thousand at the end of 1996, down $248 thousand from one year earlier.

TABLE I.--Non-Performing Assets


                                                                     As of December 31,
                                                  ---------------------------------------------------------
                                                    1996        1995        1994        1993         1992
                                                  ---------------------------------------------------------
(Dollars in thousands)

Loans on a non-accrual basis:
  Commercial, financial and agricultural          $  3,221    $    648    $  2,073    $   2,174    $  4,734
  Real estate:
    Construction and land development                   39         103         730          282       1,196
    Commercial                                       4,443       3,993       8,873       18,232      26,460
    Residential                                      9,290       7,625       6,092        6,819       8,532
  Credit card receivables                               --          --          --            3          12
  Other installment                                     --          --          --            1          17
                                                  ---------------------------------------------------------

      Total non-accrual                             16,993      12,369      17,768       27,511      40,951

Restructured loans:
  Commercial, financial and agricultural                --          --          --           --         255
  Real estate:
    Commercial                                         716         288         260          709         221
    Residential                                         39          85          69           46          --
  Other installment                                     10          55         141          159          16
                                                  ---------------------------------------------------------

      Total restructured                               765         428         470          914         492

Past-due 90 days or more and still accruing:
  Commercial, financial and agricultural               169          87          54           30          88
  Real estate:
    Commercial                                          --          64         270           35         628
    Residential                                         88         396         466            7         724
  Credit card receivables                              111         105         118           57          73
  Lease receivables                                     48          28          --           81          --
  Other installment                                    794         494         243          381         740
                                                  ---------------------------------------------------------

      Total past-due 90 days or more and still
       accruing                                      1,210       1,174       1,151          591       2,253
                                                  ---------------------------------------------------------

Total non-performing loans                          18,968      13,971      19,389       29,016      43,696
                                                  ---------------------------------------------------------

Other real estate owned (OREO)                         921       1,169         575        3,444       7,151
                                                  ---------------------------------------------------------

Total non-performing assets                       $ 19,889    $ 15,140    $ 19,964     $ 32,460    $ 50,847
                                                  =========================================================

Allowance for loan losses (ALL)                   $ 23,520    $ 22,095    $ 21,437     $ 21,363    $ 22,099
ALL coverage of non-performing loans                124.00%     158.15%     110.56%       73.62%      50.57%
Non-performing assets as a % of (loans & OREO)        1.08        1.12        1.54         2.88        4.61
Non-performing assets to total assets                 0.76        0.79        1.07         1.95        3.26


      Allowance and provision for loan losses. The balance of the allowance for loan losses ("allowance") has been accumulated over the years through periodic provisions and is available to absorb future losses on loans. The adequacy of the allowance is evaluated monthly based on review of all significant loans, with particular emphasis on non-performing and other loans that management believes warrant special attention. The balance of the allowance is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio given past, present and expected conditions.

      Table J, Summary of Loan Loss Experience, includes an analysis of the changes to the allowance for the past five years. Loans charged off in 1996 were $10.3 million, or .60% of average loans, an increase of $1.2 million from the $9.2 million in 1995. Recoveries in 1996 on loans previously charged off were $4.5 million as compared to $5.4 million in 1995. TABLE J.--Summary of Loan Loss Experience

                                                                         Years Ended December 31,
                                                    ------------------------------------------------------------------
                                                       1996          1995          1994          1993          1992
                                                    ------------------------------------------------------------------

(Dollars in thousands)

Loans outstanding--end of year                      $1,848,232    $1,351,053    $1,296,071    $1,123,216    $1,095,651
Average loans outstanding                           $1,730,720    $1,329,188    $1,187,773    $1,091,851    $1,125,675

Allowance for loan losses at beginning of year      $   22,095    $   21,437    $   21,363    $   22,099    $   22,096
                                                    ------------------------------------------------------------------

Allowance related to acquisitions                        1,650            --         1,608            --            --

Loans charged off:
  Commercial, financial and agricultural                (1,356)       (1,283)         (795)       (3,000)       (8,049)
  Real estate:
    Construction and land development                      (73)         (357)          (97)         (183)         (176)
    Commercial                                          (2,122)       (2,287)       (4,239)       (4,216)       (5,283)
    Residential                                         (1,772)       (1,833)       (1,441)         (792)       (1,467)
                                                    ------------------------------------------------------------------

      Total real estate                                 (3,967)       (4,477)       (5,777)       (5,191)       (6,926)

  Credit card receivables                                 (788)         (576)         (479)         (469)         (496)
  Lease receivables                                       (867)         (410)         (255)          (66)           --
  Other installment                                     (3,348)       (2,415)       (2,414)       (2,991)       (4,255)
                                                    ------------------------------------------------------------------

      Total installment                                 (5,003)       (3,401)       (3,148)       (3,526)       (4,751)

      Total loans charged off                          (10,326)       (9,161)       (9,720)      (11,717)      (19,726)
                                                    ------------------------------------------------------------------

Recoveries on loans:
  Commercial, financial and agricultural                   619         1,597         1,459         3,104         1,976
  Real estate:
    Construction and land development                       60           540           227            99           185
    Commercial                                           1,039         1,430         1,419         1,067         1,107
    Residential                                            669           302           309           268           531
                                                    ------------------------------------------------------------------

      Total real estate                                  1,768         2,272         1,955         1,434         1,823

  Credit card receivables                                  144           162           123           119           110
  Lease receivables                                        695           277           155            31            --
  Other installment                                      1,275         1,136         1,284         1,593         2,487
                                                    ------------------------------------------------------------------
      Total installment                                  2,114         1,575         1,562         1,743         2,597

      Total recoveries on loans                          4,501         5,444         4,976         6,281         6,396
                                                    ------------------------------------------------------------------

      Loans charged off, net of recoveries              (5,825)       (3,717)       (4,744)       (5,436)      (13,330)
                                                    ------------------------------------------------------------------

Provision for loan losses                                5,600         4,375         3,210         4,700        13,333
                                                    ------------------------------------------------------------------

Allowance for loan losses at end of year            $   23,520    $   22,095    $   21,437    $   21,363    $   22,099
                                                    ==================================================================

Loans charged off, net, as a % of average
 total loans                                              0.34%         0.28%         0.40%         0.50%         1.18%
Provision for loan losses as a % of average
 total loans                                              0.32          0.33          0.27          0.43          1.18
Allowance for loan losses as a % of
 year-end total loans                                     1.27          1.64          1.65          1.90          2.02


      The provision for loan losses ("provision") in 1996 was $5.6 million, or .32% of average loans. In 1995, the provision was $4.4 million, or .33% of average loans while in 1994 the provision was $3.2 million, or .27% of average loans.

      The following table presents the breakdown of the allowance by loan type at December 31, 1996 and 1995:

                                                1996                 1995
                                          -------------------  ----------------
                                                      % of                % of
                                           Amount     Loans    Amount     Loans
                                          -------------------------------------

(Dollars in thousands)

Commercial and commercial real estate     $ 15,361    1.8%    $ 14,484    2.2%
Residential real estate                      4,498    0.6        4,430    2.0
Installment                                  3,661    1.5        3,181    0.7
                                          -----------------------------------

Total allowance for loan losses           $ 23,520    1.3%    $ 22,095    1.6%
                                          ===================================

Interest Rate Risk

      Interest rate risk can be defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Interest rate risk arises naturally from the imbalance in the repricing, maturity and/or cash flow characteristics of assets and liabilities. Management's objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Company's consolidated balance sheet and off-balance sheet financial instruments.

      Interest rate risk is managed by the Corporate ALCO. Interest rate risk measurement and management techniques incorporate the repricing and cash flow attributes of balance sheet and off-balance sheet instruments as they relate to potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other analytical techniques under multiple interest rate scenarios. Interest rate risk is evaluated on a quarterly basis and reviewed by the Corporate ALCO with subsidiary risk profiles presented to the respective boards of directors.

      The Company's Asset Liability Management Policy, approved annually by the boards of directors, establishes interest rate risk limits in terms of variability of net interest income under rising, flat and decreasing rate scenarios. It is the role of the ALCO to evaluate the overall risk profile and to determine actions to maintain and achieve a posture consistent with policy guidelines.

      Certain imbalances causing interest rate risk to exceed policy limits are correctable through management of asset and liability product offerings. Depending upon the specific nature of the imbalance, it may be more efficient and less costly to utilize off-balance sheet instruments such as interest rate swaps and interest rate cap or floor agreements, among other things, to correct the imbalance. Banknorth has utilized both swaps and floors to address certain interest rate risk exposures.

      A significant portion of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point in this instance where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin. Additionally, the interest rate risk characteristics of the loans and deposits purchased with the Shawmut branches exacerbated the potential for reduced interest income under those circumstances. To protect the Company from this occurrence, at December 31, 1996, interest rate floors in the notional amount of $295 million and interest rate swaps in the notional amount of $50 million were used to mitigate the potential reduction in interest income on certain adjustable and variable rate loans.

      The aggregate cost of the interest rate floors was $2.8 million which is being amortized as an adjustment to the related loan yield on a straight-line basis over the terms of the agreements. At December 31, 1996, the unamortized balance of these interest rate floors was $2.1 million. The estimated fair value of these floors was $4.0 million as of December 31, 1996. The estimated fair value of the interest rate swap contracts was $270 thousand as of December 31, 1996.

      As of December 31, 1996, based on the various assumptions through the use of the Company's interest rate risk simulation model, the change in net interest income from the Company's flat-rate (given no changes in the December 31, 1996 interest rate levels) forecasted net interest income would not exceed 5% under any of the interest rate scenarios used in the analysis. This level of variability places the Company's interest rate risk profile within acceptable policy guidelines. The following table summarizes the percentage change from the flat-rate forecasted net interest income if rates, rather than remaining at their December 31, 1996 levels, increased or decreased 200 basis points steadily through the 24 month planning horizon:

                                 % Change from Flat-
                                    Rate Forecast
                                 --------------------
                                  Rising      Falling
                                   Rate        Rate
                                 Scenario    Scenario
                                 --------------------

     Months 1--12                  -1.86%      0.00%
     Months 13--24                 -3.45%     -2.01%
     Months 1--24                  -2.69%     -1.05%

      A tool used by some in the banking industry for measuring interest rate risk is interest rate sensitivity gap ("gap") analysis. This approach attempts to measure the difference between assets and liabilities repricing or maturing within specified time periods.

      A gap analysis has several significant limitations, which renders it less meaningful to Banknorth than the above discussed analysis. These limitations include the fact that it is a static measurement, it does not capture basis risk, and it does not capture risk that varies non-proportionally with rate movements. The selection of the beginning and ending dates of the time intervals used as gap buckets as well as the size of the time interval can mask interest rate risk. Assets and liabilities do not always have clear repricing dates and many loans and deposits reprice earlier than their contractual maturities indicate. Gap analysis is also unable to properly reflect the impact on net interest income of certain interest rate floors. Such complexities are better addressed by the Company's simulation model which, over the 24 month horizon, shows future levels of net interest income to be relatively neutral to changes in the interest rate environment as a result of the Company's active asset liability management practices.

Liquidity Risk

      Banknorth seeks to obtain favorable sources of liabilities and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the Company's ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions.

      The Company actively manages its liquidity position through target ratios established under its liquidity policy. Continual monitoring of these ratios, both historically and through forecasts under multiple interest rate scenarios, allows Banknorth to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such situations arise.

      The Company achieves its liability-based liquidity objectives in a variety of ways. Net liabilities can be classified into three basic categories for the purpose of managing liability-based liquidity: net core deposits, purchased liabilities and long-term or capital market funds. Net core deposits consist of non-interest bearing demand deposits and retail deposits, less cash and amounts due from other banks. These deposits result from relatively dependable customers and commercial banking relationships and are therefore viewed as a stable component of total required funding. Net core deposits increased from 1995 to 1996 by $481.4 million, or 35.7%. Net core deposits represented 85.6% of total funding in 1996 and 81.6% in 1995. Banknorth will continue to seek funding in the most efficient and cost effective manner as is possible. Table G reflects the components of funding over the last three years.

      Among the traditional funding instruments comprising the category of purchased liabilities are time deposits $100 thousand and greater, Federal funds purchased, securities sold under agreement to repurchase, borrowings from the United States Treasury Department Treasury, Tax and Loan accounts, and short- and long-term borrowings from the FHLB. The average balance of purchased liabilities during 1996, as reflected in Table G, was $264.6 million, $19.8 million or 7.0% lower than in 1995. Purchased liabilities represented 12.4% of total funding in 1996 as compared to 17.2% in 1995.

      The principal component of short-term borrowings is securities sold under agreement to repurchase. These borrowings generally represent short-term uninsured customer investments, which are secured by the Company's investment portfolio. During 1996, the average securities sold under agreement to repurchase were $106.9 million, as compared to $98.6 million in 1995.

      Long-term funding, primarily through the FHLB, decreased during 1996 by $46.0 million and were replaced mostly by time deposits $100 thousand and greater and securities sold under repurchase agreements.

      As previously discussed, the Company utilized financial institution borrowings pursuant to a five-year credit facility to finance the NAB acquisition. The Company's primary source of funds to pay principal and interest under this credit facility is dependent upon the continued ability of the subsidiary banks to pay dividends in an amount sufficient to service such debt.

      A secondary source of liquidity is represented by asset-based liquidity. Asset-based liquidity consists of holdings of securities available for sale and short-term money market investments that can be readily converted to cash, as well as single-family mortgage loans which qualify for secondary market sale.

Off-Balance Sheet Risk

      Commitments to extend credit. Banknorth makes contractual commitments to extend credit and extends lines of credit which are subject to the Company's credit approval and monitoring procedures. At December 31, 1996 and 1995, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $477.8 million and $341.4 million, respectively. In the opinion of management, there are no material commitments to extend credit that represent unusual risks.

      Letters of credit and stand-by letters of credit. Banknorth guarantees the obligations or performance of customers by issuing letters of credit and stand-by letters of credit to third parties. These letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing letters of credit and stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At December 31, 1996 and 1995, outstanding letters of credit and stand-by letters of credit were approximately $32.0 million and $25.2 million, respectively.

      Counterparty risk. Banknorth enters into interest rate swap and floor agreements under which the Company and the swap or floor counterparty are obligated to exchange interest payments on notional principal amounts. For swap and floor transactions, the contract or notional amount does not represent exposure to credit loss. The Company is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the swap or floor agreement. Banknorth controls counterparty risk through credit approvals, limits and monitoring procedures.

OTHER OPERATING INCOME AND EXPENSES

      Other operating income. Other operating income is a significant source of revenue for Banknorth and an important factor in the Company's results of operations. Other operating income totaled $25.3 million in 1996, $4.4 million or 21.0% higher than in 1995. The 1996 increase is due primarily to increases in service charges on deposit accounts generated by FMB, net loan transactions and reduced levels of securities losses.

      The trust function contributes the largest recurring portion of other operating income through fees generated from the performance of fiduciary services. Income from fiduciary activities totaled $7.8 million in 1996, an increase of $409 thousand, or 5.5% over 1995. In February, 1996, the Company consolidated its subsidiary banks' trust departments into a newly formed limited charter national bank, The Stratevest Group, N.A. Under this new structure the Company expects higher levels of income to result from improved marketing and sales initiatives and enhanced product offerings. Additional opportunities for the generation of trust income lie in the penetration of the Massachusetts and New Hampshire markets. Accordingly, management expects increased levels of fiduciary income in 1997.

      Service charges on deposit accounts, $6.6 million in 1996, were $1.5 million, or 29.1% above 1995 and 33.4% higher than in 1994. The acquisition of NAB provided increased levels of service charge income in 1995 while FMB contributed significantly to the increase in 1996.

      Credit card income was $3.0 million in 1996 and $2.8 million in 1995 and 1994, respectively. Targeted promotional campaigns during 1996 and 1995 were the primary reasons for the increase in income.

      On January 1, 1996, the Company adopted Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights," (SFAS 122), which amends Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities". SFAS 122 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how those rights are acquired. Additionally, SFAS 122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment, if any, be recognized through a valuation allowance.

      Loan servicing income, primarily mortgage servicing at BMC, in 1996 was $2.8 million, an increase of $144 thousand, or 5.3%, over 1995 . Offsetting loan servicing income for 1996 was $881 thousand of purchased and excess mortgage servicing rights amortization expense and $81 thousand in amortization of newly recognized originated mortgage servicing rights under SFAS 122. Loan servicing income was $2.7 million in 1995, 7.7% above that recognized in 1994. The increase from 1994 reflected growth in the servicing portfolio as well as reduced rates of amortization of purchased mortgage servicing rights and excess servicing, both due to the movement in interest rates.

      Net loan transaction income is normally generated through the origination and subsequent sale of mortgage products into the secondary mortgage market. Net loan transaction income of $1.6 million was $1.1 million higher than in 1995, directly the result of increased originations of mortgage loans to be sold into the secondary market and income recognition under SFAS 122. Included in net loan transaction income in 1996 was $869 thousand resulting from application of SFAS 122. Net loan transactions were lower in 1995 than in 1994 due to reduced levels of mortgage originations resulting from an upward movement in interest rates.

      Banknorth recognized a net gain of approximately $664 thousand on sale of certain mortgage servicing rights in 1994. The servicing rights were comprised primarily of residential mortgages and second home mortgages of customers outside Banknorth's normal market area.

      Net gains or losses from securities transactions are also included in other operating income. In 1996, the Company realized $31 thousand in net securities gains as compared to 1995 when it incurred $409 thousand in net losses and 1994 when it realized net losses in the amount of $2.2 million. The Company anticipates that it will consider sales from the securities available for sale portfolio during 1997 as it attempts to achieve its objectives in the total return management of the securities available for sale portfolio. The Company also expects that losses incurred, if any, would be recovered through yield improvement within a one to two year period.

Other Operating Expenses

      Other operating expenses were $91.2 million in 1996, $20.6 million, or 29.2% above expense levels in 1995, and $21.3 million, or 30.4% higher than in 1994. Included in 1996 total other operating expenses are those relating to FMB, both recurring and one-time, as well as one-time expenses relating to the formation of Stratevest, transition to a new incentive compensation plan and a data processing conversion in the ATM/debit card area. One-time expenses relating to these activities amounted to approximately $2.1 million before taxes resulting in an after-tax impact on net income per share of $.18. Further, the Company incurred a $250 thousand loss from a burglary at one of its subsidiary bank branches. The Company's efficiency ratio was 62.11% in 1996, down from 65.11% in 1995 and 69.76% in 1994.

      Salaries expense increased by $7.5 million, or 26.5%, over 1995. Of the increase, $4.3 million was related to the direct expense of FMB, while a significant portion of the remaining increase resulted from the increased staffing levels necessary to provided operational and other support functions to FMB. The 1995 expense of $28.3 million was $2.3 million, or 8.9% above 1994 salaries expense of $26.0 million. The increase in 1995 was directly the result of NAB.

      Included in salaries expense in 1996 is $849 thousand relating to the Banknorth Short-Term Management Incentive Compensation Plan ("Plan"). The Plan expense in 1995 was $1.2 million and $700 thousand in 1994. In 1996, performance of the Company in relationship to targets defined by the Plan, resulted in a reduced level of award to participants from that made in 1995.

      Employee benefit expense for 1996 was $8.3 million in 1996, up $1.8 million from 1995. Payroll tax expense increased by approximately $773 thousand over 1995 while insurance, pension and 401-K expenses increased $592 thousand, $211 thousand and $219 thousand, respectively. Included in the increase described above are benefit expenses related to the employees of FMB of $966 thousand in 1996.

      The formation of FMB and the increase in leased office space for necessary support functions were the primary cause of the $1.7 million increase in net occupancy expense during 1996. FMB incurred occupancy expenses in the amount of $1.0 million. Occupancy expense of $5.5 million in 1995, was $142 thousand, or 2.7% higher than 1994. Contributing to the increase in 1995 over 1994 were expenses relating to a full year of Farmington, the opening of a new branch office in Rochester, N.H. and continued efforts to comply with the Americans with Disabilities Act which requires retro-fitting certain customer contact areas.

      Equipment and software expense was $6.7 million, $5.5 million and $5.4 million in 1996, 1995 and 1994, respectively. In 1996, FMB incurred equipment and software expenses of approximately $522 thousand. The remaining portion of the increase in 1996 as compared with 1995 is due primarily to increased expenditures for furniture and equipment for the additional staff required to provide operational support to the new bank. The Company continues to invest in various technologies which allow the Company to operate more efficiently, either through reduced staff levels or avoidance of future adds to staff, and enhance service to our customer base. During 1996, the Company began implementing an image-based proof of deposit system using electronic images of checks for filing and distribution to customers. The implementation of this new system was completed at all subsidiary banks during early 1997.

      Data processing fees include payments to Banknorth's vendors of mainframe systems and site management, credit card processing, ATM transaction processing and payroll processing. Data processing fees totaled $4.6 million in 1996 and 1995, $5.0 million in 1994. Generally, these expenses are governed by contract terms relating to either volume of activity and/or changes in the consumer price index. In 1994, Banknorth re-negotiated the five-year contract under which data processing services are provided by the Company's facilities manager. As expected, the contract revisions lowered data processing expense in 1996 and 1995.

      FDIC deposit insurance and other regulatory expense in 1996 decreased $1.6 million from 1995. The Federal Deposit Insurance Corporation Improvement Act mandated a reduction in insurance rates when the Bank Insurance Fund achieved a 1.25% reserve ratio. That target was reached in May 1995, resulting in reduced premiums for the third and fourth quarters of 1995 as well as a refund of premiums for the June 1995 time period. The reduced premium level continued through 1996 reaching a fixed nominal fee paid by the subsidiary banks. For 1997, the Company is expected to pay approximately $850 thousand in increased regulatory premiums due to the legislation involving the combination of the Bank Insurance Fund and Savings Association Insurance Fund.

      Expenses relating to other real estate owned and repossessed assets declined in 1996 by $49 thousand as compared to 1995. These expenses were $471 thousand in 1996, $520 thousand in 1995 and $1.7 million in 1994. Included in this expense category in 1996 are adjustments of other real estate to estimated fair value in the amount of $176 thousand and net gains on the sale of other real estate owned in the amount of $598 thousand. Fair value adjustments in 1995 and 1994 were $241 thousand and $904 thousand, respectively, while net gains on sale in those years were $835 thousand and $1.1 million, respectively. Net expenses for the maintenance, real estate taxes and property insurance relating to these properties amounted to $802 million in 1996. Management anticipates a level of other real estate owned and repossession expenses in 1997 similar to that experienced in 1996.

      Legal and professional expenses of $3.6 million in 1996, were $866 thousand, or 31.8% higher than in 1995, and $806 thousand, or 29.0% higher than in 1994. Approximately $416 thousand of the increase in legal and professional expenses were incurred by FMB in 1996. Otherwise, legal and professional fees in 1996 increased from 1995 primarily due to expenses related to various business development initiatives.

      Printing and supplies expense in 1996 increased $1.3 million from 1995. Of the increase, $945 thousand is related to FMB. Also contributing to the increase was the expense associated with issuing new ATM and debit cards to the Company's customer base and the supplies for the new image-based proof of deposit technology. The increase of $182 thousand between 1995 and 1994 was mainly attributable to recognition of a full year of operations of NAB.

      Advertising and marketing expenses were $2.7 million in 1996, $719 thousand, or 35.4% higher than in 1995. As with other categories of expense, the primary cause of the increases from year to year is the addition of either FMB in 1996 or Farmington in 1995. Included in 1996 expenses are FMB marketing expenses of $882 thousand while included in 1995 expenses were $155 thousand related to NAB. In 1996, advertising and marketing expenditures also included the startup of Stratevest and the roll out of the new debit card program.

      Communication expenses amounted to $2.4 million in 1996, up $857 thousand from 1995. The increase was primarily due to formation of FMB and the increased volume of usage at the other subsidiary banks and 24 hour banking.

      Amortization of goodwill amounted to $4.7 million in 1996 representing approximately 10.5 months of amortization of the goodwill related to FMB and a full year of amortization of the NAB goodwill. Goodwill expense was $632 thousand in 1995 and $136 thousand in 1994.

      Other expenses totaled $11.1 million in 1996 as compared with $8.8 million in 1995 and $9.0 million in 1994. Contributing to the increase from 1995 were expenses related to directors' compensation relative to a phantom stock program, a loss of approximately $250 thousand resulting from a burglary at one of the subsidiary bank branches, and both one-time and recurring expenses at FMB.

Core Tangible Performance

      After removing the impact of the balance of goodwill and the related period amortization, as well as the impact of the significant one-time net expenses discussed previously, "core tangible" performance for 1996, 1995 and 1994 was as follows:

                                                           1996           1995          1994
                                                       -----------------------------------------

(Dollars in thousands)

Net income, as reported                                $    25,390    $    22,373    $    16,041
Adjustments, net of tax effect:
  Significant one-time net expenses/(income)                 1,443             --           (114)
  Amortization of goodwill                                   2,990            615            132
                                                       -----------------------------------------
"Core tangible income"                                 $    29,823    $    22,988    $    16,059
                                                       =========================================

Average tangible assets                                $ 2,370,825    $ 1,866,393    $ 1,711,877
Average tangible equity                                    156,697        136,943        129,071
Weighted average shares outstanding                      7,703,758      6,804,425      6,804,425

"Core tangible" return on average tangible assets             1.26%          1.23%           .94%
"Core tangible" return on average tangible equity            19.03%         16.79%         12.44%
"Core tangible" net income per share                   $      3.87    $      3.38    $      2.36

INCOME TAXES

      In 1996, Banknorth recognized tax expense of $12.0 million, as compared to $8.2 million in 1995 and $5.7 million in 1994. The increase in tax expense is primarily reflective of the improved earnings performance with income before taxes and cumulative effect of accounting changes of $37.4 million, $30.6 million and $21.6 million in 1996, 1995, and 1994, respectively. In each year, the tax expense on the Company's income was lower than tax expense at the statutory rate of 35%, due primarily to tax exempt income, tax credits and the reduction of the deferred tax asset valuation reserve.

      Activity within the committee structure of the Vermont State Legislature has the potential to result in legislation that would impose a state income tax on banks rather than the current deposit based franchise tax. If such legislation was to be enacted, the change in tax methodology could result in significantly higher tax expense in future reporting periods.

REGULATORY ENVIRONMENT

      The Financial Institutions Reform, Recovery and Enforcement Act and the Federal Deposit Insurance Corporation Improvement Act are laws enacted that have or will change various aspects of the banking industry, including regulatory oversight and reporting issues. Management does not expect these laws to have a material impact on the operations of the Company's subsidiaries.

CAPITAL RESOURCES

      Consistent with its long-term goal of operating a sound and profitable financial organization, Banknorth strives to maintain a "well capitalized" company according to regulatory standards. Historically most of the Company's capital requirements have been provided through retained earnings, as indicated in Table K, Rate of Internal Capital Generation.

      The Company (including, prior to 1989, its corporate predecessors) has historically paid regular quarterly cash dividends on its common stock. This pattern was temporarily interrupted during 1991 and 1992 when the board of directors of the Company suspended payment of the regular cash dividend to better preserve the Company's capital in the face of increasing levels of non-performing loans requiring higher provisions for loan losses. As the Company's performance recovered, payment of regular quarterly cash dividends was resumed during the first quarter of 1993 at a level of $.10 per share. The quarterly dividend was increased in 1994 to a level of $.15 per share, to $.23 per share in 1995, to $.25 per share in 1996, and most recently to $.29 per share in January of 1997.

      The Banknorth board of directors presently intends to continue the payment of regular quarterly cash dividends, equal to approximately 30% of net income, subject to adjustment from time to time, based upon the Company's earnings outlook and other relevant factors. The Company's principal source of funds to pay cash dividends are derived from dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. As part of its plan to capitalize FMB at a "well capitalized" level for regulatory purposes, the Company re-deployed accumulated capital of certain of its subsidiary banks. Because the special dividend exceeded applicable regulatory limitations, the Company obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend which exceeded such regulatory limitations. The payment of dividends by the Company in the future will require the generation of sufficient future earnings by the subsidiary banks. For further disclosures relative to dividend restrictions and regulatory requirements, refer to the notes to the consolidated financial statements.

      At December 31, 1996, Banknorth's Tier 1 capital was $173.1 million, or 9.11% of risk-adjusted assets, compared to $151.4 million and 11.22% at December 31, 1995, and $134.7 million and 10.61% at December 31, 1994. The ratio of Tier 1 capital to quarterly average adjusted assets, or leverage ratio, at December 31, 1996 was 6.91% as compared to 8.05% and 7.41% in 1995 and 1994 , respectively. Both ratios compare favorably with peer organizations and exceed all "well capitalized" regulatory requirements on a consolidated basis as well as at the subsidiary bank level.

      Table L, Capital Ratios, reveals the components of capital and the changes from 1994 through 1996.

TABLE K.--Rate of Internal Capital Generation

                                                                   1996      1995      1994       1993     1992
                                                                  -----------------------------------------------

Return on average total assets:
  Income before cumulative effect of accounting changes            1.06%     1.19%     0.93%      0.72%     0.14%
  Net income                                                       1.06      1.19      0.94       0.50      0.14
Return on average shareholders' equity:
  Income before cumulative effect of accounting changes           13.27     15.33     12.14       8.93      1.74
  Net income                                                      13.27     15.33     12.24       6.20      1.74
Average equity to average assets                                   7.95      7.78      7.64       8.05      7.85
Dividend payout                                                   30.30     27.96     25.42      34.19        --
Earnings retention rate                                           69.70     72.04     74.58      65.81    100.00
Internal capital generation rate                                   9.25     11.04      9.13       4.08      1.74

<F1> Note:  For 1996, 1995 and 1994, amounts include the effect of the fair market value adjustment on securities available for sale.

      To assist in establishing FMB as a "well capitalized" bank, and offset the reduction in maintaining the Company's regulatory capital ratios as "well capitalized" as a result of the acquisition of the Shawmut branches, Banknorth, on February 14, 1996, issued 1,022,223 shares of common stock generating $32.2 million, net of costs, of new capital.

TABLE L.--Capital Ratios

                                                                 December 31,                      % change
                                                   ----------------------------------------  --------------------
                                                                                               1996        1995
                                                                                                vs.         vs.
                                                      1996          1995          1994         1995        1994
                                                   --------------------------------------------------------------

(Dollars in thousands)

Total risk-adjusted on-balance-sheet assets        $ 1,795,825   $ 1,272,079   $ 1,215,843       41.2%       4.6%
Total risk-adjusted off-balance-sheet items            103,647        76,432        53,885       35.6       41.8
                                                   -------------------------------------------------------------

Total risk-adjusted assets                         $ 1,899,472   $ 1,348,511   $ 1,269,728       40.9        6.2
                                                   =============================================================

Total risk-adjusted assets/average total assets,
 net of fair value adjustment and goodwill (1)           75.87%        71.77%        69.90%        --         --

Total shareholders' equity                         $   206,737   $   159,936   $   135,564       29.3       18.0
Fair value adjustment (1)                                2,477           (29)        8,495   (8,641.4)    (100.3)
Other adjustments to Tier 1 capital                    (36,142)       (8,553)       (9,391)     322.6       (8.9)
                                                   -------------------------------------------------------------

Total Tier 1 capital                                   173,072       151,354       134,668       14.3       12.4
Maximum allowance for loan losses (2)                   23,520        16,921        15,940       39.0        6.2
                                                   -------------------------------------------------------------

Total capital                                      $   196,592   $   168,275   $   150,608       16.8       11.7
                                                   =============================================================

Quarterly average total assets,
 net of fair value adjustment and goodwill (1)     $ 2,503,637   $ 1,879,047   $ 1,816,503      33.2         3.4
Allowance for loan losses                               23,520        22,095        21,437       6.4         3.1

Total capital to total risk-adjusted assets              10.35%        12.48%        11.86%
Tier 1 capital to total risk-adjusted assets              9.11         11.22         10.61
Tier 1 capital to total quarterly average
 adjusted assets (Leverage)                               6.91          8.05          7.41

Notes:

<F1> (1)   The market valuation relating to securities available for sale included in shareholders' equity and total assets on the consolidated balance sheets has been excluded in the above ratios.

<F2> (2)   The maximum allowance for loan losses used in calculating total capital is the period-end allowance for loan losses or 1.25% of risk-adjusted assets prior to the allowance limitation, whichever is lower.




Five Year Selected Financial Data

                                                             1996          1995          1994          1993          1992
                                                          -------------------------------------------------------------------

(In thousands, except for share data)

STATEMENT OF INCOME:
Interest income                                           $   190,008   $   152,624   $   124,403   $   113,178   $   123,671
Interest expense                                               81,140        67,980        49,599        44,670        58,575
                                                          -------------------------------------------------------------------
  Net interest income                                         108,868        84,644        74,804        68,508        65,096
Provision for loan losses                                       5,600         4,375         3,210         4,700        13,333
                                                          -------------------------------------------------------------------
  Net interest income after provision for loan losses         103,268        80,269        71,594        63,808        51,763

Other income:
  Income from fiduciary activities                              7,835         7,426         7,227         7,455         6,988
  Service charges on depositor accounts                         6,558         5,081         4,917         5,128         4,990
  Credit card income                                            3,029         2,789         2,835         2,751         2,640
  Loan servicing income                                         2,845         2,701         2,509         2,040         1,854
  Net loan transactions                                         1,629           568         1,214         3,408         4,889
  Gain on sale of mortgage servicing rights                        --            --           664            --            --
  Net securities transactions                                      31          (409)       (2,234)        1,110            73
  All other                                                     3,376         2,754         2,839         2,865         2,253
                                                          -------------------------------------------------------------------
  Total other income                                           25,303        20,910        19,971        24,757        23,687

Other expenses:
  Salaries                                                     35,823        28,316        25,990        26,734        26,190
  Employee benefits                                             8,272         6,489         6,642         6,191         7,445
  Net occupancy expenses                                        7,193         5,487         5,345         5,027         5,096
  Equipment and software expenses                               6,661         5,519         5,407         4,981         5,320
  Data processing fees                                          4,584         4,629         5,027         4,840         4,725
  FDIC insurance and other regulatory expenses                    461         2,062         3,415         3,634         3,474
  OREO and repossession expenses                                  471           520         1,723         4,606         5,587
  Amortization of goodwill                                      4,652           632           136             5             5
  All other                                                    23,083        16,935        16,243        15,851        15,274
                                                          -------------------------------------------------------------------
  Total other expenses                                         91,200        70,589        69,928        71,869        73,116
                                                          -------------------------------------------------------------------
Income before income taxes                                     37,371        30,590        21,637        16,696         2,334
Income tax expense                                             11,981         8,217         5,734         5,235           163
                                                          -------------------------------------------------------------------
Income before cumulative effect of changes in accounting       25,390        22,373        15,903        11,461         2,171
Cumulative effect of changes in accounting                         --            --           138        (3,500)           --
                                                          -------------------------------------------------------------------
Net income                                                $    25,390   $    22,373   $    16,041   $     7,961   $     2,171
                                                          ===================================================================

AVERAGE BALANCES:
  Loans                                                   $ 1,730,720   $ 1,329,188   $ 1,187,773   $ 1,091,851   $ 1,125,675
  Loans held for sale                                          14,834        12,985        15,432        24,161        20,468
  Securities available for sale                               449,835       150,562       228,103       337,523        72,528
  Investment securities                                        42,493       279,383       178,524        23,491       238,339
  Money market investments                                     14,503         9,718        11,419         9,873        17,574
                                                          -------------------------------------------------------------------
      Total earning assets                                  2,252,385     1,781,836     1,621,251     1,486,899     1,474,584
  Other assets                                                153,022        93,564        92,563       107,289       117,324
                                                          -------------------------------------------------------------------
      Total assets                                        $ 2,405,407   $ 1,875,400   $ 1,713,814   $ 1,594,188   $ 1,591,908
                                                          ===================================================================

  Demand deposits                                         $   264,938   $   194,580   $   185,676   $   178,734   $   166,177
  Interest-bearing deposits                                 1,724,068     1,259,298     1,121,073     1,099,550     1,207,840
                                                          -------------------------------------------------------------------
      Total deposits                                        1,989,006     1,453,878     1,306,749     1,278,284     1,374,017
  Short-term borrowings                                       159,672       164,010       145,616       130,176        57,875
  Long-term debt                                               43,951        94,107       113,364        41,312        14,834
  Other liabilities                                            21,499        17,455        17,077        16,107        20,186
  Shareholders' equity                                        191,279       145,950       131,008       128,309       124,996
                                                          -------------------------------------------------------------------
      Total liabilities and shareholders' equity          $ 2,405,407   $ 1,875,400   $ 1,713,814   $ 1,594,188   $ 1,591,908
                                                          ===================================================================

Loans charged off, net of recoveries                      $     5,825   $     3,717   $     4,744   $     5,436   $    13,330
Non-performing assets, p.e.                                    19,889        15,140        19,964        32,460        50,847

SHARED DATA:
  Shares outstanding, p.e.                                  7,826,648     6,804,425     6,804,425     6,804,425     6,804,425
  Weighted average shares outstanding                       7,703,758     6,804,425     6,804,425     6,804,425     6,804,425
  Tangible book value, p.e.                               $     21.80   $     22.25   $     18.54   $     19.40   $     18.71
  Cash dividends declared                                        1.00          0.92          0.60          0.40            --

  Income before cumulative effect of account changes             3.30          3.29          2.34          1.68          0.32
  Net income                                                     3.30          3.29          2.36          1.17          0.32

  Closing price at year end                                     41.50         38.50         22.00         19.50         13.50
  Cash dividends declared as a % of net income                  30.30%        27.96%        25.42%        34.19%           --%

RATIOS:
  Return on average assets
    Before cumulative effect of accounting changes               1.06%         1.19%         0.93%         0.72%         0.14%
    Net income                                                   1.06          1.19          0.94          0.50          0.14

  Return on average shareholders' equity
    Before cumulative effect of accounting changes              13.27         15.33         12.14          8.93          1.74
    Net income                                                  13.27         15.33         12.24          6.20          1.74

  Net interest margin, fte                                       4.86          4.79          4.65          4.65          4.47
  Efficiency ratio                                              62.11         65.11         69.76         72.88         75.37
  Expense ratio                                                  2.59          2.70          2.84          2.96          2.98

  As a % of risk-adjusted assets:
    Total capital                                               10.35         12.48         11.86         12.95         12.71
    Tier 1 capital                                               9.11         11.22         10.61         11.70         11.45

  As a % of total assets:
    Tier 1 capital (regulatory leverage)                         6.91          8.05          7.41          7.96          8.19

  Tangible shareholders' equity, p.e. to tangible
   assets, p.e.                                                  6.65          7.96          6.77          7.86          8.15

  Price earnings ratio                                           12.6          11.7           9.3          16.7          42.2



Summary of Unaudited Quarterly Financial Information

                                               1996                                                   1995
                      ------------------------------------------------------ ------------------------------------------------------
                          Q4         Q3         Q2         Q1         Year       Q4         Q3         Q2         Q1         Year
                      ------------------------------------------------------ ------------------------------------------------------
(In thousands, except
  for share data)

STATEMENT OF INCOME:
Interest income       $   50,246 $   49,175 $   47,454 $   43,133 $  190,008 $   38,643 $   39,214 $   37,967 $   36,800 $  152,624
Interest expense          21,666     20,899     20,058     18,517     81,140     17,508     17,763     17,079     15,630     67,980
                      -------------------------------------------------------------------------------------------------------------
  Net interest income     28,580     28,276     27,396     24,616    108,868     21,135     21,451     20,888     21,170     84,644
Provision for loan
 losses                    1,500      1,500      1,300      1,300      5,600      1,125      1,125      1,125      1,000      4,375
                      -------------------------------------------------------------------------------------------------------------
  Net interest income
   after provision
   for loan losses        27,080     26,776     26,096     23,316    103,268     20,010     20,326     19,763     20,170     80,269
                      -------------------------------------------------------------------------------------------------------------
Other income:
  Income from fiduciary
   activities              1,750      2,084      2,005      1,996      7,835      1,835      1,879      1,890      1,822      7,426
  Service charges on
   depositor accounts      1,734      1,692      1,792      1,340      6,558      1,226      1,298      1,321      1,236      5,081
  Credit card income         938        764        728        599      3,029        842        684        665        598      2,789
Loan servicing income        701        795        670        679      2,845        679        649        655        718      2,701
  Net loan
   transactions              413        257        358        601      1,629        217        165         94         92        568
  Net securities
   transactions                7         21         --          3         31          9       (471)        46          7       (409)
  All other                  961        844        903        668      3,376        611        949        625        569      2,754
                      -------------------------------------------------------------------------------------------------------------
  Total other income       6,504      6,457      6,456      5,886     25,303      5,419      5,153      5,296      5,042     20,910

Other expenses:
  Salaries                 9,117      9,278      9,053      8,375     35,823      7,661      7,104      6,814      6,737     28,316
  Employee benefits        1,898      2,057      2,146      2,171      8,272      1,457      1,589      1,656      1,787      6,489
  Net occupancy
   expenses                1,971      1,669      1,767      1,786      7,193      1,388      1,343      1,325      1,431      5,487
  Equipment and
   software expenses       1,958      1,569      1,701      1,433      6,661      1,400      1,400      1,368      1,351      5,519
  Data processing fees     1,156      1,111      1,209      1,108      4,584      1,242      1,125      1,076      1,186      4,629
  FDIC deposit
   insurance and other
   regulatory expenses       129        134         99         99        461        234          9        905        914      2,062
  OREO and repossession
   expenses                   96        267         78         30        471        (95)       347         (9)       277        520
  Amortization of
   goodwill                1,305      1,297      1,319        731      4,652        157        157        159        159        632
  All other                5,731      5,794      5,138      6,420     23,083      4,558      4,313      4,078      3,986     16,935
                      -------------------------------------------------------------------------------------------------------------
  Total other expenses    23,361     23,176     22,510     22,153     91,200     18,002     17,387     17,372     17,828     70,589
                      -------------------------------------------------------------------------------------------------------------
Income before income
 taxes                    10,223     10,057     10,042      7,049     37,371      7,427      8,092      7,687      7,384     30,590
Income tax expense         3,190      3,244      3,248      2,299     11,981      1,596      2,266      2,213      2,142      8,217
                      -------------------------------------------------------------------------------------------------------------
Net income            $    7,033 $    6,813 $    6,794 $    4,750 $   25,390 $    5,831 $    5,826 $    5,474 $    5,242 $   22,373
                      =============================================================================================================

AVERAGE BALANCES:
  Loans               $1,838,093 $1,797,510 $1,746,552 $1,538,784 $1,730,720 $1,352,356 $1,343,177 $1,324,586 $1,295,777 $1,329,188
  Loans held for sale     12,010     14,497     15,668     17,196     14,834     16,267     15,607     10,178      9,854     12,985
  Securities available
   for sale              488,277    474,626    446,227    389,515    449,835    191,408    128,822    129,333    126,610    150,562
  Investment
   securities             35,846     40,151     45,703     48,371     42,493    216,701    301,023    310,092    316,155    279,383
  Money market
   investments             1,631      9,835     18,522     28,216     14,503     10,717     15,595      3,035      9,448      9,718
                      -------------------------------------------------------------------------------------------------------------
   Total earning
    assets             2,375,857  2,336,619  2,272,672  2,022,082  2,252,385  1,787,449  1,804,224  1,777,224  1,757,844  1,781,836
  Other assets           161,445    157,757    156,577    137,606    153,022    100,180     97,826     88,653     89,064     93,564
                      -------------------------------------------------------------------------------------------------------------
   Total assets       $2,537,302 $2,494,376 $2,429,249 $2,159,688 $2,405,407 $1,887,629 $1,902,050 $1,865,877 $1,846,908 $1,875,400
                      =============================================================================================================

  Demand deposits     $  284,835 $  272,492 $  261,437 $  227,571 $  264,938 $  205,354 $  199,122 $  186,609 $  187,790 $  194,580
  Interest-bearing
   deposits            1,779,766  1,788,238  1,768,600  1,558,369  1,724,068  1,307,950  1,266,310  1,233,929  1,227,791  1,259,298
                      -------------------------------------------------------------------------------------------------------------
   Total deposits      2,064,601  2,060,730  2,030,037  1,785,940  1,989,006  1,513,304  1,465,432  1,420,538  1,415,581  1,453,878
  Short-term
   borrowings            215,332    172,217    138,632    124,853    159,672    129,836    176,809    183,021    167,810    164,010
  Long-term debt          31,497     44,713     47,311     52,411     43,951     72,534     94,169    101,506    108,613     94,107
  Other liabilities       22,027     21,426     21,574     20,966     21,499     17,678     17,695     17,029     17,412     17,455
  Shareholders' equity   203,845    195,290    191,695    175,518    191,279    154,277    147,945    143,783    137,492    145,950
                      -------------------------------------------------------------------------------------------------------------
   Total liabilities
    and shareholders'
    equity            $2,537,302 $2,494,376 $2,429,249 $2,159,688 $2,405,407 $1,887,629 $1,902,050 $1,865,877 $1,846,908 $1,875,400
                      =============================================================================================================

Loans charged off,
 net of recoveries    $    2,264 $    1,885 $      814 $      862 $    5,825 $      440 $      622 $    1,771 $      884 $    3,717
Non-performing
 assets, p.e.             19,889     23,330     23,248     15,909     19,889     15,140     17,954     19,850     21,112     15,140

SHARE DATA:
  Shares outstanding,
   p.e.                7,826,648  7,826,648  7,826,648  7,826,648  7,826,648  6,804,425  6,804,425  6,804,425  6,804,425  6,804,425
  Weighted average
   shares outstanding  7,826,648  7,826,648  7,826,648  7,332,386  7,703,758  6,804,425  6,804,425  6,804,425  6,804,425  6,804,425
  Tangible book value,
   p.e.                  $21.80     $20.74     $19.89     $19.38     $21.80     $22.25     $21.05     $20.31     $19.42     $22.25
  Cash dividends
   declared                0.25       0.25       0.25       0.25       1.00       0.23       0.23       0.23       0.23       0.92

  Net income               0.90       0.87       0.87       0.65       3.30       0.86       0.86       0.80       0.77       3.29

  Closing price at
   quarter end            41.50      37.38      34.25      35.25      41.50      38.50      33.25      26.88      23.50      38.50
  Cash dividends
   declared as a % of
   net income             27.78%     28.74%     28.74%     38.46%     30.30%     26.74%     26.74%     28.75%     29.87%     27.96%

RATIOS:
  Return on average
   assets                  1.10%      1.09%      1.12%      0.88%      1.06%      1.23%      1.22%      1.18%      1.15%      1.19%
  Return on average
   shareholders' equity   13.73      13.88      14.25      10.88      13.27      15.00      15.62      15.27      15.46      15.33
  Net interest margin,
   fte                     4.81       4.83       4.88       4.93       4.86       4.73       4.76       4.75       4.85       4.79
  Efficiency ratio        62.36      61.34      62.07      62.73      62.11      67.13      61.92      65.45      66.01      65.11
  Expense ratio            2.59       2.54       2.59       2.66       2.59       2.79       2.48       2.70       2.85       2.70
  As a % of risk-
   adjusted assets:
   Total capital          10.35      10.45      10.37      10.32      10.35      12.48      12.14      12.18      12.12      12.48
   Tier 1 capital          9.11       9.19       9.12       9.07       9.11      11.22      10.89      10.92      10.86      11.22
  As a % of total
   assets:
   Tier 1 capital
    (regulatory
    leverage)              6.91       6.78       6.72       7.29       6.91       8.05       7.74       7.66       7.51       8.05
  Tangible shareholders'
   equity, p.e. to
   tangible assets,
   p.e.                    6.65       6.56       6.44       6.39       6.65       7.96       7.49       7.30       7.13       7.96
  Price earnings ratio
   (last twelve months)    12.6       11.5       10.6       11.1       12.6       11.7       10.1        8.8        8.5       11.7


Management's Statement of Responsibility

      The consolidated financial statements and related information in the 1996 Annual Report were prepared in conformity with generally accepted accounting principles. Management is responsible for the integrity and objectivity of the consolidated financial statements and related information. Accordingly, it maintains an extensive system of internal controls and accounting policies and procedures to provide reasonable assurance of the accountability and safeguarding of Company assets and of the accuracy of financial information. These procedures include management evaluations of asset quality and the impact of economic events, organizational arrangements that provide an appropriate division of responsibility, and a program of internal audits to evaluate independently the adequacy and application of financial and operating controls and compliance with Company policies and procedures.

      The responsibility of the Company's independent public accountants, KPMG Peat Marwick LLP, is limited to an expression of their opinion as to the fairness of the consolidated financial statements presented. Their opinion is based on an audit conducted in accordance with generally accepted auditing standards as described in the second paragraph of their report.

      The board of directors, through its Examining and Audit Committee, is responsible for ensuring that both management and the independent public accountants fulfill their respective responsibilities with regard to the consolidated financial statements. The Examining and Audit Committee, which is comprised entirely of directors who are not officers or employees of the Company, meets periodically with both management and the independent public accountants to assure that each is carrying out its responsibilities. The independent public accountants have full and free access to the Examining and Audit Committee and meet with it, with and without management being present, to discuss auditing and financial reporting matters.




William H. Chadwick            Thomas J. Pruitt              Neal E. Robinson
President & Chief Executive    Executive Vice President &    Treasurer
Officer                        Chief Financial Officer



Independent Auditors' Report

The Shareholders
Banknorth Group, Inc.

     We have audited the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banknorth Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in note 1 to the consolidated financial statements, effective January 1, 1996, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights," which requires entities to recognize as separate assets, the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. As discussed in notes 1 and 5 to the consolidated financial statements, effective January 1, 1995, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standard No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which prescribe recognition criteria for loan impairment and measurement methods for impaired loans. As discussed in note 1 to the consolidated financial statements, effective January 1, 1994, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which changed its method of accounting for certain investments in debt and equity securities.




                                                 /s/  KPMG PEAT MARWICK LLP

Albany, New York
January 24, 1997


Consolidated Statements of Income

                                                                        Years Ended December 31,
                                                                  -----------------------------------
                                                                    1996         1995         1994
                                                                  -----------------------------------
(In thousands, except for per share amounts)

Interest income:
  Interest and fees on loans                                      $ 158,734    $ 125,408    $ 100,276
  Interest on money market investments                                  806          562          462
  Interest on securities available for sale                          27,460        9,255       13,066
  Interest on investment securities                                   3,008       17,399       10,599
                                                                  -----------------------------------
      Total interest income                                         190,008      152,624      124,403
Interest expense:
  Deposits                                                           70,618       53,089       37,791
  Short-term borrowed funds                                           7,913        9,017        6,223
  Long-term debt                                                      2,609        5,874        5,585
                                                                  -----------------------------------
      Total interest expense                                         81,140       67,980       49,599
                                                                  -----------------------------------
Net interest income                                                 108,868       84,644       74,804
Less: provision for loan losses                                       5,600        4,375        3,210
                                                                  -----------------------------------

Net interest income after provision for loan losses                 103,268       80,269       71,594
                                                                  -----------------------------------
Other operating income:
 Income from fiduciary activities                                     7,835        7,426        7,227
  Service charges on depositor accounts                               6,558        5,081        4,917
  Credit card income                                                  3,029        2,789        2,835
  Loan servicing income                                               2,845        2,701        2,509
  Net loan transactions                                               1,629          568        1,214
  Gain on sale of mortgage servicing rights                              --           --          664
  Net securities transactions                                            31         (409)      (2,234)
  Other income                                                        3,376        2,754        2,839
                                                                  -----------------------------------
      Total other operating income                                   25,303       20,910       19,971

Other operating expenses:
  Salaries                                                           35,823       28,316       25,990
  Employee benefits                                                   8,272        6,489        6,642
  Net occupancy expenses                                              7,193        5,487        5,345
  Equipment and software expenses                                     6,661        5,519        5,407
  Data processing fees                                                4,584        4,629        5,027
  FDIC deposit insurance and other regulatory expenses                  461        2,062        3,415
  Other real estate owned and repossession expenses                     471          520        1,723
  Legal and professional fees                                         3,589        2,723        2,783
  Printing and supplies expenses                                      3,246        1,915        1,733
  Advertising and marketing expenses                                  2,748        2,029        1,500
  Communications expenses                                             2,354        1,497        1,192
  Amortization of goodwill                                            4,652          632          136
  Other expenses                                                     11,146        8,771        9,035
                                                                  -----------------------------------

      Total other operating expenses                                 91,200       70,589       69,928
                                                                  -----------------------------------
Income before income tax expense and cumulative effect of
 accounting change                                                   37,371       30,590       21,637
Income tax expense                                                   11,981        8,217        5,734
                                                                  -----------------------------------
Income before cumulative effect of accounting change                 25,390       22,373       15,903
Cumulative effect of change in accounting for securities
  available for sale, net of tax                                         --           --          138
                                                                  -----------------------------------
Net income                                                        $  25,390    $  22,373    $  16,041
                                                                  ===================================

Income per share before cumulative effect of accounting change    $    3.30    $    3.29    $    2.34
Net income per share                                                   3.30         3.29         2.36


See accompanying notes to consolidated financial statements.



Consolidated Balance Sheets

                                                            December 31,    December 31,
                                                                1996            1995
                                                            ----------------------------

(In thousands, except share and per share data)

ASSETS
Cash and due from banks                                     $    91,871     $    89,111
Money market investments                                            101             650
                                                            ---------------------------
  Cash and cash equivalents                                      91,972          89,761
                                                            ---------------------------

Securities available for sale, at fair value                    531,269         359,085
Loans held for sale                                              12,106          19,125
Investment securities                                            34,194          49,680

Loans                                                         1,848,232       1,351,053
  Less: Allowance for loan losses                                23,520          22,095
                                                            ---------------------------

      Net loans                                               1,824,712       1,328,958
                                                            ---------------------------

Accrued interest receivable                                      15,148          11,505
Premises, equipment and software, net                            29,448          24,917
Other real estate owned and repossessed assets                      921           1,169
Goodwill                                                         36,142           8,553
Capitalized mortgage servicing rights                             3,921           3,480
Other assets                                                     21,490          13,941
                                                            ---------------------------

Total assets                                                $ 2,601,323     $ 1,910,174
                                                            ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Demand deposits                                           $   287,598     $   228,334
  NOW accounts & money market savings                           773,870         563,192
  Regular savings                                               215,364         173,565
  Time deposits $100 thousand and greater                        91,245          59,233
  Time deposits under $100 thousand                             697,987         536,445
                                                            ---------------------------
      Total deposits                                          2,066,064       1,560,769
                                                            ---------------------------

Short-term borrowed funds:
  Federal funds purchased                                        23,305              --
  Securities sold under agreements to repurchase                116,484          95,472
  Borrowings from U.S. Treasury                                  11,672           8,241
  Borrowings from Federal Home Loan Bank of Boston              129,000          12,500
                                                            ---------------------------
      Total short-term borrowed funds                           280,461         116,213
                                                            ---------------------------

Long-term debt:
  Federal Home Loan Bank of Boston term notes                    12,923          39,197
  Bank term loan                                                 13,000          16,800
                                                            ---------------------------
      Total long-term debt                                       25,923          55,997
                                                            ---------------------------

Accrued interest payable                                          3,914           3,914
Other liabilities                                                18,224          13,345
                                                            ---------------------------

Total liabilities                                             2,394,586       1,750,238
                                                            ---------------------------

Shareholders'equity:
  Common stock, $1.00 par value; authorized 20,000,000
   shares; issued and outstanding 7,826,648 shares at
   December 31, 1996 and 6,804,425 at December 31, 1995           7,827           6,804
  Surplus                                                        87,410          56,023
  Retained earnings                                             115,130          97,978
  Unamortized employee restricted stock                          (1,153)           (898)
  Net unrealized gains (losses) on securities available
   for sale, net of tax                                          (2,477)             29

Total shareholders' equity                                      206,737         159,936
                                                            ---------------------------

Total liabilities and shareholders' equity                  $ 2,601,323     $ 1,910,174
                                                            ===========================


See accompanying notes to consolidated financial statements.



Consolidated Statements of Changes in Shareholders' Equity


                                                                         Three Years Ended December 31, 1996
                                                      --------------------------------------------------------------------------
                                                                                                          Net
                                                                                        Unearned      unrealized
                                                                                       portion of    gains (losses)
                                                                                        employee      on securites
                                                      Common               Retained    restricted    available for
                                                      Stock     Surplus    Earnings      stock      sale, net of tax     Total
                                                      --------------------------------------------------------------------------

(In thousands, except for per share amounts)

Balance, January 1, 1994                              $ 6,804   $ 55,548   $  70,373    $   (319)      $     --        $ 132,406
Income before cumulative effect of accounting change       --         --      15,903          --             --           15,903
Cumulative effect of change in accounting for
 securities available for sale, net of tax                 --         --         138          --             --              138
Net unrealized losses on securities available for
 sale, net of tax                                          --         --          --          --         (4,591)          (4,591)
Net unrealized losses on securities available for
 sale transferred to the investment portfolio, net
 of tax                                                    --         --          --          --         (3,904)          (3,904)
Cash dividends  $ .60 per share                            --         --      (4,083)         --             --           (4,083)
Issuance of employee restricted stock                      --         --          --        (247)            --             (247)
Amortization of employee restricted stock                  --        (75)         --         172             --               97
Exercise of employee stock options                         --         --        (155)         --             --             (155)
                                                      --------------------------------------------------------------------------

Balance, December 31, 1994                            $ 6,804   $ 55,473   $  82,176    $   (394)      $ (8,495)       $ 135,564
                                                      --------------------------------------------------------------------------

Net income                                                 --         --      22,373          --             --           22,373
Adjustment of securities available for sale to fair
 value, net of tax                                         --         --          --          --          4,620            4,620
Adjustment of securities available for sale
 transferred to the investment portfolio to fair
 value, net of tax                                         --         --          --          --          3,904            3,904
Cash dividends $ .92 per share                             --         --      (6,260)         --             --           (6,260)
Issuance of employee restricted stock                      --         --          --        (361)            --             (361)
Amortization of employee restricted stock                  --        550                    (143)            --              407
Exercise of employee stock options                         --         --        (311)         --             --             (311)
                                                      --------------------------------------------------------------------------

Balance, December 31, 1995                            $ 6,804   $ 56,023   $  97,978    $   (898)      $     29        $ 159,936
                                                      --------------------------------------------------------------------------

Net income                                                 --         --      25,390          --             --           25,390
Issuance of common stock, net of expenses               1,023     31,193          --          --             --           32,216
Adjustment of securities available for sale to fair
 value, net of tax                                         --         --          --          --         (2,506)          (2,506)
Cash dividends  $ 1.00 per share                           --         --      (7,827)         --             --           (7,827)
Issuance of employee restricted stock                      --         --          --        (371)            --             (371)
Amortization of employee restricted stock                  --        194          --         116             --              310
Exercise of employee stock options                         --         --        (411)         --             --             (411)
                                                      --------------------------------------------------------------------------

Balance, December 31, 1996                            $ 7,827   $ 87,410   $ 115,130    $ (1,153)      $ (2,477)       $ 206,737
                                                      ==========================================================================


See accompanying notes to consolidated financial statements.



Consolidated Statements of Cash Flows

                                                                             Years Ended December 31,
                                                                     ----------------------------------------
                                                                        1996           1995           1994
                                                                     ----------------------------------------

(In thousands)

Increase in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                         $   25,390     $   22,373     $   16,041
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization of premises, equipment and
   software                                                               4,286          4,198          4,285
  Amortization of goodwill                                                4,652            632            136
  Provision for loan losses                                               5,600          4,375          3,210
  Adjustment of other real estate owned to estimated fair value             176            241            904
  Provision for deferred tax expense (benefit)                            1,420           (181)          (278)
  Cumulative effect of a change in accounting for securities
   available for sale, net of tax                                            --             --           (138)
  Amortization of employee restricted stock                                 310            407             97
  Exercise of employee stock options                                       (411)          (311)          (155)
  Net securities transactions                                               (31)           409          2,234
  Net gain on sale of other real estate owned and repossessed assets       (598)          (835)        (1,086)
  Proceeds from sale of loans held for sale                             168,680        135,750        149,329
  Originations and purchases of loans held for resale                  (204,916)      (190,710)      (166,090)
  Net gain on sale of loans held for sale                                (1,629)          (568)        (1,214)
  Net gain on sale of mortgage servicing rights                              --             --           (664)
  Increase in interest receivable                                        (1,719)          (120)        (1,909)
  Decrease in interest payable                                             (426)          (664)          (214)
  Decrease (increase) in other assets and other intangibles              (8,076)        (4,831)         8,721
  Increase (decrease) in other liabilities                                4,703           (199)        (3,035)
                                                                     ----------------------------------------
      Total adjustments                                                 (27,979)       (52,407)        (5,867)
                                                                     ----------------------------------------
      Net cash provided by (used in) operating activities                (2,589)       (30,034)        10,174
                                                                     ----------------------------------------
Cash flows from investing activities:
  Net cash provided by (used in) acquisitions                           124,141             --         (5,007)
  Proceeds from maturity and call of securities available for sale      188,591        110,656         34,157
  Proceeds from maturity and call of investment securities               15,539         76,844         20,778
  Proceeds from sale of securities available for sale                    22,725         38,074        238,249
  Purchase of securities available for sale                            (387,368)      (185,567)      (198,654)
  Purchase of investment securities                                         (10)          (533)       (79,736)
  Proceeds from sale of OREO and repossessed assets                       3,424          2,742          7,363
  Payments received on OREO and repossessed assets                           33            331            206
  Net loans purchased                                                   (38,189)        (3,010)       (66,217)
  Net increase in loans                                                 (24,126)        (8,383)        11,552
  Capital expenditures                                                   (4,933)        (3,847)          (852)
                                                                     ----------------------------------------
      Net cash provided by (used in) investing activities              (100,173)        27,307        (38,161)
                                                                     ----------------------------------------
Cash flows from financing activities:
  Net increase (decrease) in deposits                                   (53,219)       117,302         17,595
  Net increase (decrease) in short-term borrowed funds                  164,248        (38,933)         5,792
  Issuance of common stock, net of expenses                              32,216             --             --
  Issuance of long-term debt                                                 --             --         61,500
  Payments on long-term debt                                            (30,074)       (65,592)       (36,712)
  Issuance of employee restricted stock                                    (371)          (361)          (247)
  Dividends paid                                                         (7,827)        (6,260)        (4,083)
                                                                     ----------------------------------------
      Net cash provided by  financing activities                        104,973          6,156         43,845
                                                                     ----------------------------------------
Net increase in cash and cash equivalents                                 2,211          3,429         15,858
                                                                     ----------------------------------------
Cash and cash equivalents at beginning of year                           89,761         86,332         70,474
                                                                     ----------------------------------------
Cash and cash equivalents at end of year                             $   91,972    $    89,761     $   86,332
                                                                     ========================================

Additional disclosure relative to statement of cash flows:
  Interest paid                                                      $   81,140    $    68,644     $   49,813
                                                                     ========================================
  Taxes paid                                                         $   15,539    $     8,057     $       16
                                                                     ========================================

Supplemental schedule of non-cash investing and financing
 activities:
Net transfer of loans to OREO and repossessed assets                 $    2,787    $     3,073     $    4,518
Net transfer of loans held for sale to loan status                       44,884         50,379         33,741
Investments held to maturity transferred to securities available for sale upon the adoption of Statement of Financial Accounting
 Standards No. 115                                                           --             --          9,846
Securities available for sale transferred to held to maturity                --             --        108,362
Investments held-to-maturity transferred to securities available
 for sale                                                                    --        197,103             --
Adjustment to securities available for sale to fair value, net of
 tax                                                                     (2,506)         4,620         (4,453)
Adjustment to securities available for sale transferred to
 investment portfolio to fair value, net of tax                              --          3,904         (3,904)
Fair value of assets acquired in acquisitions                           405,741             --        183,314
Fair value of liabilities assumed                                       560,340             --        164,220



See accompanying notes to consolidated financial statements.



Notes to Consolidated Financial Statements





1.    Summary of Significant Accounting Policies

      The accounting and reporting policies of Banknorth Group, Inc., a Delaware Corporation, ("Banknorth", "Company" or "Corporation"), and its subsidiaries conform, in all material respects, to generally accepted accounting principles and to general practices within the banking industry.

      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Banknorth and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

Securities

      On January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as investment securities held-to-maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value, with the net unrealized gains or losses reported, net of income taxes, as a separate component of shareholders' equity. Non-marketable equity securities are carried at cost. Gains or losses on disposition of all securities are based on the adjusted cost of the specific security sold. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on the effective interest method.

      Unrealized losses on securities which reflect a decline in value which is other than temporary, if any, are charged to income and reported under the caption "Net securities transactions" in the consolidated financial statements.

      Transfers from securities available for sale to investment securities are recorded at the securities' fair value on the date of the transfer. Any net unrealized gains or losses continue to be reported as a separate component of shareholders' equity, on a net tax basis, as long as the securities are carried in the investment security portfolio, and are amortized over the remaining life of the transferred securities as an adjustment to yield in a manner consistent with the amortization of any premium or discount.

Loans

      Loans are carried at the principal amount outstanding net of unearned income and unamortized loan fees and expenses, which are amortized under the effective interest method over the estimated lives of the loans. Nonrefundable loan origination and commitment fees and direct costs associated with originating or acquiring loans are deferred. The net deferred amount is amortized as an adjustment to the related loan yield over the contractual life of the related loans.

      Non-performing loans include non-accrual loans, restructured loans and loans which are 90 days or more past due and still accruing interest. Generally, loans are placed on non-accrual status, either due to the delinquency status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent. Except in the case of installment loans, which are generally charged off when loan principal and/or interest payments are 120 days overdue, loans are generally placed on non-accrual status when principal and/or interest is 90 days overdue. When a loan is placed on non-accrual status, all interest previously accrued in the current year but not collected is reversed against current year interest income. Interest accrued in the prior year and not collected is charged off against the allowance for loan losses. When the principal is contractually current, interest and fee income is earned on a cash basis. If ultimate repayment of principal is not expected or management judges it to be prudent, any payment received on a non-accrual loan is applied to principal until ultimate repayment becomes expected. Loans are removed from non-accrual status when they become current as to principal and interest or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest.

      As of January 1, 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," (SFAS No. 114). SFAS No. 114 was amended by Statement of Financial Accounting Standard No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures," (SFAS No. 118). A loan is considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, or the loan is restructured in a troubled debt restructuring subsequent to January 1, 1995. These Statements prescribe recognition criteria for loan impairment, generally related to commercial type loans and measurement methods for impaired loans. Impaired loans are included in non-performing loans, generally as non-accrual commercial type loans, commercial type loans past due 90 days or more and still accruing interest, and all loans restructured in a troubled debt restructuring subsequent to January 1, 1995.

      The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent. The Company considers estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

      The adoption of SFAS Nos. 114 and 118 did not have a significant effect on the Company's consolidated financial statements.

Allowance for Loan Losses

      The allowance for loan losses is maintained at a level estimated by management to provide adequately for losses inherent in the loan portfolio. The quality and collectibility of the loans are reviewed monthly and graded by the applicable subsidiary loan officers. A continuous review of loan quality and accuracy of grading is conducted independently by the Company's loan review function. The adequacy of the allowance is monitored monthly and is based on the grading and continuing review of individual loans, the present and expected level of non-accrual loans, delinquency levels, past loss experience and economic conditions which may affect the borrowers' ability to repay their loans. As a result of the test of adequacy, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses.

      Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance for loan losses may be necessary based on changes in economic conditions or changes in the value of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments about information available to them at the time of their examination which may not be currently available to management.

Mortgage Banking

      Loan servicing revenues and expenses are recognized when service fees are earned and expenses are incurred. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Such gains or losses are increased or decreased by the amount of originated mortgage servicing rights and excess service fees receivable recorded. Net deferred origination fees and costs are recognized at the time of sale in the gain or loss determination. The mortgage loans being serviced are not included in these consolidated financial statements as they are not assets of the Company. Mortgage loans held for sale are stated at the lower of aggregate cost or aggregate fair value as determined by outstanding commitments from investors or current market prices for loans with no sale commitments.

      In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122), which amends Statement of Financial Accounting Standard No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS No. 122 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment, if any, be recognized through a valuation allowance. The Company adopted SFAS No. 122 in the first quarter of 1996.

      The Company purchases mortgage servicing rights separately or it may acquire mortgage servicing rights by purchasing or originating mortgage loans and selling those loans with servicing rights retained. Generally, purchased mortgage servicing rights are capitalized at the cost to acquire the rights and are carried at the lower of cost, net of accumulated amortization, or fair value. Originated mortgage servicing rights are capitalized based on the allocated cost of the servicing rights, derived from a relative fair value calculation, and are recorded at the lower of the capitalized amount, net of accumulated amortization, or fair value. Mortgage servicing rights are amortized into servicing fee income in proportion to, and over the period of, estimated net servicing income.

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

      SFAS No. 122 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount and current estimated fair value of the servicing rights. In determining impairment, the Company aggregates all mortgage servicing rights, including those capitalized prior to adoption of SFAS No. 122, and stratifies them based on the predominant risk characteristics of loan type and interest rate. A valuation allowance is established for any excess of amortized cost over the current fair value, by risk stratification, by a charge to income. At December 31, 1996, no allowance for impairment in the Company's capitalized mortgage servicing rights was necessary.

Premises, Equipment and Software

      Premises, equipment and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on straight-line and various accelerated methods over the estimated useful lives of the assets ranging from 3 years to 30 years. Leasehold improvements are amortized over the shorter of the terms of the related leases or the useful lives of the assets.

Other Real Estate Owned

      Other real estate owned includes both formally foreclosed and in-substance foreclosed real properties. In-substance foreclosed properties are those properties which the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

      Other real estate owned is recorded at the fair value of the asset acquired less estimated costs to sell. At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan value over the fair market value of the asset received, less estimated cost to sell, is charged to the allowance for loan losses. Subsequent declines in the value of such assets and net operating expenses of such assets are charged directly to other operating expenses.

Goodwill

      Goodwill represents the excess of purchase price over the fair value of net assets acquired for transactions accounted for using purchase accounting. The goodwill is being amortized using the straight-line method over the estimated period of benefit, not to exceed fifteen years.

Trust Assets

      Assets held in fiduciary or agency capacities for customers of Banknorth's trust subsidiary are not included in the accompanying consolidated balance sheets since such assets are not assets of the subsidiaries.

Pension Costs

      The Company maintains a noncontributory, defined benefit retirement and pension plan covering substantially all employees. Pension costs, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses.

Stock Option Plan

      The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted Standard of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock-based awards made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      The Company's policy is that deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In considering if it is more likely than not that some or all of the deferred tax assets will not be realized, the Company considers temporary taxable differences, historical taxes and estimates of future taxable income.

Per Share Amounts

      Net income per share is calculated by dividing net income by the weighted average number of shares outstanding during the period, retroactively adjusted to give effect to the declaration of stock dividend, stock splits and pooling of interests, if any. The weighted average number of shares outstanding were 7,703,758 for the year ended December 31, 1996 and 6,804,425 in each of the years ended December 31, 1995 and 1994. The effect of the outstanding stock option awards is not material to the calculation of net income per share.

Cash and Cash Equivalents

      Banknorth includes cash, due from banks, Federal funds sold and all highly liquid debt instruments with original maturities of three months or less, if any, as Cash and Cash Equivalents for the consolidated statements of cash flows.

Interest-Related Contracts

      The Company and its subsidiaries use interest rate swap and floor contracts as part of asset/liability management. These contracts are designated and are effective as hedges of existing risk positions. Gains and losses, if any, are deferred as an adjustment to the carrying value of the hedged item and recognized as an adjustment to the yield of the hedged item for the remaining life of the original swap and floor agreement.

Other Financial Instruments

      The Company is a party to certain financial instruments with off-balance sheet risk such as commitments to extend credit, unused lines of credit, letters of credit, standby letters of credit, as well as certain mortgage loans sold to investors with recourse. The Company's policy is to record such instruments when funded.

Transfer and Servicing of Financial Assets and Extinguishments of Liabilities

      In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No.
125). SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and will supersede SFAS No. 122, which is discussed above. Certain aspects of SFAS No. 125 were amended by Statement of Financial Accounting Standard No. 127, "Deferral of the Effective Date of Certain Provision of FASB Statement No. 125." Management believes the adoption of SFAS No. 125, as amended, will not have a material impact on the Company's consolidated financial statements.

Reclassification

      Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

2.    Acquisitions

First Massachusetts Bank, N.A.

      On February 16, 1996, Banknorth completed the purchase of thirteen banking offices of Shawmut Bank, N.A. ("Shawmut"). A new subsidiary, First Massachusetts Bank, N.A. ("FMB" or "First Massachusetts"), with principal offices in Worcester, Massachusetts, was organized to own and operate the acquired offices.

      Under the terms of the Purchase and Assumption Agreement with Shawmut, Banknorth paid a premium of $29.2 million, representing 5.23% of deposit liabilities assumed, including accrued interest payable, calculated based upon the average amount of deposits outstanding (including accrued interest payable) over the thirty day period ended February 13, 1996.

      At the closing, the Company assumed total liabilities with an estimated fair value of $560.3 million and acquired total assets, including loans, accrued interest receivable on such loans, certain real property, furniture, fixtures, equipment and other assets, with an estimated fair value of $405.7 million. No loans acquired were past due 90 days or more. In addition, the Company received approximately $124.1 million in cash as consideration for the net liabilities assumed.

      The acquisition was accounted for using purchase accounting in accordance with Accounting Principal Board Opinion No. 16, "Business Combinations" (APB No. 16). Under this method of accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values, net of applicable income tax effects. Goodwill, representing the excess of cost over net assets acquired, was $32.1 million and is being amortized over seven years on a straight-line basis. The results of operations for First Massachusetts are included in Banknorth's consolidated financial statements from the date of acquisition forward.

      To complete the transaction, Banknorth issued 1,022,223 shares of common stock in February 1996. The net proceeds of $32.2 million were used to provide a portion of the initial capital of First Massachusetts and to help offset the reduction in the Company's regulatory capital ratios resulting from the acquisition.

North American Bank Corporation

      On October 14, 1994, the Company acquired, for approximately $19.1 million in cash, the outstanding capital stock of North American Bank Corporation (NAB), a New Hampshire corporation and registered bank holding company. NAB's sole subsidiary is the Farmington National Bank, based in Farmington, New Hampshire, which operated banking offices in Farmington, Wolfeboro, and Alton, and a limited service facility in Melvin Village.

      The acquisition was accounted for using purchase accounting rules. The acquisition of NAB resulted in approximately $9.3 million of goodwill. The goodwill is being amortized to expense using the straight line method over a period of fifteen years. The results of operations for NAB are included in Banknorth's consolidated financial statements from the date of acquisition forward.

3.    Securities Available for Sale

      In November 1995, the Financial Accounting Standards Board released its Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Special Report contained, among other things, a unique provision that allowed entities to, as of one date either concurrent with the initial adoption of the Special Report (November 15, 1995), but no later than December 31, 1995, reassess the appropriateness of the classifications of all securities held at that time. On November 30, 1995, the Company transferred certain securities with amortized costs totaling approximately $197.1 million and fair values totaling approximately $195.3 million from the "held-to-maturity" classification to the "available for sale" classification.

      The amortized cost and estimated fair values of the securities available for sale are as follows:

                                                      At December 31, 1996
                                        -----------------------------------------------
                                                      Gross        Gross      Estimated
                                        Amortized   Unrealized   Unrealized     Fair
                                          Cost        Gains        Losses       Value
                                        -----------------------------------------------
                                                        (In thousands)

U.S. Treasuries and Agencies            $ 111,774    $   213      $   956     $ 111,031
States and political subdivisions           2,361         15            1         2,375
Mortgage-backed securities                272,433        914        3,777       269,570
Corporate debt securities                 121,384        210          610       120,984
                                        -----------------------------------------------
Total debt securities                     507,952      1,352        5,344       503,960
Equity securities                          27,128        181           --        27,309
                                        -----------------------------------------------
Total securities available for sale     $ 535,080    $ 1,533      $ 5,344     $ 531,269
                                        ===============================================


                                                      At December 31, 1995
                                        -----------------------------------------------
                                                      Gross        Gross      Estimated
                                        Amortized   Unrealized   Unrealized     Fair
                                          Cost        Gains        Losses       Value
                                        -----------------------------------------------
                                                        (In thousands)

U.S. Treasuries and Agencies            $  76,401    $   112      $   125     $  76,388
Mortgage-backed securities                249,549      2,032        2,284       249,297
Corporate debt securities                  12,147        210           --        12,357
                                        -----------------------------------------------
Total debt securities                     338,097      2,354        2,409       338,042
Equity securities                          20,943        100           --        21,043
                                        -----------------------------------------------
Total securities available for sale     $ 359,040    $ 2,454      $ 2,409     $ 359,085
                                        ===============================================


      Included in equity securities are certain non-marketable equity securities amounting to $27.0 million and $20.8 million at December 31, 1996, and 1995, respectively, consisting of Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston equity securities. Both investments are required for membership. Non-marketable equity securities are carried at cost.

      The following table sets forth information with regard to contractual maturities of debt securities available for sale as of December 31, 1996:


                                              Estimated
                                              Amortized      Fair
Total Debt Securities                           Cost         Value
--------------------------------------------------------------------
                                              (In thousands)

Within one year                               $   6,397    $   6,371
From one to five years                          261,019      257,764
From five to ten years                           67,598       67,274
After ten years                                 172,938      172,551
                                              ----------------------
Total debt securities available for sale      $ 507,952    $ 503,960
                                              ======================


      The following table sets forth information with regard to sales transactions of securities available for sale:

                                           For the years ended December 31,
                                           ---------------------------------
                                             1996        1995        1994
                                           ---------------------------------
                                                     (In thousands)

Proceeds from sale of:
  Debt securities                          $ 22,725    $ 38,074    $ 238,249

Gross realized gains from sale of:
  Debt securities                          $     12    $    122    $     699

Gross realized losses from sale of:
  Debt securities                          $     25    $    531    $   2,933

      Securities available for sale with an amortized cost of approximately $241.7 million and $179.9 million at December 31, 1996, and 1995, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required by law.

4.    Investment Securities

      The amortized cost and estimated fair values of the investment securities portfolio are as follows:


                                                    At December 31, 1996
                                       ----------------------------------------------
                                         Gross       Gross      Estimated
                                       Amortized   Unrealized   Unrealized    Fair
                                         Cost        Gains        Losses      Value
                                       ----------------------------------------------
                                                        (In thousands)

U.S. Treasuries and Agencies           $ 13,181     $   181        $  4      $ 13,358
States and political subdivisions         1,135          40          --         1,175
Mortgage-backed securities               19,868         253          20        20,101
Corporate debt securities                    10          --          --            10
                                       ----------------------------------------------
Total investment securities            $ 34,194     $   474        $ 24      $ 34,644
                                       ==============================================


                                                     At December 31, 1995
                                       -----------------------------------------------
                                                     Gross        Gross      Estimated
                                       Amortized   Unrealized   Unrealized     Fair
                                         Cost        Gains        Losses       Value
                                       -----------------------------------------------
                                                       (In thousands)

U.S. Treasuries and Agencies           $ 23,837     $   500        $ --      $ 24,337
States and political subdivisions         1,630          44          --         1,674
Mortgage-backed securities               23,146         855          --        24,001
Corporate debt securities                 1,067           8          --         1,075
                                       ----------------------------------------------
Total investment securities            $ 49,680     $ 1,407        $ --      $ 51,087
                                       ==============================================


      The following table sets forth information with regard to contractual maturities of debt securities as of December 31, 1996:


                                            Estimated
                               Amortized      Fair
Total Debt Securities            Cost         Value
-----------------------------------------------------
                                    (In thousands)

Within one year                $  6,013     $  6,046
From one to five years           26,381       26,673
From five to ten years            1,494        1,600
After ten years                     306          325
                               ---------------------
Total debt securities          $ 34,194     $ 34,644
                               =====================


      There were no sales of investment securities in 1996, 1995 or 1994. During 1996, investment securities with an amortized cost of $783 thousand were called resulting in a gain of $44 thousand. Investment securities with a book value of approximately $11.5 million and $21.7 million at December 31, 1996 and December 31, 1995, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required by law.

5.    Loans and Allowance for Loan Losses

      A summary of loans by category is as follows:


                                                                         At December 31,
                                                                   --------------------------
                                                                      1996           1995
                                                                   --------------------------
                                                                         (In thousands)

Commercial, financial and agricultural, net of unamortized loan
 fees of $402 thousand in 1996 and $173 thousand in 1995           $   300,730    $   228,877
Real estate, net of unamortized loan cost of $ 244 thousand in
 1996 and net of unamortized loan fees of $102 thousand in 1995:
  Residential (1-4 family)                                             737,261        477,458
  Commercial                                                           531,364        398,586
  Construction and land development                                     29,364         20,587
                                                                   --------------------------
      Total real estate                                              1,297,989        896,631
                                                                   --------------------------
Credit card receivables                                                 24,563         26,867
Lease receivables, net of unearned discount of $10.2 million
 in 1996 and $6.6 million in 1995                                       70,396         47,055
Other installment, including deferred costs of $3.0 million in
 1996 and $3.8 million in 1995                                         154,554        151,623
                                                                   --------------------------
   Total installment                                                   249,513        225,545
                                                                   --------------------------
      Total loans                                                    1,848,232      1,351,053
   Less:  Allowance for loan losses                                     23,520         22,095
                                                                   --------------------------
Net loans                                                          $ 1,824,712    $ 1,328,958
                                                                   ==========================


      At December 31, 1996 and 1995, loans to executive officers, directors and to associates of such persons aggregated $46.7 million and $49.7 million, respectively. During 1996, new loans of $79.6 million were made, and repayment of loans totaled $82.6 million. In the opinion of management, such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

      Banknorth primarily grants loans throughout the States of Vermont, Massachusetts and New Hampshire. Although the loan portfolio is diversified, a substantial portion of its debtors' ability to repay is dependent upon the economic conditions existing in these States. Adverse trends in the real estate market in Vermont, Massachusetts or New Hampshire could also negatively affect the Company's collateral position.

      As of December 31, 1996 and 1995, one to four family first mortgage loans with an approximate book value of $189.2 million and $68.9 million, respectively, were pledged to secure borrowings from the Federal Home Loan Bank of Boston.

Non-performing Loans:

      The following table sets forth the information with regard to non-performing loans:


                                                    At December 31,
                                             ------------------------------
                                               1996       1995       1994
                                             ------------------------------
                                                     (In thousands)

Loans in non-accrual status                  $ 16,993   $ 12,369   $ 17,768
Loans contractually past due 90 days or
 more and still accruing interest               1,210      1,174      1,151
Restructured loans                                765        428        470
                                             ------------------------------
   Total non-performing loans                $ 18,968   $ 13,971   $ 19,389
                                             ==============================


      Accumulated interest on non-performing loans of $772 thousand, $774 thousand, and $1.1 million, was not recognized as income in 1996, 1995 and 1994, respectively. Approximately $1.0 million, $913 thousand, and $705 thousand of interest on restructured and non-accrual loans was collected and recognized as income in 1996, 1995, and 1994, respectively.

      Transactions in the allowance for loan losses are summarized as follows:


                                                      For the years ended
                                                --------------------------------
                                                  1996        1995        1994
                                                --------------------------------
                                                         (In thousands)

Balance at beginning of year                    $ 22,095    $ 21,437    $ 21,363
Allowance related to acquisitions                  1,650          --       1,608
Provision for loan losses                          5,600       4,375       3,210
Loans charged off                                (10,326)     (9,161)     (9,720)
Recoveries on loans previously charged off         4,501       5,444       4,976
                                                --------------------------------
Balance at end of year                          $ 23,520    $ 22,095    $ 21,437
                                                ================================


      Impaired loans are included in non-performing loans, generally as non-accrual commercial type loans, commercial type loans past due 90 days or more and still accruing interest and all loans restructured in a troubled debt restructuring subsequent to the adoption of SFAS No. 114. Since January 1, 1995, loans totaling $765 thousand were restructured and are considered to be impaired.

      At December 31, 1996 and 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $8.6 million and $5.0 million, respectively, for which the related allowance for loan losses is $1.9 million and $1.1 million, respectively. As of December 31, 1996 and 1995, there were no impaired loans which did not have an allowance for loan losses determined in accordance with SFAS No. 114. The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995 was approximately $8.7 million and $10.2 million, respectively. During 1996, the Company recognized interest income on those impaired loans of $492 thousand, which included $488 thousand of interest income recognized using the cash basis method of income recognition. During 1995, the Company recognized interest income on those impaired loans of $250 thousand, which included $228 thousand of interest income recognized using the cash basis method of income recognition.

6.    Mortgage Servicing Rights

      The following table is a summary of activity for mortgage servicing rights purchased ("Purchased"), originated ("Originated") and excess servicing fees receivable ("Excess") for the years ended December 31, 1996 and 1995:

                                    Purchased   Originated   Excess    Total
                                    -----------------------------------------
                                                 (In thousands)

Balance at January 1, 1995           $ 3,184      $  --      $ 232    $ 3,416
Additions                                813         --          9        822
Amortization                            (686)        --        (72)      (758)
                                     ----------------------------------------
Balance at December 31, 1995         $ 3,311      $  --      $ 169    $ 3,480
Additions                                520        869         14      1,403
Amortization                            (848)       (81)       (33)      (962)
                                     ----------------------------------------
Balance as of December 31, 1996      $ 2,983      $ 788      $ 150    $ 3,921
                                     ========================================

      The Company adopted SFAS No. 122 in the first quarter of 1996. The result of adoption was to capitalize $869 thousand in mortgage servicing rights and increase the gains or decrease the losses on the sale of these loans originated in the year ended December 31, 1996. The estimated fair value of the Company's capitalized mortgage servicing rights was $5.6 million at December 31, 1996.

      The mortgage servicing rights as of December 31, 1996 relate to approximately $537.5 million of mortgage loans serviced for third parties. In addition, as of December 31, 1996, the Company services approximately $469.7 million of mortgage loans for third parties for which there is no capitalized servicing asset on the Company's consolidated financial statements.

7.    Premises, Equipment and Software

      A summary of premises, equipment and software is as follows:

                                                      At December 31,
                                                    -------------------
                                                      1996       1995
                                                    -------------------
                                                      (In thousands)

Land and land improvements                          $  3,566   $  2,460
Buildings and improvements                            31,428     27,951
Equipment, fixtures and software                      36,737     33,230
                                                    -------------------
   Total                                              71,731     63,641
Less:  Accumulated depreciation and amortization      42,283     38,724
                                                    -------------------
Premises, equipment and software, net               $ 29,448   $ 24,917
                                                    ===================

      Depreciation and amortization expense was approximately $4.3 million for the year ended December 31, 1996, approximately $4.2 million for the year ended December 31, 1995, and approximately $4.3 million for the year ended December 31, 1994.

      Certain premises, equipment and software are leased under non-cancelable operating leases expiring periodically through the year 2027. Some of these leases contain one or more renewal options. Current non-cancelable operating leases generally require payment of real estate taxes and/or property maintenance fees in excess of specified minimum rental payments.

      Rental expense for premises, equipment and software was approximately $2.9 million in 1996, $1.7 million in 1995 and $1.6 million in 1994. Required minimum annual rental payments on non-cancelable operating leases with original terms of one year or more consisted of the following at December 31, 1996:

                                (In thousands)

              1997                 $  2,519
              1998                    2,179
              1999                    1,434
              2000                    1,156
              2001                    1,004
              Thereafter              5,587
                                   --------
              Total                $ 13,879
                                   ========

8.    Other Real Estate Owned and Repossessed Assets

      Other real estate owned (OREO) and repossessed assets consist of the following:


                                    At December 31,
                                    ----------------
                                     1996     1995
                                    ----------------
                                     (In thousands)

Other real estate owned
  Commercial                        $ 308    $   495
  Condominium                          13         70
  Apartment                            --         60
  Land                                 37         97
  Single family residential           563        447
                                    ----------------
                                    $ 921    $ 1,169
                                    ================

      OREO and repossessed assets transactions during 1996, 1995 and 1994 are summarized as follows:


                                                         1996       1995       1994
                                                       -----------------------------
                                                              (In thousands)

Balance at beginning of year                           $ 1,169    $   575    $ 3,444
Net transfer of loans to OREO and repossessed assets     2,787      3,073      4,518
Write down of OREO and repossessed assets                 (265)      (241)      (904)
Proceeds from sale of OREO and repossessed assets       (3,424)    (2,742)    (7,363)
Payments received on OREO and repossessed assets           (33)      (331)      (206)
Deferred gain on sale of OREO                               89         --         --
Net gain on sale of OREO and repossessed assets            598        835      1,086
                                                       -----------------------------
Balance at end of year                                 $   921    $ 1,169    $   575
                                                       =============================

9.    Deposits

      A summary of depositors' balances is as follows:


                                                       December 31,   December 31,
                                                           1996           1995
                                                       ---------------------------
                                                             (In thousands)

Demand deposits, NOW accounts & money market savings   $ 1,061,468    $   791,526
Regular savings                                            215,364        173,565
Time deposits                                              789,232        595,678
                                                       --------------------------
Total deposits                                         $ 2,066,064    $ 1,560,769
                                                       ==========================


      The approximate amount of contractual maturities of time deposits for the years subsequent to December 31, 1996, is as follows:

                               (In thousands)

           1997                  $ 587,284
           1998                    135,849
           1999                     35,442
           2000                     19,673
           2001                      9,830
           Thereafter                1,154
                                 ---------
           Total deposits        $ 789,232
                                 =========

10.   Short-Term Borrowed Funds

      As of December 31, 1996 and 1995, the Company had unused lines of credit amounting to approximately $96.8 million and $105.5 million, respectively, which are available primarily for overnight purchases of Federal funds from correspondent banks primarily on an as-available basis. Interest rates on Federal funds borrowings are determined by the federal funds market. In addition, as of December 31, 1996 and 1995, the Company had unused lines of credit with the Federal Home Loan Bank of Boston amounting to $317.3 million, and $234.1 million, respectively. Interest rates on Federal Home Loan Bank borrowings, determined by the Federal Home Loan Bank, are generally priced above the Federal funds rate for overnight borrowings.

      The Company enters into sales of securities under short term, usually overnight, fixed coupon, repurchase agreements. Such agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities on the Company's consolidated balance sheets. During the period of such agreements, the underlying securities are transferred to a third party custodian's account that explicitly recognizes the Company's interest in the securities.

      The following table presents the detail of Banknorth's short-term borrowed funds and weighted average interest rates thereon for each of the last three years:

                                                               Securities
                                                   Federal     Sold under      Borrowings     Borrowings
                                                    Funds     Agreements to       from        from FHLB
                                                  Purchased    Repurchase     U.S. Treasury   of Boston
                                                  ------------------------------------------------------
                                                                  (Dollars in thousands)

1996:
Ending balance                                    $ 23,305      $ 116,484       $ 11,672      $ 129,000
Average amount outstanding                           5,368        106,918          7,730         39,656
Maximum amount outstanding at any month end         27,700        117,214         22,531        129,000
Weighted average interest:
  During year                                         5.78%          4.66%          5.10%          5.61%
  End of year                                         7.74           4.48           5.16           5.47

1995:
Ending balance                                    $     --      $  95,472       $  8,241      $  12,500
Average amount outstanding                           4,274         98,586          8,486         52,664
Maximum amount outstanding at any month end         25,300        111,382         21,059         72,500
Weighted average interest:
  During year                                         6.33%          5.07%          5.61%          6.22%
  End of year                                           --           5.04           5.16           6.18

1994:
Ending balance                                    $     --      $  90,172       $  9,974      $  55,000
Average amount outstanding                           5,290         83,834          9,143         47,349
Maximum amount outstanding at any month end         29,075        103,041         24,112         78,500
Weighted average interest:
  During year                                         4.49%          4.28%          3.88%          4.32%
  End of year                                           --           5.15           5.21           6.02


11.   Long-Term Debt

      Long-term debt consists of secured term loans from the Federal Home Loan Bank of Boston in the amounts of $12.9 million and $39.2 million at December 31, 1996 and 1995, respectively, and $13.0 million and $16.8 million of unsecured debt from a third party financial institution at December 31, 1996 and 1995, respectively.

      The following table sets forth the final maturities, outstanding balance and weighted average interest rates of the long-term debt at December 31, 1996:


                                    Fixed                  Variable
                       Fixed      Weighted    Variable     Weighted
                       Rate        Average      Rate       Average
  Maturity          Outstanding   Interest   Outstanding   Interest
    Date              Balance       Rate       Balance       Rate
-------------------------------------------------------------------
                                (Dollars in thousands)

 1997                $    668       6.18%     $     --        --%
 1998                   9,975       4.77            --        --
 1999                     342       6.81            --        --
 2000                      --         --            --        --
 2001                     313       5.67        13,000      7.43
 2002--2013             1,625       7.49            --        --
                     -------------------------------------------
 Total               $ 12,923                 $ 13,000
                     ===========================================


      The interest rate on the variable rate long-term note is tied to LIBOR.

      The borrowings from Federal Home Loan Bank of Boston are secured by mortgage loans held in the Company's loan portfolios and certain securities not pledged elsewhere.

12.   Income Taxes

      The components of the income tax expense are as follows:


                                            For the years ended
                                        -----------------------------
                                          1996       1995      1994
                                        -----------------------------
                                               (In thousands)

Current tax expense                     $ 10,561   $ 8,398   $ 6,012
Deferred tax expense (benefit)             1,420      (181)     (278)
                                        ----------------------------
Total income tax expense                $ 11,981   $ 8,217   $ 5,734
                                        ============================

      The Company has identified certain securities to be "marked-to-market" for tax return purposes in accordance with the 1993 Tax Act. Accordingly, any change in the fair value of these securities, as measured at December 31 of each year, creates a current tax liability or refund for tax return purposes. The identification of securities as mark-to-market for tax return purposes has no effect on the Company's tax expense. As of December 31, 1996, the mark-to-market associated with approximately $535.0 million of securities created a current tax refund of $1.5 million. As of December 31, 1995, the mark-to-market associated with approximately $359.0 million of securities created a current tax liability of $5.1 million.

      Applicable income tax expense for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate to pre-tax income for the reasons noted in the table below:


                                                           1996        1995        1994
                                                         -------------------------------
                                                                 (In thousands)

Expense at statutory federal tax rate                    $ 13,080    $ 10,707    $ 7,573
Increases (decreases) in tax expense resulting from:
  Tax exempt income, net                                     (445)       (447)      (400)
  Reduction in valuation allowance                           (100)     (1,636)    (1,000)
  Tax credits available                                      (698)       (607)      (345)
  Other, net                                                  144         200        (94)
                                                         -------------------------------
      Income tax expense                                 $ 11,981    $  8,217    $ 5,734
                                                         ===============================


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 are presented below:

                                                              1996        1995
                                                            --------------------
                                                               (In thousands)

Temporary deductible items:
Differences in reporting the provision for loan losses
 and loan charge offs                                       $  8,075    $  7,972
Pension and deferred remuneration                              4,441       3,586
Purchase accounting                                            1,273         777
Deferred net loan origination fees                               400         493
Accrued medical benefits                                         197         189
Other                                                             29         327
                                                            --------------------
      Total gross deferred tax assets                         14,415      13,344
      Less valuation allowance                                    --        (100)
                                                            --------------------
      Deferred tax assets net of valuation allowance        $ 14,415    $ 13,244
                                                            ====================

Temporary taxable items:
Lease financing                                             $ (6,939)   $ (4,852)
Depreciation                                                    (765)       (920)
Mark-to-market for investments and loans                        (519)       (769)
Prepaid expenses                                                (575)       (491)
Mortgage servicing rights                                       (318)         --
Other                                                           (442)       (540)
                                                            --------------------
      Total gross deferred tax liabilities                    (9,558)     (7,572)
                                                            --------------------
      Net deferred tax asset at end of year                    4,857       5,672
      Net deferred tax assets at beginning of year             5,672       5,491
                                                            --------------------
                                                                 815        (181)
Deferred tax assets from acquisition                             605          --
                                                            --------------------
Deferred tax expense (benefit) for the years ended
 December 31, 1996 and 1995                                 $  1,420    $   (181)
                                                            ====================

      Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. At December 31, 1994, the Company had limited historical taxable income available to justify the realization of its entire gross deferred tax asset of $13.9 million. In addition, primarily as a result of the significant volatility in taxable income caused by the "mark-to-market" tax rules adopted by the Company with respect to certain securities in accordance with the 1993 Tax Act, there was uncertainty regarding the level of taxable income which would be generated in 1995. Accordingly, as of December 31, 1994, the Company was unable to conclude that it was more likely than not that the entire deferred tax asset would be fully realized. Based upon the availability of temporary taxable items, historical taxable income and an estimate of the future taxable income, a deferred tax asset valuation allowance of $1.7 million was maintained. This deferred tax asset valuation allowance was $1.0 million less than December 31, 1993. The reduction in the deferred tax asset valuation allowance during 1994 was primarily the result of an increase in the amount of historical taxable income available to justify the deferred tax asset at December 31, 1994 as compared with December 31, 1993.

      During 1995, the valuation reserve was reduced by $1.6 million as a result of taxable income generated which includes taxable income from the tax "mark-to-market" of certain investment securities as of December 31, 1995, in accordance with the 1993 Tax Act. The remaining valuation allowance for December 31, 1995 was $100 thousand.

      During 1996, the valuation allowance of $100 thousand was reduced to zero. Based primarily on the sufficiency of temporary taxable items, historical taxable income, as well as estimates of future taxable income, management believes it is more likely than not that the entire net deferred tax asset at December 31, 1996 will be realized.

13.   Employee Benefit Plans

      The Corporation maintains a non-contributory defined benefit retirement and pension plan covering substantially all employees. Benefit payments to retired employees are based upon years of service, a percentage of qualifying compensation during the final years of employment and an average of social security maximum taxable earnings. The amounts contributed to the plan are determined annually by applicable regulations. Assets of the plan are primarily invested in listed stocks, common trust funds maintained by the Company's trust subsidiary, The Stratevest Group, N.A., corporate obligations and U.S. Government and Agency obligations.

      The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets:

                                                                 At December 31,
                                                              ----------------------
                                                                1996         1995
                                                              ----------------------
                                                                  (In thousands)

Actuarial present value of benefit obligation:
  Vested benefits                                             $ (19,605)   $ (20,686)
  Non-vested benefits                                              (686)        (759)
                                                              ----------------------
Accumulated benefit obligation                                  (20,291)     (21,445)
Effect of anticipated future compensation levels and other
 events                                                          (5,545)      (1,895)
                                                              ----------------------
Projected benefit obligation                                    (25,836)     (23,340)
Estimated fair value of assets held in the plan                  26,151       22,639
                                                              ----------------------
Projected plan assets in excess/(deficiency) of benefit
 obligation                                                         315         (701)
Unrecognized net loss from past experience different from
 that assumed and effects of changes in assumptions              (2,041)        (639)
Net prior service cost not yet recognized in net periodic
 pension cost                                                       403          443
Unrecognized net asset being recognized over 9 years               (349)        (458)
                                                              ----------------------
Accrued pension cost included in other liabilities            $  (1,672)   $  (1,355)
                                                              ======================

      Net pension costs recognized in the consolidated statements of income for the years ended December 31, 1996, 1995, and 1994 are summarized as follows:

                                                        1996       1995       1994
                                                      -----------------------------
                                                             (In thousands)

Service cost                                          $ 1,053    $   715    $   835
Interest cost                                           1,842      1,623      1,606
Actual loss (return) on plan assets                    (4,035)    (4,464)        64
Amortization of net prior service cost                     40         40         40
Amortization of transition net asset                     (109)      (109)      (109)
Deferral of actual return (loss) on plan assets
 versus actuarial long-term assumptions                 2,026      2,792     (1,806)
                                                      -----------------------------
      Net pension cost                                $   817    $   597    $   630
                                                      =============================

      The actuarial assumptions used in determining the actuarial present value of projected benefit obligations as of December 31:

                                                  1996     1995     1994
                                                  -----------------------

Weighted average discount rate                    7.50%    7.50%    8.25%
Rate of increase in future compensation           5.50%    5.50%    5.50%
Expected long-term rate of return on assets       9.00%    9.00%    9.00%

      In addition, the Company provides a defined benefit post-retirement plan which provides medical benefits to substantially all employees, as well as life insurance benefits to a closed group of retirees. Active employees are only eligible for medical coverage from early retirement until age 65. Post-age 65 medical coverage and life insurance benefits are offered to a closed group of retirees. The post-retirement health care portion of the plan is contributory, with participant contributions adjusted annually and contains other cost-sharing features, such as deductibles and co-insurance. The funding policy of the plan is to pay claims and/or insurance premiums as they come due. The 1996 and 1995 accounting for the plan is based on the level of cost sharing as of January 1, 1996 and 1995, respectively.

      The following table presents the amounts recognized in the Company's consolidated balance sheets:

                                                            At December 31,
                                                         --------------------
                                                           1996      1995
                                                         --------------------
                                                            (In thousands)

Accumulated post-retirement benefit obligation:
  Retirees and eligible beneficiaries                    $ (1,280)   $ (1,447)
  Active employees fully eligible for benefits               (197)       (154)
  Other active plan participants                           (1,147)       (893)
                                                         --------------------
                                                           (2,624)     (2,494)

Unrecognized transition obligation                          2,159       2,294
Net prior service cost not yet recognized in net
 post-retirement benefit cost                                 193          75
Unrecognized net gain from past experience different
 from that assumed and changes in assumptions                (237)       (240)
                                                         --------------------
Accrued post-retirement benefit cost included in
 other liabilities                                       $   (509)   $   (365)
                                                         ====================


      Net periodic post-retirement benefit cost recognized in the consolidated statements of income for the years ended December 31, 1996, 1995, and 1994 are summarized as follows:

                                                 1996    1995    1994
                                                 ---------------------
                                                    (In thousands)

Service cost                                     $ 123   $  93   $ 112
Interest cost                                      191     190     238
Recognition of transition obligation               135     135     135
Net amortization and deferral                        8     (14)      7
                                                 ---------------------
Net periodic post-retirement benefit cost        $ 457   $ 404   $ 492
                                                 =====================

      The discount rate used in determining the accumulated post-retirement benefit obligation was 7.5%, 7.5%, and 8.25% at December 31, 1996, 1995, and 1994, respectively. For measurement purposes, a 9.1% annual rate of increase in the per capita cost of covered health care benefits was assumed for medical coverage for 1996; the rate was assumed to decrease uniformly to 5.5% by 2004 and to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1996 by approximately $197 thousand and the aggregate of the service and interest cost for 1996 would increase by approximately $32 thousand.

      During the years ended December 31, 1996, 1995 and 1994, the Company recorded an expense of $157 thousand, $159 thousand and $202 thousand, respectively, related to certain post-employment benefits provided to inactive employees.

      In addition to the Company's non-contributory defined benefit retirement and pension plan, the Company provides a supplemental employees retirement plan. The amount of liability recognized in the Company's consolidated balance sheets was $1.8 million and $1.7 million at December 31, 1996 and 1995, respectively. The charges to expense with respect to this plan amounted to $350 thousand, $293 thousand, and $177 thousand for the years ended December 31, 1996, 1995, and 1994, respectively.

      The Company and its subsidiaries have other benefit plans including savings and profit sharing plans and executive benefit plans. The charges to expense with respect to these plans amounted to $975 thousand in 1996, $736 thousand in 1995, and $704 thousand in 1994.

14.   Dividend Restrictions and Regulatory Requirements

Cash and Due From Banks

      Bank subsidiaries of Banknorth are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in Cash and Due from Banks, was approximately $24.9 million and $20.0 million at December 31, 1996 and 1995, respectively.

Dividend Restrictions

      The Company's ability to pay dividends to its shareholders is largely dependent on the ability of its subsidiaries to pay dividends to the Company. Payment of dividends by Vermont-chartered banks is subject to applicable state and federal laws. Similarly, payment of dividends by national banks is subject to applicable federal law. National banks must obtain the approval of the Office of the Controller of the Currency for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, a national bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.

      Dividends paid by subsidiaries are the primary source of funds available to Banknorth for payment of dividends to its shareholders and for debt service and other working capital needs. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. As of December 31, 1996, banking subsidiaries were able to declare dividends to Banknorth in 1997, without regulatory approval, of approximately $4.7 million plus an additional amount equal to the net profits, as defined in the applicable regulations, for 1997 through the date of any such dividend declarations, less any required transfer to surplus.

      In February 1996, as part of its plan to capitalize the Company's newly formed subsidiary bank, First Massachusetts Bank, at a "well-capitalized" level for regulatory capital purposes, the Company redeployed accumulated capital of $45.6 million from certain of its subsidiary banks. Because the special dividend exceeded applicable regulatory limitations, the Company obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend which exceeded such regulatory limitations. Payment of these dividends significantly restricts the dividend paying capacity of the subsidiary banks. The payment of dividends by the Company in the future will require the generation of sufficient future earnings by the subsidiary banks.

      In relationship to the funding of the acquisition of North American Bank Corporation, the Company has a credit agreement with a third party institution. The credit agreement was revised December 19, 1996 and restricts the Company's ability to pay dividends on its capital stock or redeem , repurchase or otherwise acquire or retire any of its capital stock during the period from September 30, 1996 to the date of calculation in an amount not to exceed the sum of (a) $7,000,000 plus (b) 40% of the Company's consolidated net income with certain adjustments, for such period, computed on a cumulative basis for such period. As of December 31, 1996, the Company had authority to pay dividends of up to $7.9 million under the terms of this restriction, after taking into account dividends already paid during the calculation period (September 30, 1996 through December 31, 1996).

Regulatory Capital Requirements

      Regulatory regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1996, the Company's subsidiary banks were required to maintain a minimum leverage ratio of Tier 1 capital to total adjusted quarterly average assets of 4.00%; and minimum ratios of Tier 1 capital and total capital to risk weighted assets of 4.00% and 8.00%, respectively. The Federal Reserve Board ("FRB") has adopted similar requirements for the consolidated capital of bank holding companies.

      Under its prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. Generally, an institution is considered well capitalized if it has a Tier 1 (leverage) capital ratio of at least 5.0% (based on total adjusted quarterly average assets), a Tier 1 risk based capital ratio of at least 6.0%, and a total risked based capital ratio of at least 10.0%.

      The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the the regulatory authorities about capital components, risk weighting and other factors.

      As of December 31, 1996, the Company's subsidiary banks and the Company met all capital adequacy requirements to which they are subject. Further, the most recent regulatory notification categorized each of the subsidiary banks as well-capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since that notification that have changed the subsidiary banks' capital classifications.

      The following is a summary of the Company's significant subsidiary banks' and the Company's (on a consolidated basis) actual capital amounts and ratios as of December 31, 1996, compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution:

                                                                            Regulatory Requirements
                                                                     -------------------------------------
                                                    Actual           Minimum Capital   For Classification
                                              --------------------      Adequacy       as Well Capitalized
                                               Amount      Ratio          Ratio               Ratio
                                              ------------------------------------------------------------
                                                                     (In thousands)

Tier 1 (leverage) Capital:
  The Howard Bank, N.A.                       $  49,003     7.50%         4.00%                5.00%
  First Massachusetts Bank, N.A.                 46,980     7.98          4.00                 5.00
  First Vermont Bank and Trust Co.               46,435     7.91          4.00                 5.00
  Banknorth Group, Inc. (consolidated)          173,072     6.91          4.00                 5.00

Tier 1 Risk Based Capital:
  The Howard Bank, N.A.                       $  49,003     9.51%         4.00%                6.00%
  First Massachusetts Bank, N.A.                 46,980    10.25          4.00                 6.00
  First Vermont Bank and Trust Co.               46,435     9.83          4.00                 6.00
  Banknorth Group, Inc. (consolidated)          173,072     9.11          4.00                 6.00

Total Risk Based Capital:
  The Howard Bank, N.A.                       $  55,447    10.77%         8.00%               10.00%
  First Massachusetts Bank, N.A.                 50,794    11.08          8.00                10.00
  First Vermont Bank and Trust Co.               52,347    11.08          8.00                10.00
  Banknorth Group, Inc. (consolidated)          196,592    10.35          8.00


15.   Shareholders' Equity

Common Share Purchase Rights

      On November 27, 1990, the Board of Directors adopted a Rights Agreement and declared a dividend distribution of one Common Share Purchase Right ("Right") on each outstanding share of common stock, payable December 7, 1990, to shareholders of record on that date. The Rights Agreement also provides that shares of common stock issued after December 7, 1990 will have Common Share Purchase Rights associated with them to the same extent as the shares outstanding on December 7, 1990. The Rights expire on December 7, 2000.

      Rights become exercisable 10 days after a person or group acquires 20% or more of the Corporation's common stock, or ten business days (or such later date as may be determined by the Board of Directors prior to a person or group acquiring 20% or more of the Corporation's common stock) after a person or group announces an offer, the consummation of which, would result in such person or group owning 20% or more of the common stock (even if no purchases actually occur).

      When the Rights first become exercisable, unless a person or group has acquired 20% or more of the Corporation's common stock, a holder will be entitled to buy from the Corporation one share of common stock at the exercise price of $35.00. If any person or group acquires 20% or more of the Corporation's common stock the Rights will entitle a holder (other than such person or any member of such group) to buy a number of additional shares of common stock of the Corporation having a market value of twice the exercise price of each Right.

      Following the acquisition by any person or group of 20% or more of the Corporation's common stock, but only prior to the acquisition by a person or group of a 50% stake, the Board of Directors will also have the ability to exchange the Rights (other than Rights held by such person or group), in whole or in part, for one share of common stock per right.

      If the Corporation is involved in a merger or other business combination at any time after a person or group has acquired 20% or more of the Corporation's common stock, the Rights will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right.

      Prior to the acquisition by a person or group of 20% or more of the Corporation's common stock, at the option of the Board of Directors the Rights are redeemable for one cent per Right. The Board of Directors is also authorized to reduce the 20% threshold to not less than 10%.

16.   Long-Term Incentive Plan

      On May 8, 1990, the shareholders of Banknorth approved the Banknorth Group, Inc. Comprehensive Long-Term Executive Incentive Plan ("Plan"), which authorizes the granting of stock option awards, stock appreciation rights, restricted stock awards, and restricted stock units to eligible employees of the Corporation and/or its subsidiaries. The Plan is administered by the Corporation's Board of Directors. Persons eligible to participate are chosen by the Board of Directors. Directors of the Corporation who are not otherwise officers or employees of the Corporation or of a subsidiary are not eligible to participate in the Plan. Subject to adjustments described in the Plan, the total number of shares of Banknorth common stock that may be issued pursuant to the Plan may not exceed 500,000. Such shares may be either newly-issued shares or previously issued shares that have been reacquired by the Corporation.

Stock Options

      The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options vest over a two year period from the date the options are granted. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated statements of income. Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's consolidated net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                           1996        1995
                                        ----------------------
                                        (In thousands, except
                                        for per share amounts)

Net Income               As reported    $ 25,390     $ 22,373
                         Pro forma        24,958       22,223

Net income per share     As reported    $   3.30     $   3.29
                         Pro forma          3.24         3.27

      Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of two years and compensation cost for options granted prior to January 1, 1995 is not considered. The effect of the variable restricted stock awards discussed below is not material to the above pro forma disclosures.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 3.13% and 3.29%; expected volatility of 24% and 25%, risk free interest rates of 6.14% and 5.30%, and expected lives of 5 years for both 1996 and 1995 option grants.

      A summary of the status of the Company's fixed stock options as of December 31, 1996, 1995, and 1994, and changes during the years ended on those dates is presented below:

                                                     1996                   1995                   1994
                                             -------------------------------------------------------------------
                                                        Weighted-               Weighted-              Weighted-
                                                         Average                 Average                Average
                                                        Exercise                Exercise               Exercise
      Fixed Options                           Shares      Price      Shares       Price      Shares      Price
----------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year             253,475     $21.91      202,350     $18.70     163,100     $15.89
Granted                                      131,500      31.99       84,000      28.00      78,000      23.00
Exercised                                    (34,825)     17.61      (17,275)     13.62     (13,750)     11.47
Forfeited                                     (5,000)     29.50      (15,600)     22.37     (25,000)     17.70
                                             -----------------------------------------------------------------
Outstanding at end of year                   345,150      26.07      253,475      21.91     202,350      18.70
                                             =================================================================

Options exercisable at end of year           137,150                 104,475                 51,150
                                             =================================================================

Weighted-average fair value of options
 granted during the year                       $7.51                   $6.29
                                             =================================================================


      For the exercise of the option awards noted above, the Corporation elected to reacquire previously issued shares to cover the exercised options.


      The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                               Options Outstanding                   Options Exercisable
                    -----------------------------------------------------------------------
                                   Weighted-Avg     Weighted-                     Weighted-
                      Number         Remaining         Avg          Number           Avg
    Range of        Outstanding     Contractual     Exercise      Exercisable     Exercise
Exercise Prices     at 12/31/96        Life           Price       at 12/31/96       Price
-------------------------------------------------------------------------------------------

  $  9 to 13           28,100        5.3 years       $12.00          28,100        $12.00
    19 to 23          109,050        7.1              21.27         109,050         21.27
    28 to 32          203,000        9.1              30.30              --            --
       38               5,000        9.0              38.00              --            --
  ---------------------------------------------------------------------------------------
  $  9 to 38          345,150        8.2             $26.07         137,150        $19.37
  =======================================================================================

Restricted Stock Awards

      Additionally, under the Plan, variable restricted stock awards were granted in each year since 1992, including restricted stock units worth 50% of the value of the underlying shares, to executive officers chosen by the Corporation's board of directors. At December 31, 1996, restricted stock options outstanding amounted to 49,900 shares. The following are the terms of the restricted stock options granted:

      July 23, 1996: Variable restricted stock awards of 11,400 shares were granted and are outstanding as of December 31, 1996. Vesting for the 1996 shares and the units requires continuous service through July 23, 2001. In addition, vesting of 25% of both the shares and the units occurs for the 1996 awards each year between 1996 and 2000 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

      July 25, 1995: Variable restricted stock awards of 12,500 shares were granted and are outstanding as of December 31, 1996. Vesting for the 1995 shares and the units requires continuous service through July 25, 2000. In addition, vesting of 25% of both the shares and the units occurs for the 1995 awards each year between 1995 and 1999 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

      July 26, 1994: Variable restricted stock awards of 10,500 shares were granted and 9,000 shares were outstanding as of December 31, 1996. Vesting for the 1994 shares and the units requires continuous service through July 26, 1999. In addition, vesting of 25% of both the shares and the units occurs for the 1994 awards each year between 1994 and 1998 in which the return on average equity is equal to or greater than 12% and return on average assets is equal to or greater than 1% to a maximum vesting of 100%.

      July 27, 1993: Variable restricted stock awards of 10,500 shares were granted and 9,000 shares were outstanding as of December 31, 1996. Vesting for the 1993 shares and the units requires continuous service through July 27, 1998. In addition, vesting of 50% of both the shares and the units occurs for the 1993 awards each year between 1995 and 1997 in which the return on average equity is equal to or greater than 12% and return on average assets is equal to or greater than 1% to a maximum vesting of 100%. As of December 31, 1996, the 1993 awards were fully vested.

      July 28, 1992: Variable restricted stock awards of 10,000 shares were granted and 8,000 shares were outstanding as of December 31, 1996. Vesting for the 1992 shares and the units requires continuous service through July 28, 1997. In addition, vesting of 50% of both the shares and the units occurs for the 1992 awards each year between 1994 and 1996, in which the return on average equity is equal to or greater than 12% to a maximum vesting of 100%. As of December 31, 1996, the 1992 awards were fully vested.


      No restrictions are removed on any of the above noted stock awards until the end of the required continuous service period. If participants are not employees at the end of the continuous service period, all awards are forfeited. For the years ended December 31, 1996, 1995 and 1994, compensation expense related to these restricted stock awards and units amounted to $475 thousand, $609 thousand, and $146 thousand, respectively. For the issuance of the variable restricted stock awards noted above, the Company elected to reacquire previously issued shares.

17.  Commitments, Off-Balance Sheet Risk and Contingent Liabilities

Commitments and Off-Balance-Sheet Risk

      Banknorth and its subsidiaries are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to facilitate asset/liability management. These financial instruments include interest rate swaps, commitments to extend credit, letters of credit, standby letters of credit, and loans sold with recourse. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contract or notional amount of these instruments reflect the extent of involvement the Corporation has in particular instruments.

      The maximum exposure to credit loss in the event of complete non-performance by the other party to the financial instruments, and any collateral or guarantees which prove to be of no value, for commitments to extend credit, letters of credit, standby letters of credit and loans sold with recourse is represented by the contractual or notional amount of these instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

      Unless otherwise noted, the Corporation does not require collateral or other security to support off-balance sheet financial instruments with credit risk.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case by case basis. The amount and type of collateral deemed necessary upon extension of credit is based upon management's credit evaluation and is consistent with existing credit policies for collateral of on-balance sheet instruments. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, income producing commercial properties, and residential real estate.

      The Company may enter into rate lock agreements which fix the interest rate at which the loan, if ultimately made, will be originated. Such agreements may be made with borrowers with whom commitments to extend credit have been made, as well as with individuals who have applied for mortgage loans and have not yet received a commitment. These rate lock agreements expose the Company to interest rate risk given the possibility that rates may change between the date of the rate lock agreement and the date that the related loans, if ultimately originated, are sold. In addition, the portfolio of mortgage loans held for sale expose the Company to interest rate risk. At December 31, 1996 and 1995, the Company had rate lock agreements (certain of which relate to loan applications for which no formal commitment has been made) and mortgage loans held for sale amounting to approximately $19.5 million, and $35.6 million, respectively. In order to limit the interest rate risk associated with rate lock agreements as well as the interest rate risk associated with mortgage loans held for sale, the Company enters into various agreements to sell loans in the secondary mortgage market at fixed interest rates. Banknorth and its subsidiaries have outstanding various commitments to sell real estate mortgages amounting to approximately $12.3 million at December 31, 1996, and $23.1 million at December 31, 1995.

      Letters of credit and standby letters of credit are conditional commitments issued by the Corporation to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Corporate policies governing loan collateral apply to letters of credit and standby letters of credit at time of credit extension.

      The Corporation has sold mortgage loans where the investor has limited recourse to the Corporation as issuer. These loans represent normal exposure to credit loss exhibited by residential mortgage loans. Generally, the mortgage notes are secured by liens on the real estate and by private mortgage insurance where the loan to value ratio exceeds 80% at the time of extension of credit.

      Certain mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in the interest rates on such loans. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and a lifetime rate increase cap of 5% to 6%. Interest rates charged on home equity lines of credit are also capped. The home equity interest rate cap is 18% for the Company. In addition, all other consumer loans are subject to statutory interest rate ceilings as imposed by the State of Vermont. No statutory interest rate ceilings on consumer loans are imposed by the States of New Hampshire or Massachusetts. At December 31, 1996, the State of Vermont imposed ceilings ranged from 18% to 24% depending on the loan amount and underlying collateral on consumer loans. These caps expose the Corporation to interest rate risk should market rates increase above these limits. As of December 31, 1996 and 1995, $553.4 million, and $454.5 million of loans had interest rate caps.

      Financial instruments with off-balance sheet credit risk are as follows:

                                                            As of December 31, 1996
                                                        --------------------------------
                                                         Fixed     Variable      Total
                                                        --------------------------------
                                                                 (In thousands)

Financial instruments whose contract amounts include
 credit risk--trading instruments:
  Commitments to extend credit for mortgage loans
   held for sale                                        $ 13,685   $   5,155   $  18,840
  Mortgage loans sold with recourse                        1,316          83       1,399
                                                        --------------------------------
      Total trading instruments                         $ 15,001   $   5,238   $  20,239
                                                        ================================

Financial instruments whose contract amounts include
 credit risk--non-trading instruments:
  Commitments to extend credit                          $ 13,963   $  26,935   $  40,898
  Unused lines of credit                                      --     418,111     418,111
  Letters of credit and standby letters of credit             --      32,037      32,037
                                                        --------------------------------
      Total non-trading instruments                     $ 13,963   $ 477,083   $ 491,046
                                                        ================================

Financial instruments whose notional amounts exceed
 the amount of credit risk:
  Interest rate swap agreements (pay variable)          $     --   $  50,000   $  50,000
                                                        ================================
  Interest rate floor agreements (pay variable)         $     --   $ 295,000   $ 295,000
                                                        ================================


                                                            As of December 31, 1995
                                                        --------------------------------
                                                         Fixed     Variable      Total
                                                        --------------------------------
                                                        (In thousands)

Financial instruments whose contract amounts include
 credit risk--trading instruments:
  Commitments to extend credit for mortgage loans
   held for sale                                        $  8,582   $   1,435   $  10,017
  Mortgage loans sold with recourse                        1,276          --       1,276
                                                        --------------------------------
      Total trading instruments                         $  9,858   $   1,435   $  11,293
                                                        ================================

Financial instruments whose contract amounts include
 credit risk--non-trading instruments:
  Commitments to extend credit                          $  9,923   $  35,432   $  45,355
  Unused lines of credit                                      --     286,042     286,042
  Letters of credit and standby letters of credit             --      25,233      25,233
                                                        --------------------------------
      Total non-trading instruments                     $  9,923   $ 346,707   $ 356,630
                                                        ================================

Financial instruments whose notional amounts exceed
 the amount of credit risk:
  Interest rate swap agreements (pay fixed)             $ 10,000   $      --   $  10,000
                                                        ================================
  Interest rate floor agreements (pay variable)         $     --   $ 150,000   $ 150,000
                                                        ================================

Interest Rate Swap and Floor Contracts

      Interest rate swap and floor transactions generally involve the exchange of fixed and variable rate interest payment obligations without the exchange of the underlying principal (or notional) amounts. The Corporation's swaps and floors are used as an interest rate risk management tool to protect the net interest income from adverse changes in interest rates. The Corporation is exposed to risk should the swap or floor counterparty default in its responsibility to pay interest under the terms of the swap/floor agreement. However, Banknorth minimizes this risk by performing normal credit reviews on the counterparties and by limiting its exposure to any one counterparty. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. As of December 31, 1996, the Company does not expect any counterparties to fail to meet their obligations.

      Interest rate floors and swaps were utilized by the Company in 1996 and 1995 to correct imbalances between the re-pricing characteristics of certain interest earning assets and certain interest-bearing liabilities. A significant portion of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin. Interest rate floors and swaps are, therefore, utilized to protect the Company from this occurrence. At December 31, 1996, these instruments are intended to offset potential declines in interest income on certain variable and floating rate loans.

      The following provides information related to interest rate swap and floor contracts as of December 31, 1996 and 1995 and for the years then ended:

                                                                1996         1995
                                                             ----------------------
                                                             (Dollars in thousands)

Interest Rate Swap Contracts:
  Notional amount at end of period                           $  50,000    $  10,000
  Average notional amount during the year                       30,000       12,137
  Fair value at year-end                                           270           --
  Weighted average variable rate paid end of year                 5.54%          --
  Weighted average fixed rate received at end of year             6.37%          --
  Weighted average fixed rate paid end of year                      --         7.36%
  Weighted average variable rate received at end of year            --         5.94%

Interest Rate Floor Contracts:
  Notional amount at end of period                           $ 295,000    $ 150,000
  Average notional amount during the year                      234,809      126,438
  Carrying value                                                 2,051        1,392
  Fair value at year-end                                         3,994        5,230
  Weighted average variable rate paid at end of year              5.56%        5.83%
  Weighted average fixed rate received at end of year             5.80%        6.25%

Data Processing Contract

      Effective September 1, 1994, the Company entered into a five-year facilities management contract with a third-party data processing company. Under terms of the facilities management contract, the Company will pay a minimum of $9.4 million for the remainder of the contract, which expires in August, 1999. In addition, fees will be adjusted annually for inflation, based upon the Consumer Price Index for all Urban Consumers--All Items ("CPI-ALL"), with no increase to exceed eight percent, or be less than two percent.

      Required minimum annual payments under these contracts were as follows at December 31, 1996:

                                 (In thousands)

            1997                    $ 3,462
            1998                      3,531
            1999                      2,386
                                    -------
                                    $ 9,379
                                    =======

Contingent Liabilities

      The Corporation has a self-insurance plan which covers both medical and dental benefits for employees. Under the terms of the plan, the Company pays up to a maximum of $100 thousand per employee on medical and dental claims.

      In the ordinary course of business there are various legal proceedings pending against Banknorth. After consultation with outside counsel, management considers that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on Banknorth's consolidated financial position.

18.   Disclosures About the Fair Value of Financial Instruments

Disclosure About Fair Value of Financial Instruments

      Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires that the Company disclose estimated fair values for financial instruments. Fair value estimates, methods, and assumptions are set forth below.

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust operation that contributes net fee income annually. The trust operation is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities include the mortgage banking operation, benefits resulting from the low-cost funding of deposit liabilities as compared to the cost of borrowing funds in the market, and premises, equipment and software. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value under SFAS No. 107.

Short-Term Financial Instruments

      The fair value of certain financial instruments is estimated to approximate their carrying value because the remaining term to maturity of the financial instrument is less than 90 days or the financial instrument reprices in 90 days or less. Such financial instruments include cash and due from banks, money market investments, accrued interest receivable, accrued interest payable and short-term borrowed funds.

Securities Available for Sale and Investment Securities

      The securities portfolios are financial instruments which are usually traded in broad markets. Fair values are based upon market prices and dealer quotations. If a quoted market price is not available for a particular security, the fair value is determined by reference to quoted market prices for securities with similar characteristics.

Loans Held For Sale

      Estimated fair value of loans held for sale is determined based upon outstanding commitments from investors or current market prices for amounts with no sales commitments.

Loans

      Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type including commercial, financial and agricultural, commercial real estate, construction and land development, residential real estate, credit card and lease receivables and other installment loans. Each loan category is further segmented into fixed and variable interest rate terms and performing and non-performing categories.

      The estimated fair value of performing loans, except the portfolio of residential mortgage loans and credit card receivables, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the respective loan portfolio. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

      Estimated fair value for non-performing loans is based on recent external appraisals of the collateral or estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

      The fair value estimate for credit card receivables is based on the carrying value of existing loans. Given the repricing frequency of this portfolio, the estimated fair value is expected to approximate the carrying value. This estimate does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio.

      Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the estimated fair value would be indicative of the value negotiated in an actual sale.

Interest Rate Floor Agreements

      The estimated fair value of interest rate floor agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

Deposit Liabilities

      The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW, and money market accounts, is regarded to be the amount payable on demand as of December 31, 1996 and 1995. The estimated fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities as compared to the cost of borrowing funds in the market.

Long-Term Debt

      The fair value for the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues.

Table of On-Balance Sheet Financial Instruments

      The carrying value and estimated fair values of financial instruments were as follows:

                                                         December 31, 1996             December 31, 1995
                                                     --------------------------------------------------------
                                                                     Estimated                     Estimated
                                                      Carrying         Fair         Carrying         Fair
                                                       Amount         Value          Amount         Value
                                                     --------------------------------------------------------
                                                                          (In thousands)

Financial Assets:
Cash and due from banks                              $    91,871    $    91,871    $    89,111    $    89,111
Money market investments                                     101            101            650            650
Securities available for sale                            531,269        531,269        359,085        359,085
Loans held for sale                                       12,106         12,270         19,125         19,249
Investment securities                                     34,194         34,644         49,680         51,087
Loans                                                  1,848,232      1,846,334      1,351,053      1,350,195
   Less:  Allowance for loan losses                       23,520             --         22,095             --
                                                     --------------------------------------------------------
Net loans                                              1,824,712      1,846,334      1,328,958      1,350,195
Accrued interest receivable                               15,148         15,148         11,505         11,505
Interest rate floor agreements                             2,051          3,994          1,392          5,230

Financial Liabilities:
Deposits:
  Demand, NOW, savings and money market accounts     $ 1,276,832    $ 1,276,832    $   965,091    $   965,091
  Time deposits                                          789,232        792,721        595,678        596,228
  Short-term borrowed funds                              280,461        280,461        116,213        116,213
  Long-term debt                                          25,923         25,949         55,997         55,855
  Accrued interest payable                                 3,914          3,914          3,914          3,914

<F1>  Note:  Loans held for sale represent the only trading financial instrument; all other financial instruments are considered to be held for purposes other than trading.


Commitments to Extend Credit, Unused Lines of Credit, Letters of Credit,
  Standby Letters of Credit and Financial Guarantees

      These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and unused lines of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For loan commitments and unused lines of credit for which the Company has locked in an interest rate, estimated fair value also considers the difference between current levels of interest rates and the committed rates. As of December 31, 1996 and 1995, the fair value was estimated at $118 thousand and $40 thousand for commitments to extend credit and $344 thousand and $372 thousand for unused lines of credit, respectively. The estimated fair value of financial guarantees, such as mortgage loans sold with recourse, letters of credit and standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The estimated fair value of such financial guarantees as of December 31, 1996 and 1995 were $582 thousand and $513 thousand, respectively.

Interest Rate Swap Agreements

      The estimated fair value of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of interest rate swap agreements at December 31, 1996 was $270 thousand. There was no estimated fair value on the interest rate swap agreements due to the short expiration of the swap agreement as of December 31, 1995.

19.   Parent Company Only Financial Statements

      The following information presents the financial position of Banknorth Group, Inc. (Parent Company) at December 31, 1996 and 1995 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1996:

                                                                       December 31,
                                                                  ----------------------
BALANCE SHEETS                                                      1996         1995
                                                                  ----------------------
                                                                      (In thousands)

Assets:
  Cash and due from subsidiary banks                              $       6    $       5
  Securities purchased under agreements to resell
   to a subsidiary bank                                               3,341        1,887
                                                                  ----------------------
  Cash and cash equivalents                                           3,347        1,892


  Investment in equity of bank subsidiaries                         217,206      172,863
  Investment in equity of non-bank subsidiaries                         269          227
  Securities available for sale                                         319          238
  Other assets                                                        8,226        8,665
                                                                  ----------------------

Total assets                                                      $ 229,367    $ 183,885
                                                                  ======================

Liabilities and Shareholders' Equity:
  Long-term debt                                                  $  13,000    $  16,800
  Accrued expenses and other liabilities                              9,630        7,149
  Total shareholders' equity                                        206,737      159,936
                                                                  ----------------------

Total liabilities and shareholders' equity                        $ 229,367    $ 183,885
                                                                  ======================



                                                                             Years ended December 31,
                                                                         --------------------------------
STATEMENTS OF INCOME                                                       1996        1995        1994
                                                                         --------------------------------
                                                                                  (In thousands)

Income:
  Dividends from bank subsidiaries                                       $ 59,065    $ 12,280    $  4,389
  Service fees paid by subsidiaries                                        28,853      26,978      25,873
  Interest income                                                             221         233         115
  Net securities transactions                                                  --          --          20
  Other income                                                                931       1,002         881
                                                                         --------------------------------
      Total income                                                         89,070      40,493      31,278
Expenses:
  Salaries and wages                                                       13,706      12,888      10,967
  Employee benefits                                                         2,843       2,588       2,452
  Occupancy                                                                 1,510       1,328       1,292
  Equipment                                                                 3,651       2,802       3,007
  Printing and supplies                                                     1,261         960         896
  Legal and other professional fees                                         1,633       1,248       1,286
  Outside data processing services                                          4,545       4,485       4,966
  Directors' fees and expenses                                                531         888         502
  Telephone and telecommunications                                            465         398         310
  Training and education                                                      592         338         220
  Postage                                                                     888         717         677
  Interest                                                                  1,191       1,657         378
  Other                                                                     1,897       1,752       1,234
                                                                         --------------------------------
      Total expenses                                                       34,713      32,049      28,187
        Income before income tax benefit and equity in undistributed
         (distributions in excess of) income of subsidiaries               54,357       8,444       3,091
Income tax benefit                                                         (2,119)     (1,883)       (501)
                                                                         --------------------------------
Income before equity in undistributed (distributions in
 excess of) income of subsidiaries                                         56,476      10,327       3,592
Equity in undistributed (distributions in excess of) income
 of bank subsidiaries                                                     (31,128)     12,005      12,408
Equity in undistributed income of non-bank subsidiaries                        42          41          41
                                                                         --------------------------------

Net income                                                               $ 25,390    $ 22,373    $ 16,041
                                                                         ================================


STATEMENTS OF CASH FLOWS

                                                                        Years ended December 31,
                                                                    --------------------------------
                                                                      1996        1995        1994
                                                                    --------------------------------
                                                                             (In thousands)

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                        $ 25,390    $ 22,373    $ 16,041
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization                                      1,274       1,188         922
    Gain on sale of securities available for sale                         --          --         (20)
    Exercise of employee stock options                                  (411)       (311)       (155)
    Amortization of employee restricted stock                            310         407          97
    Increase (decrease) in interest payable                              (32)       (305)        378
    Decrease (increase) in other assets                                  543      (3,166)        555
    Increase in accrued expense and other liabilities                  2,513       1,180       1,746
    Equity in undistributed (distributions in excess of)
     income of subsidiaries                                           31,086     (12,046)    (12,446)
                                                                    --------------------------------
      Total adjustments                                               35,283     (13,053)     (8,923)
                                                                    --------------------------------
      Net cash provided by operating activities                       60,673       9,320       7,118
                                                                    --------------------------------
Cash flows from investing activities:
  Decrease (increase) in investment in equity of subsidiaries        (78,030)         50     (19,094)
  Proceeds from sale of securities available for sale                     --          --       1,127
  Capital expenditures                                                (1,406)     (1,452)     (1,338)
                                                                    --------------------------------
      Net cash used in investment activities                         (79,436)     (1,402)    (19,305)
                                                                    --------------------------------
Cash flows from financing activities:
  Issuance of common stock, net of expenses                           32,216          --          --
  Issuance of employee restricted stock                                 (371)       (361)       (247)
  Dividends paid                                                      (7,827)     (6,260)     (4,083)
  Payments on long-term debt                                          (3,800)     (4,200)         --
  Issuance of long-term debt                                              --          --      21,000
                                                                    --------------------------------
      Net cash provided by (used in) financing activities             20,218     (10,821)     16,670
                                                                    --------------------------------
    Net increase (decrease) in cash and cash equivalents               1,455      (2,903)      4,483
                                                                    --------------------------------
    Cash and cash equivalents at beginning of year                     1,892       4,795         312
                                                                    --------------------------------
    Cash and cash equivalents at end of year                        $  3,347    $  1,892    $  4,795
                                                                    ================================

Additional disclosure relative to cash flows:
  Interest paid                                                     $  1,193    $  1,962    $    378
                                                                    ================================

  Taxes paid                                                        $     25    $     40    $     16
                                                                    ================================


Supplemental schedule of non-cash investing and financing
 activities:
  Adjustment of securities available for sale to fair value,
   net of tax                                                       $     52    $     30    $     33
  Adjustment of securities available for sale and securities available for sale transferred to investment securities
   to fair value, net of tax, at the subsidiaries                      2,559       8,494      (8,529)



Form 10-K





      The following is a copy, except for the cover page, cross-reference sheet, certain portions of Part IV, signature pages, exhibit index and exhibits, of the Annual Report of Banknorth Group, Inc. (the "Company") on Form 10-K for the year ended December 31, 1996, filed with the Securities and Exchange Commission (the "Commission").

      Certain information included herein is incorporated by reference from the Company's 1996 Annual Report to Shareholders ("Annual Report") as indicated below. Except for those portions of the Annual Report which are expressly incorporated herein by reference, the Annual Report is not to be deemed filed with the Commission. The Annual Report and Form 10-K have not been approved or disapproved by the Commission, nor has the Commission passed upon the accuracy or adequacy of the same.


Part I                                                                Pages
---------------------------------------------------------------------------
Item 1.    Business                                                1-20, 48
Item 2.    Properties                                                33, 50
Item 3.    Legal Proceedings                                      43-44, 50
Item 4.    Submission of Matters to a Vote of Security Holders          N/A

Part II                                                               Pages
---------------------------------------------------------------------------
Item 5.    Market for Registrant's Common Equity and Related
           Shareholder Matters                                    cover, 50
Item 6.    Selected Financial Data                                       19
Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         1-20
Item 8.    Financial Statements and Supplementary Data                23-47
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                           50

Part III
---------------------------------------------------------------------------
Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management
Item 13.   Certain Relationships and Related Transactions

Part IV**
---------------------------------------------------------------------------
Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K

---------------------------------------------------------------------------

<F1> *     The information required by Part III is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders
           to be held on May 13, 1997.

<F2> **    A list of exhibits in the Form 10-K is set forth on the Exhibit Index included in the Form 10-K filed with the Commission and incorporated herein by reference. Copies of any exhibit to the Form 10-K may be obtained from the Company by contacting Corporate Communications,
           Banknorth Group, Inc., P.O. Box 5420, Burlington, Vt., 05402-5420. All
           financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Company and notes thereto in the
           Annual Report.

Business

      Banknorth Group, Inc. is the sole owner of five Vermont banks; namely, First Vermont Bank and Trust Company, Franklin Lamoille Bank, The Howard Bank, N.A., Granite Savings Bank and Trust Company and Woodstock National Bank; one Vermont limited charter bank, The Stratevest Group, N.A., a consolidated trust subsidiary; one New Hampshire holding company; namely North American Bank Corporation and its sole subsidiary, Farmington National Bank; and one Massachusetts bank; First Massachusetts Bank, NA. Banknorth is also the sole owner of North Group Realty, Inc., which owns real estate utilized in the operation of Banknorth.

      On October 14, 1994, Banknorth Group acquired North American Bank Corporation and its sole subsidiary, Farmington National Bank. The acquisition, which was accounted for as a purchase, is the first for Banknorth in the state of New Hampshire.

      On February 16, 1996, Banknorth completed the purchase of thirteen banking offices from Shawmut Bank, N.A. A new subsidiary, First Massachusetts Bank, N.A., with principal offices in Worcester, Massachusetts, was organized to own and operate the acquired offices.

      The subsidiary banks offer a full range of loan, deposit, investment products and trust services designed to meet the financial needs of individual consumers, businesses and municipalities. Mortgage banking services are also offered through Banknorth Mortgage Company, a wholly-owned subsidiary of First Vermont Bank and Trust Company. These services are currently offered throughout the states of Vermont, Massachusetts and New Hampshire through a network of 58 banking offices.

      Based on total assets of $2.6 billion as of December 31, 1996, Banknorth is the largest bank holding company based in Vermont. In December 1996, Banknorth and its subsidiaries employed 1,108 on a full-time equivalent basis.

Deposit and Loan Products

      Deposit Products. The Company offers a variety of deposit products typical of commercial banks and has designed product offerings responsive to the needs of both individuals and businesses. Traditional demand deposit accounts, interest-bearing transaction accounts (NOW accounts) and savings accounts are offered on a competitive basis to meet customers' basic banking needs. Indexed money market accounts, time deposits in the form of certificates of deposit and IRA/KEOUGH accounts provide customers with price competitive and flexible investment alternatives.

      Loan Products. The Company offers a broad range of commercial and consumer loan products designed to meet the banking needs of individual customers, businesses and municipalities. Additional information is set forth below relating to the Company's loan products, including major loan categories, general loan terms, credit underwriting criteria, and risks particular to each category of loans.

      Commercial, Financial and Agricultural Loans; Commercial Real Estate Loans. The Company offers a wide range of commercial credit products and services to its customers. These include secured and unsecured loan products specifically tailored to the credit needs of the customer, underwritten with terms and conditions reflective of risk profile objectives and corporate earnings requirements. These products are offered through the Subsidiary Banks and all credit decisions are made on a decentralized basis under the umbrella of a common corporate commercial loan policy which was developed to provide a clear framework for determining acceptable levels of credit risk, underwriting criteria, monitoring existing credits, and managing problem credit relationships. Credit risk control mechanisms have been established at the Subsidiary Banks and are monitored closely for compliance by a loan review department at the Company level.

      The Company has, from time to time, purchased loans originated by other financial institutions as a means of supplementing in-market loan originations.

      Risks particular to commercial, financial and agricultural loans include borrowers' capacities to perform according to contractual terms of loan agreements during periods of unfavorable economic conditions and changing competitive environments. Management expertise and competency are critical factors affecting the customers' performance and ultimate ability to repay their debt obligations. Commercial real estate loans create exposure to market value risk where the value of the underlying collateral decreases primarily as the result of regional economic trends.

      Consumer Loans and Leases. The Company offers a range of consumer loan products. These products include both open-end (credit cards, home equity lines of credit, unsecured revolving lines of credit) and closed-end (secured and unsecured direct and indirect installment loans and leases) loans and leases which are delivered through the Subsidiary Banks and through a network of retail dealers. This delivery mechanism is supported by an automated loan platform delivery system and a central underwriting process. The lending process is designed to ensure not only the efficient delivery of credit products, but also compliance with applicable consumer regulations while minimizing credit risk exposure.

      Credit decisions are made under the guidance of a standard consumer loan policy, with the assistance of central underwriting resources. The loan policy was developed to provide definitive guidance encompass ing credit underwriting, monitoring and management. Credits are monitored for compliance with established standards at both the Company and Subsidiary Bank level. The quality and condition of the consumer loan and lease portfolio, as well as compliance with established standards, is also monitored closely.

      A borrower's ability to repay consumer debt is generally dependent upon the stability of the income stream necessary to service the debt. Adverse changes in economic conditions resulting in higher levels of unemployment increase the risk of consumer defaults. Risk of default is also impacted by a customer's total debt obligation. While the Company can analyze a borrower's capacity to repay at the time a credit decision is made, subsequent extensions of credit by other financial institutions may cause the customer to become over-extended, thereby increasing the risk of default.

      Residential Real Estate Loans. The Company offers mortgage banking services, originating a full array of mortgage loan products and servicing a $1.5 billion residential mortgage portfolio, approximately $1 billion of which is serviced for unaffiliated third parties. The majority of loans originated by the Company, both fixed and adjustable rate, are underwritten to secondary market standards. Most originated residential mortgage loans are sold to the secondary market. Loans made which are not eligible for sale in the secondary market are held in the Subsidiary Banks' loan portfolios. Residential real estate loans possess risk characteristics much the same as consumer loans. Stability of the borrower's employment is a critical factor in determining the likelihood of repayment. Market value risk, where the value of the underlying collateral declines due to economic conditions, is also a factor.

Competition

      Competition within New England for banking and related business is strong. Banknorth, through its subsidiaries, competes with both state and nationally-charted commercial banks for deposits, loans and trust accounts, and with savings and loan associations, savings banks and credit unions for deposits and loans. In addition, there is significant competition with other financial institutions including personal loan companies, mortgage banking companies, finance companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers all actively engaged in providing various types of loans and other financial services.

      In recent years the competitive environment in the New England banking industry has expanded to include larger out-of-region bank holding companies. In 1987, the Vermont legislature enacted the Interstate Banking Act, which permitted, during a phase-in period, acquisitions of Vermont banks and bank holding companies by bank holding companies based in the states of Connecticut, Maine, Massachusetts, New Hampshire and Rhode Island, so long as such states permitted acquisitions by Vermont institutions on terms not substantially more restrictive. Effective February 1, 1990, the act permitted interstate banking on a nationwide reciprocal basis.

Supervision and Regulation

      Banknorth and its subsidiaries are subject to regulation and supervision by a variety of government agencies including the Federal Reserve system, the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Vermont Department of Banking and Insurance. As a bank holding company, Banknorth is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "Act"), and its examination and reporting requirements. The Act requires Banknorth to obtain the prior approval of the Board of Governors of the Federal Reserve System for bank acquisitions, limits the shares of out-of-state banking organizations unless permitted by state law and prescribes limitations on the non-banking activities of the Company.

      Banknorth Group and its direct or indirect subsidiaries, are considered "affiliates" for the purpose of Section 19(i) of the Federal Deposit Insurance Act, as amended, and are thus subject to limitations with respect to their ability to make loans and other extensions of credit to, or investments in, each other, and are likewise subject to specific restrictive collateral security requirements in respect to certain loans or other extensions of credit.

      The banking industry is affected by the monetary and fiscal policies of government agencies, including the Federal Reserve System. An important function of the Federal Reserve System is to regulate aggregate national bank credit and money through such means as open market dealings in securities, establishment of the discount rate on bank borrowings and changes in reserve requirements against bank deposits.

      The United States Congress has periodically considered and adopted legislation which has resulted in, and could result in further, deregulation of both banks and other financial institutions. Such legislation could relax or eliminate geographic restrictions on banks and bank holding companies and could place Banknorth and its subsidiaries in more direct competition with other financial institutions, including mutual funds, securities and brokerage firms, and investment banking firms. No assurance can be given as to whether any additional national legislation will be adopted and as to the effect of such legislation on the business of Banknorth.

      The Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) and the Federal Deposit Insurance Company Improvement Act (FDICIA) are laws enacted that have changed various aspects of the banking industry, including regulator oversight and reporting issues.

      In addition, the passage of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, which among other things provides for the recapitalization of the Savings Association Insurance Fund ("SAIF") and for the eventual merger of the SAIF and the Bank Insurance Fund ("BIF"), has resulted in higher BIF assessments for 1997 and future years.

Properties

      As of December 31, 1996, Banknorth subsidiaries operated 58 community banking offices and 75 automated banking machines throughout the states of Vermont, Massachusetts and New Hampshire. The Company's headquarters are located at 300 Financial Plaza, Burlington, Vt.

      The Company leases certain premises from third parties under terms and conditions considered by management to be favorable to the Company.

      Additional information relating to the Company's properties is set forth in note 7 to the consolidated financial statements on page 33 of the Annual Report and incorporated herein by reference.

Legal Proceedings

      Banknorth and certain of its subsidiaries have been named as defendants in various legal proceedings arising from their normal business activities. Although the amount of any ultimate liability with respect to such proceedings cannot be determined, in the opinion of management, based upon the opinion of counsel, any such liability will not have a material effect on the consolidated financial position of Banknorth and its subsidiaries.

Market for Registrant's Common Equity and Related Shareholder Matters

      Banknorth's common stock, $1.00 par value per share (the "Common Stock"), began trading in the over-the-counter market, quoted on the Nasdaq National Market System ("Nasdaq"). As of December 31, 1996, there were 4,150 holders of record of the Common Stock.

      Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the Board of Directors and, in the event of dissolution and liquidation, to receive the net assets of Banknorth remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on the payment of dividends by the Company and its bank subsidiaries is set forth under "Business -- Supervision and Regulation" and in note 14 to the consolidated financial statements on pages 37-38 in the Annual Report and incorporated herein by reference.

Changes in and Disagreements with Accountants on Accounting and Financial
 Disclosure

      There were no changes in accountants, nor were there any disagreements with the accountants on accounting and financial disclosure.


Part IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    a.3.  Exhibits Reg. S-K Item 601 Exhibit Table

          Item No.

          (3) Articles of incorporation and by-laws (previously filed with the Commission as Exhibit 4 to the Company's Current
                Report on Form 8-K dated November 30, 1989, as amended on Form 8-K/A dated December 7, 1995, and incorporated herein by reference).

                (4)(i) Common Stock Certificate of the Company, previously filed with the Commission as Exhibit 4 to the Company's Current Report on Form 8-K dated November 30, 1989, as amended on Form 8-K/A dated December 7, 1995, and incorporated herein by reference.

                (4)(ii) Rights Agreement dated as of November 27, 1990 between the Company and Mellon Securities Trust Company, as rights agent, previously filed with the Commission as
                         Exhibit 1 to the Company's Registration Statement on Form 8-A dated November 29, 1990, and incorporated herein by reference.

                (4)(iii) First Amendment to Rights Agreement, dated as of
                         February 13, 1996, between the Company and Mellon Securities Trust Company, as Rights Agent, previously filed with the Commission as Exhibit 3 to the Company's amended Registration Statement on Form 8-A/A dated March 1, 1996, and incorporated herein by reference.

          (10)  Material contracts

                10(i) Supplemental Retirement Agreement dated November 1, 1987, between the Company and William H. Chadwick, previously filed with the Commission as Exhibit 10(xiv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

                10(ii) Employment Agreement dated December 21, 1994, between the Company and William H. Chadwick, previously filed with the Commission as Exhibit 10(xiv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

                10(iii) Change-in-control Agreement, dated December 21, 1994, between the Company and Thomas J. Pruitt, previously filed with the Commission as Exhibit 10(xv) to the Company's Annual report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

                10(iv) Banknorth Group, Inc. Comprehensive Long-term Executive Incentive Compensation Plan, as amended and restated July 26, 1994, previously filed as Exhibit 10(4) to the Company's Registration Statement on Form S-3 (Reg. No. 33-80273), and incorporated herein by reference.

                10(v) 1994 Deferred Compensation Plan for Directors and Selected Executive Officers of Banknorth Group, Inc. and Participating Affiliates, amended and restated as of January 1, 1996, previously filed with the Commission as Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

                10(vi) Banknorth Group, Inc. Supplemental Employees Retirement Plan, dated January 1, 1995, previously filed with the Commission as Exhibit 10(xvi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

                10(vii) Banknorth Group, Inc. 1996 Management Incentive
                        Compensation Plan, previously filed as Exhibit 10(10) to the Company's Registration Statement on Form S-3 (Reg. No. 33-80273), and incorporated herein by reference.

                10(viii) Banknorth Group, Inc. 1997 Management Incentive
                         Compensation Plan.

                10(ix) Change-in-Control Agreement, dated January 1, 1996, between the Company and Richard J. Fitzpatrick., previously filed with the Commission as Exhibit 10(xi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

                10(x) Change-in-Control Agreement, dated January 1, 1996, between the Company and Robert M. Gillis, previously filed with the Commission as Exhibit 10(xii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.

                10(xi) Credit Agreement (as amended), dated October 14, 1994, among Banknorth Group, Inc, the lenders named therein, and The First National Bank of Chicago, as Agent, previously filed as Exhibit 10(9) to the Company's Registration Statement on Form S-3 (Reg. No. 33-80273), and incorporated herein by reference. (Replaced by Exhibit 10 (xii) listed below.)

                10(xii) Credit Agreement, dated December 16, 1996, among
                        Banknorth Group, Inc., the lenders named therein, and The First National Bank of Chicago, as Agent.

          (11)  Statement re Computation of Per Share Earnings

                Earnings per share computations are based on the weighted average number of shares outstanding after giving retroactive effect to stock dividends and poolings of interest. The effect of the outstanding stock option awards, which are fully described in the note 16 to the 1996 Banknorth Group, Inc. consolidated financial statements, is not significant to the calculation of the per share earnings. Weighted average number of shares outstanding for each year in the period 1992 to 1996 are as follows:

                           1996       7,703,758
                           1995       6,804,425
                           1994       6,804,425
                           1993       6,804,425
                           1992       6,804,425

          (13) The Corporation's 1996 Annual Report to Shareholders, specifically designated portions of which have been incorporated by reference in this Report on Form 10-K, is filed herewith.

          (21)  Subsidiaries of Banknorth Group, Inc.

                    The Howard Bank, N.A.--Vermont

                    First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company--Vermont

                    Franklin Lamoille Bank--Vermont

                    Granite Savings Bank and Trust Company--Vermont

                    Woodstock National Bank-- Vermont

                    North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank-- New Hampshire

                    The Stratevest Group, N.A.-- Vermont

                    First Massachusetts Bank, N.A., and its wholly owned subsidiaries, First Massachusetts Security Corporation (commenced operations on January 1, 1997), and North-group Investment and Insurance Services, Inc. (commencing operations in April, 1997)-- Massachusetts

                    North Group Realty, Inc.--Vermont

          (23)  Independent Auditors' Report

                Consent of Independent Public Accountants

          (99) The Proxy Statement for the Corporation's 1997 Annual Meeting of Shareholders to be filed with the commission is incorporated herein by reference.


Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Banknorth Group, Inc.

By:  /s/ WILLIAM H. CHADWICK           By:  /s/ THOMAS J. PRUITT
     -------------------------------        -----------------------------------
     William H. Chadwick                    Thomas J. Pruitt
     President and Chief Executive          Executive Vice President and Chief
     Officer                                Financial Officer



Date: March 25, 1997


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Name                                   Title                                  Date

/s/  LUTHER F. HACKETT               Director, Chairman of the Board                    March 25, 1997
----------------------------------
     Luther F. Hackett

/s/  WILLIAM H. CHADWICK             Director, President and Chief Executive            March 25, 1997
----------------------------------   Officer (Principal Executive Officer)
     William H. Chadwick

/s/  THOMAS J. PRUITT                Executive Vice President and Chief Financial       March 25, 1997
----------------------------------   Officer (Principal Financial Officer)
     Thomas J. Pruitt

/s/  NEAL E. ROBINSON                Treasurer and Principal Accounting Officer         March 25, 1997
----------------------------------
     Neal E. Robinson

/s/  THOMAS J. AMIDON                Director                                           March 25, 1997
----------------------------------
     Thomas J. Amidon

/s/  JACQUELINE D. ARTHUR            Director                                           March 25, 1997
----------------------------------
     Jacqueline D. Arthur

/s/  NORDAHL L. BRUE                 Director                                           March 25, 1997
----------------------------------
     Nordahl L. Brue

/s/  ROBERT A. CARRARA               Director                                           March 25, 1997
----------------------------------
     Robert A. Carrara

/s/  SUSAN C. CRAMPTON               Director                                           March 25, 1997
----------------------------------
     Susan C. Crampton

/s/  RICHARD J. FLEMING              Director                                           March 25, 1997
----------------------------------
     Richard J. Fleming

/s/  KATHLEEN HOISINGTON             Director                                           March 25, 1997
----------------------------------
     Kathleen Hoisington

/s/  RICHARD M. NARKEWICZ, M.D.      Director                                           March 25, 1997
----------------------------------
     Richard M. Narkewicz, M.D.

/s/  R. ALLAN PAUL                   Director                                           March 25, 1997
----------------------------------
     R. Allan Paul

/s/  ANGELO P. PIZZAGELLI            Director                                           March 25, 1997
----------------------------------
     Angelo P. Pizzagalli

/s/  MARGARET E. RICHEY              Director                                           March 25, 1997
----------------------------------
     Margaret E. Richey

/s/  THOMAS P. SALMON                Director                                           March 25, 1997
----------------------------------
     Thomas P. Salmon



A Glossary of Terms





Basis Risk

Basis risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.

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

Earnings per share

Net income divided by average shares outstanding during the period, including the effect of stock options, if significant.

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

Non-performing assets

When other real estate owned (OREO) and repossessed assets is added to non-performing loans, the result is defined as non-performing assets.

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