Form 10-K/A
period 1996-12-31
BANKNORTH GROUP INC /NEW/ /DE/
filed 1997-03-31
CIK 851105

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) 0F THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 1, 1997, was $332,632,540

As of March 26, 1997, 7,826,648 shares of the registrant's common stock were issued and outstanding.

                     DOCUMENTS  INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K/A:

                             Document                                     Part
                             --------                                     ----

Annual Report to Shareholders For the Year Ended December 31, 1996        I,II
Proxy Statement for the 1997 Annual Meeting of Shareholders                III




                                                                           Page
                                                                           ----

Management's Discussion and Analysis of Financial Condition and Results
 of Operations..........................................................     1

Five Year Selected Financial Data ......................................    19

Summary of Unaudited Quarterly Financial Information....................    20

Management's Statement of Responsibility................................    21

Independent Auditors' Report............................................    22

Consolidated Statements of Income.......................................    23

Consolidated Balance Sheets.............................................    24

Consolidated Statements of Changes in Shareholders' Equity..............    25

Consolidated Statements of Cash Flows...................................    26

Notes to Consolidated Financial Statements..............................    27

Form 10-K...............................................................    48

Signatures..............................................................    53

Glossary of Terms.......................................................    54



1996 FINANCIAL HIGHLIGHTS
Dollars in thousands, except per share data


                                              Years Ended December 31,
                                              1996           1995           Percent Change

INCOME DATA
Net interest income, taxable equivalent     $     109,467    $      85,331           28.3%
Net interest margin                                  4.86%            4.79%           1.5

Net income                                  $      25,390    $      22,373           13.5
Earnings per share                                   3.30             3.29            0.3

PERIOD END BALANCES
Assets                                      $   2,601,323    $   1,910,174           36.2
Earning assets                                  2,425,902        1,779,593           36.3
Loans                                           1,848,232        1,351,053           36.8
Goodwill                                           36,142            8,553          322.6
Deposits                                        2,066,064        1,560,769           32.4
Short-term borrowings                             280,461          116,213          141.3
Long-term debt                                     25,923           55,997          (53.7)
Shareholders' equity                              206,737          159,936           29.3
Shares outstanding                              7,826,648        6,804,425           15.0

AVERAGE BALANCES
Assets                                      $   2,405,407    $   1,875,400           28.3
Earning assets, net of fair value adjustment    2,252,385        1,781,836           26.4
Loans                                           1,730,720        1,329,188           30.2
Goodwill                                           34,582            9,007          283.9
Deposits                                        1,989,006        1,453,878           36.8
Short-term borrowings                             159,672          164,010           (2.6)
Long-term debt                                     43,951           94,107          (53.3)
Shareholders' equity                              191,279          145,950           31.1
Weighted average shares outstanding             7,703,758        6,804,425           13.2

KEY RATIOS
Return on average total assets                       1.06%            1.19%         (10.9)
Return on average shareholders' equity              13.27            15.33          (13.4)
Efficiency ratio                                    62.11            65.11           (4.6)

Net loan charge-offs to average loans                0.34             0.28           21.4
Provision for loan losses to average loans           0.32             0.33           (3.0)
Allowance for loan losses to loans, p.e.             1.27             1.64          (22.6)
Allowance for loan losses coverage of non-perf     124.00           158.15          (21.6)
Non-performing assets to total assets, p.e.          0.76             0.79           (3.8)

Total capital to risk-adjusted assets, p.e.         10.35            12.48          (17.1)
Tier 1 capital to risk-adjusted assets, p.e.         9.11            11.22          (18.8)
Tier 1 capital to quarterly average total asse       6.91             8.05          (14.2)
Tangible equity to tangible assets                   6.65             7.96          (16.5)


Volume & Per Share Information of Common Stock:


                                              Range of
                Net       Cash     Tangible   Stock Prices                      Trading
              Income    Dividends  Book Value   High        Low       Close      Volume

    1994
1st Qtr.        $0.36      $0.15     $19.07     $20.75     $18.00     $18.38     479,085
2nd Qtr.         0.50       0.15      18.94      22.50      17.75      20.56     559,590
3rd Qtr.         0.65       0.15      19.34      26.00      20.50      24.25   1,713,387
4th Qtr.         0.85       0.15      18.54      24.75      21.50      22.00     654,308
    1995
1st Qtr.        $0.77      $0.23     $19.42     $25.75     $21.75     $23.50     457,704
2nd Qtr.         0.80       0.23      20.31      27.00      23.50      26.88     371,940
3rd Qtr.         0.86       0.23      21.05      35.50      26.25      33.25     812,154
4th Qtr.         0.86       0.23      22.25      39.50      29.75      38.50     563,741
    1996
1st Qtr.        $0.65      $0.25     $19.38     $38.50     $32.50     $35.25   1,149,471
2nd Qtr.         0.87       0.25      19.89      36.25      32.50      34.25   1,093,788
3rd Qtr.         0.87       0.25      20.74      37.50      31.50      37.38     661,529
4th Qtr.         0.90       0.25      21.80      41.50      34.50      41.50     868,350


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



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A report to be signed on its behalf by the undersigned thereunto duly authorized.



    BANKNORTH GROUP, INC.
              Registrant



Date:  03/31/97                      /s/  THOMAS J. PRUITT
                                          --------------------------------
                                          Thomas J. Pruitt
                                          Executive Vice President &
                                          Chief Financial Officer




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