Form 10-Q
period 1997-03-31
BANKNORTH GROUP INC /NEW/ /DE/
filed 1997-05-14
CIK 851105

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

      Commission file number (0-18173)


                            BANKNORTH GROUP, INC.
           (Exact name of registrant as specified in its charter)




              DELAWARE                               03-0321189
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)             Identification Number)




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



      Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities
Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

7,826,648 shares of common stock, $l.00 par, outstanding on March 31, 1997.


INDEX TO FORM 10-Q


PART I                                                                     PAGE
-------------------------------------------------------------------------------

             Financial Highlights (Unaudited)                                 1

     Item l  Interim Financial Statements

             Consolidated Statements of Income for the Three Months
              Ended March 31, 1997 and 1996 (Both unaudited)                  2

             Consolidated Balance Sheets at March 31, 1997 (Unaudited),
              December 31, 1996 and March 31, 1996 (Unaudited)                3

             Statements of Changes in Shareholders' Equity for the
              Period January 1, 1996 to March 31, 1997 (Unaudited)            4

             Consolidated Statements of Cash Flows for the Three Months
              Ended March 31, 1997 and 1996 (Both unaudited)                  5

             Notes to Unaudited Interim Consolidated Financial Statements     6

             Independent Auditors' Report                                     7

     Item 2  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8


PART II
-------------------------------------------------------------------------------

     Item 1  Legal Proceedings                                              N/A

     Item 2  Changes in Securities                                          N/A

     Item 3  Defaults Upon Senior Securities                                N/A

     Item 4  Submission of Matters to a Vote of Security Holders            N/A

     Item 5  Other Information                                              N/A

     Item 6  Exhibits and Reports on Form 8-K                                23

             Signatures                                                      24

             Glossary                                                        25



Financial Highlights (Unaudited)

                                                                            Three Months                  Twelve Months
                                                                           Ended March 31,              Ended December 31,
                                                                      -------------------------     -------------------------
(Dollars in thousands, except share and per share data)                  1997           1996           1996           1995
                                                                      -------------------------------------------------------

Income Data
  Interest income                                                     $   50,982     $   43,133     $  190,008     $  152,624
  Interest expense                                                        22,434         18,517         81,140         67,980
                                                                      -------------------------------------------------------
      Net interest income                                                 28,548         24,616        108,868         84,644
  Provision for loan losses                                                1,750          1,300          5,600          4,375
                                                                      -------------------------------------------------------
      Net interest income after provision for loan losses                 26,798         23,316        103,268         80,269

  Non-interest income                                                      6,626          5,886         25,303         20,910

  Goodwill amortization                                                    1,306            731          4,652            632
  Other expenses                                                          21,675         21,422         86,548         69,957
                                                                      -------------------------------------------------------
      Total non-interest expense                                          22,981         22,153         91,200         70,589
                                                                      -------------------------------------------------------
  Income before income taxes                                              10,443          7,049         37,371         30,590
  Income taxes                                                             3,393          2,299         11,981          8,217
                                                                      -------------------------------------------------------
      Net income                                                      $    7,050     $    4,750     $   25,390     $   22,373
                                                                      =======================================================

Share And Per Share Data
  Weighted average number of shares outstanding                        7,826,648      7,332,386      7,703,758      6,804,425
  Net income                                                          $     0.90     $     0.65     $     3.30     $     3.29

  Shares outstanding, p.e.                                             7,826,648      7,826,648      7,826,648      6,804,425
  Book value                                                          $    26.55     $    24.50     $    26.41     $    23.50
  Tangible book value, p.e.                                                22.10          19.38          21.80          22.25

  Cash dividends declared                                                   0.29           0.25           1.00           0.92
  Market price:
    High                                                                   46.25          38.50          41.50          39.50
    Low                                                                    40.00          32.50          31.50          21.75
    Close                                                                  40.50          35.25          41.50          38.50
  Share volume                                                           899,366      1,149,471      3,773,138      2,205,539
  Average monthly share volume                                           299,789        383,157        314,428        183,795

Average Balances
  Assets                                                              $2,617,498     $2,159,688     $2,405,407     $1,875,400
  Earning assets, net of fair value adjustment                         2,461,629      2,022,082      2,252,385      1,781,836
  Loans                                                                1,864,504      1,538,784      1,730,720      1,329,188
  Goodwill                                                                35,600         23,511         34,582          9,007
  Deposits                                                             2,065,842      1,785,940      1,989,006      1,453,878
  Short-term borrowed funds                                              295,780        124,853        159,672        164,010
  Long-term debt                                                          24,887         52,411         43,951         94,107
  Shareholders' equity                                                   207,678        175,518        191,279        145,950

Key Ratios
  Return on average assets                                                  1.09%          0.88%          1.06%          1.19%
  Return on average shareholders' equity                                   13.77          10.88          13.27          15.33
  Efficiency ratio                                                         61.37          62.73          62.11          65.11

  Net loan charge-offs to average loans                                     0.35           0.22           0.34           0.28
  Provision for loan losses to average loans                                0.38           0.34           0.32           0.33
  Allowance for loan losses to loans, p.e.                                  1.24           1.39           1.27           1.64
  Allowance for loan losses coverage of non-performing loans, p.e.        123.27         158.21         124.00         158.15
  Non-performing assets to total assets, p.e.                               0.76           0.66           0.76           0.79

  Total capital to risk-adjusted assets, p.e.                              10.43          10.32          10.35          12.48
  Tier 1 capital to risk-adjusted assets, p.e.                              9.22           9.07           9.11          11.22
  Tier 1 capital to quarterly average total assets (Leverage)               6.92           7.29           6.91           8.05
  Tangible shareholders' equity to tangible assets, p.e.                    6.62           6.39           6.65           7.96


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                            Three Months
                                                           Ended March 31,
                                                          ------------------
(In thousands, except per share data)                      1997       1996
                                                          ------------------

Interest Income:
  Interest and fees on loans                              $41,832    $35,817
  Interest on money market investments                        114        405
  Interest on securities available for sale                 8,448      6,050
  Interest on investment securities                           588        861
                                                          ------------------
      Total interest income                                50,982     43,133

Interest Expense:
  Deposits                                                 18,384     16,336
  Short-term borrowed funds                                 3,655      1,416
  Long-term debt                                              395        765
                                                          ------------------
      Total interest expense                               22,434     18,517
                                                          ------------------

Net Interest Income                                        28,548     24,616
  Less: provision for loan losses                           1,750      1,300
                                                          ------------------

Net interest income after provision for loan losses        26,798     23,316
                                                          ------------------

Other Operating Income:
  Income from fiduciary activities                          2,022      1,996
  Service charges on depositor accounts                     1,856      1,340
  Card product income                                         720        599
  Loan servicing income                                       689        679
  Net loan transactions                                       235        601
  Net securities transactions                                  18          3
  Other income                                              1,086        668
                                                          ------------------
      Total other operating income                          6,626      5,886

Other Operating Expenses:
  Salaries                                                  8,966      8,375
  Employee benefits                                         2,326      2,171
  Net occupancy  expenses                                   1,975      1,786
  Equipment and software expenses                           1,756      1,433
  Data processing fees                                      1,207      1,108
  FDIC deposit insurance and other regulatory expenses        187         99
  Other real estate owned and repossession expenses            97         30
  Legal and professional fees                                 794        857
  Printing and supplies expenses                              597      1,426
  Advertising and marketing expenses                          614      1,097
  Amortization of goodwill                                  1,306        731
  Other expenses                                            3,156      3,040
                                                          ------------------
      Total other operating expenses                       22,981     22,153
                                                          ------------------

Income before income tax expense                           10,443      7,049
Income tax expense                                          3,393      2,299
                                                          ------------------

Net Income                                                $ 7,050    $ 4,750
                                                          ==================

Net income per share                                      $  0.90    $  0.65
                                                          ==================


See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

                                                                     March 31,     December 31,     March 31,
(In thousands, except share and per share data)                        1997            1996           1996
                                                                    ------------------------------------------
                                                                    (Unaudited)                    (Unaudited)

Assets
  Cash and due from banks                                           $   84,726     $   91,871      $   87,251
  Money market investments                                                 101            101           3,600
                                                                    -----------------------------------------
      Cash and cash equivalents                                         84,827         91,972          90,851
                                                                    -----------------------------------------

  Securities available for sale, at fair value                         542,861        531,269         442,452
  Loans held for sale                                                    8,533         12,106          17,766
  Investment securities                                                 31,977         34,194          47,154

  Loans                                                              1,899,495      1,848,232       1,735,050
  Less: allowance for loan losses                                       23,638         23,520          24,183
                                                                    -----------------------------------------
      Net loans                                                      1,875,857      1,824,712       1,710,867
                                                                    -----------------------------------------

  Accrued interest receivable                                           15,275         15,148          14,798
  Premises, equipment and software, net                                 29,341         29,448          29,639
  Other real estate owned and repossessed assets                         1,013            921             623
  Goodwill                                                              34,836         36,142          40,063
  Capitalized mortgage servicing rights                                  4,233          3,921           3,729
  Other assets                                                          19,907         21,490          16,164
                                                                    -----------------------------------------

      Total assets                                                  $2,648,660     $2,601,323      $2,414,106
                                                                    =========================================

Liabilities and Shareholders' Equity
  Deposits:
    Demand deposits                                                 $  281,164     $  287,598      $  259,833
    NOW accounts & money market savings                                787,801        773,870         762,225
    Regular savings                                                    212,651        215,364         245,476
    Time deposits $100 thousand and greater                             88,173         91,245          79,268
    Time deposits under $100 thousand                                  708,527        697,987         693,823
                                                                    -----------------------------------------
      Total deposits                                                 2,078,316      2,066,064       2,040,625
                                                                    -----------------------------------------

  Short-term borrowed funds:
    Federal funds purchased                                             12,430         23,305              --
    Securities sold under agreements to repurchase                     147,643        116,484          98,712
    Borrowings from U.S. Treasury                                       16,839         11,672          13,198
    Borrowings from Federal Home Loan Bank of Boston                   140,000        129,000              --
                                                                    -----------------------------------------
      Total short-term borrowed funds                                  316,912        280,461         111,910
                                                                    -----------------------------------------

  Long-term debt:
    Federal Home Loan Bank of Boston term notes                         11,329         12,923          32,566
    Bank term loan                                                      12,350         13,000          16,800
                                                                    -----------------------------------------
      Total long-term debt                                              23,679         25,923          49,366
                                                                    -----------------------------------------

  Accrued interest payable                                               4,257          3,914           4,649
  Other liabilities                                                     17,722         18,224          15,835
                                                                    -----------------------------------------

      Total liabilities                                              2,440,886      2,394,586       2,222,385
                                                                    -----------------------------------------

  Shareholders' equity:
    Common stock, $1.00 par value; authorized 20,000,000 shares;
     issued and outstanding 7,826,648 shares                             7,827          7,827           7,827
    Surplus                                                             87,377         87,410          87,091
    Retained earnings                                                  119,755        115,130         100,701
    Unamortized employee restricted stock                               (1,028)        (1,153)           (745)
    Net unrealized losses on securities available for
     sale, net of tax                                                   (6,157)        (2,477)         (3,153)
                                                                    -----------------------------------------

      Total shareholders' equity                                       207,774        206,737         191,721
                                                                    -----------------------------------------

      Total liabilities and shareholders' equity                    $2,648,660     $2,601,323      $2,414,106
                                                                    =========================================


See accompanying notes to unaudited interim consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                      Net
                                                                                    Unearned       Unrealized
                                                                                   Portion of    Gains (Losses)
                                                                                    Employee     On Securities,
                                               Common                 Retained     Restricted    Available for
(In thousands, except per share data)          Stock      Surplus     Earnings       Stock      Sale, Net of Tax    Total
                                               ----------------------------------------------------------------------------


Balance, January 1, 1996                       $6,804     $56,023     $ 97,978     $  (898)         $    29        $159,936

Net income                                         --          --       25,390          --               --          25,390
Issuance of common stock, net of expenses       1,023      31,193           --          --               --          32,216
Adjustment of securities available for sale
 to fair value, net of tax                         --          --           --          --           (2,506)         (2,506)
Cash dividends $1.00 per share                     --          --       (7,827)         --               --          (7,827)
Issuance of employee restricted stock              --          --           --        (371)              --            (371)
Amortization of employee restricted stock          --         194           --         116               --             310
Exercise of employee stock options                 --          --         (411)         --               --            (411)
                                               ----------------------------------------------------------------------------
Balance, December 31, 1996                     $7,827     $87,410     $115,130     $(1,153)         $(2,477)       $206,737
                                               ============================================================================

Net income                                         --          --        7,050          --               --           7,050
Adjustment of securities available for sale
 to fair value, net of tax                         --          --           --          --           (3,680)         (3,680)
Cash dividends $.29 per share                      --          --       (2,270)         --               --          (2,270)
Amortization of employee restricted stock          --         (33)          --         125               --              92
Exercise of employee stock options                 --          --         (155)         --               --            (155)
                                               ----------------------------------------------------------------------------
Balance, March 31, 1997 (Unaudited)            $7,827     $87,377     $119,755     $(1,028)         $(6,157)       $207,774
                                               ============================================================================


See accompanying notes to unaudited interim consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
(In thousands)                                                                         1997              1996
                                                                                     ----------------------------

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
      Net income                                                                     $  7,050          $   4,750

Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization of premises, equipment and software                     1,186              1,020
  Amortization of goodwill                                                              1,306                731
  Net accretion of investment securities                                                  (93)              (114)
  Net amortization of securities available for sale                                       795                468
  Provision for loan losses                                                             1,750              1,300
  Adjustment of other real estate owned to estimated fair value                            65                 16
  Provision for deferred tax expense (benefit)                                            185               (281)
  Amortization of employee restricted stock                                                92                 28
  Exercise of employee stock options                                                     (155)               (70)
  Net securities transactions                                                             (18)                (3)
  Net gain on sale of other real estate owned and repossessed assets                     (151)              (163)
  Proceeds from sale of loans held for sale                                            25,165             54,122
  Originations and purchases of loans held for resale                                 (39,750)           (59,445)
  Net gain on sale of loans held for sale                                                (235)              (601)
  Increase in interest receivable                                                        (127)            (1,369)
  Increase in interest payable                                                            343                309
  Decrease (increase) in other assets and other intangibles                             3,306               (280)
  Increase (decrease) in other liabilities                                               (502)             2,314
                                                                                     ---------------------------

      Total adjustments                                                                (6,838)            (2,018)
                                                                                     ---------------------------

      Net cash provided by  operating activities                                          212              2,732
                                                                                     ---------------------------

Cash flows from investing activities:
  Net cash provided by acquisition                                                         --            124,141
  Proceeds from maturity and call of securities available for sale                     15,188             50,714
  Proceeds from maturity and call of investment securities                              2,328              2,663
  Proceeds from sale of securities available for sale                                      --             20,235
  Purchase of securities available for sale                                           (33,469)          (159,698)
  Proceeds from sale of OREO and repossessed assets                                       943              1,015
  Loans purchased                                                                     (26,352)                --
  Net (increase) decrease in originated loans                                          (9,099)            20,491
  Capital expenditures                                                                 (1,085)            (1,870)
                                                                                     ---------------------------

      Net cash provided by (used in) investing activities                             (51,546)            57,691
                                                                                     ---------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                                  12,252            (78,658)
  Net increase (decrease) in short-term borrowed funds                                 36,451             (4,303)
  Issuance of common stock, net of expenses                                                --             32,216
  Payments on long term debt                                                           (2,244)            (6,631)
  Dividends paid                                                                       (2,270)            (1,957)
                                                                                     ---------------------------

      Net cash provided by (used in) financing activities                              44,189            (59,333)
                                                                                     ---------------------------

Net increase (decrease) in cash and cash equivalents                                   (7,145)             1,090
                                                                                     ---------------------------

Cash and cash equivalents at beginning of period                                       91,972             89,761
                                                                                     ---------------------------

Cash and cash equivalents at end of period                                           $ 84,827          $  90,851
                                                                                     ===========================

Additional disclosure relative to statement of cash flows:
  Interest paid                                                                      $ 22,091          $  17,782
                                                                                     ===========================
  Taxes paid                                                                         $    106          $   5,077
                                                                                     ===========================

Supplemental schedule of non-cash investing and financing activities:
  Net transfer of loans to OREO and repossessed assets                               $    949          $     322
  Net transfer of loans held for sale to loan status                                   18,393              7,080
  Adjustment to securities available for sale to fair value, net of tax                (3,680)            (3,182)

  Fair value of assets acquired in acquisition                                             --            405,741
  Fair value of liabilities assumed                                                        --            560,340


See accompanying notes to unaudited interim consolidated financial statements.



Notes to Unaudited Interim Consolidated Financial Statements

1. The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries, First Massachusetts Bank, N.A., North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank, The Howard Bank, N.A., First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company, Franklin Lamoille Bank, Granite Savings Bank and Trust Company, Woodstock National Bank, The Stratevest Group, N.A. and North Group Realty, Inc. It is the opinion of management that the accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which are considered necessary to report fairly the financial position as of March 31, 1997 and 1996, the Consolidated Statements of Income for the three months ended March 31, 1997 and 1996, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 and the Consolidated Statements of Changes in Shareholders' Equity for the period January 1, 1996 through March 31, 1997. The accompanying unaudited interim consolidated financial statements should be read in conjunction with Banknorth Group, Inc.'s consolidated year end financial statements, including notes thereto, which are included in Banknorth Group, Inc.'s 1996 annual report to shareholders on Form 10-K.

2. Earnings per share were calculated based on 7,826,648 and 7,332,386 weighted average shares issued and outstanding during the three month periods ended March 31, 1997 and 1996, respectively. The effect of the outstanding stock option awards is not material to the calculation of earnings per share.

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). This Statement simplifies the standards for computing EPS making them comparable to international EPS standards and supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

      Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. This Statement requires restatement of all prior-period EPS data presented. Management does not anticipate the effect of the adoption of SFAS No. 128 to be material.


[LOGO]   KPMG Peat Marwick LLC
         74 N. Pearl St.
         Albany, New York  12207


                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Banknorth Group, Inc.

We have reviewed the consolidated balance sheets of Banknorth Group, Inc. and subsidiaries ("the Company") as of March 31, 1997 and 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996, and the consolidated statement of changes in shareholders' equity for the three month period ended March 31, 1997. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists prinicipally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Banknorth Group, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended (not presented herein) and consolidated statement of changes in shareholders' equity for the year then ended; and in our report dated January 24, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 and the consolidated statement of changes in shareholders' equity for the year ended December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of changes in shareholders' equity from which it has been derived.


                                       /S/ KPMG PEAT MARWICK LLP

April 25, 1997


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The review that follows focuses on the factors affecting the financial condition and results of operations of Banknorth Group, Inc. ("Banknorth" or "Company") during the three months ended March 31, 1997, with comparisons to 1996 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. Balances discussed are daily averages unless otherwise described. The unaudited consolidated interim financial statements, as well as the 1996 annual report to shareholders' should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

      Except for historical information contained herein, the matters contained in this review are "forward-looking statements" that involve risk and uncertainties, including statements concerning future events or performance and assumptions and other statements which are other than statements of historical facts. The Company wishes to caution readers that the following important factors, among others, could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:

      * the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its banking subsidiaries must comply, the cost of such compliance and the potentially material adverse effects if the Company or any of its banking subsidiaries were not in substantial compliance either currently or in the future as applicable;
      * the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or changes in the Company's organization, compensation and benefit plans;
      * the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional" and other out-of-state banking organizations as well as non-bank providers of various financial services;
      * uncertainties due to the limited amount of operating history of the Company's Massachusetts subsidiary;
      *   the effect of unforeseen changes in interest rates;
      * the effects of changes in the business cycle and downturns in the local, regional or national economies.

OVERVIEW
      Banknorth recorded net income of $7.1 million, or $.90 per share for the three months ended March 31, 1997, as compared to $4.8 million, or $.65 per share recorded in the same period in 1996.

During the first quarter of 1997:
      *   The quarterly cash dividend was increased to $.29 per share.
      * The Company earned a return on average shareholders' equity of 13.77%.
      *   The effiency ratio was 61.37%.

MERGER AND ACQUISITION ACTIVITY
First Massachusetts Bank, N.A. ("FMB")
      On February 16, 1996, Banknorth completed the purchase of thirteen banking offices of Shawmut Bank, N.A. (the "Shawmut branches") in central and western Massachusetts. A new subsidiary, FMB, with principal offices in Worcester, Massachusetts, was organized to own and operate the acquired offices.
      Under the terms of the Purchase and Assumption Agreement with Shawmut Bank, National Association ("Shawmut"), Banknorth paid a premium of $29.2 million, representing 5.23% of deposit liabilities assumed, including accrued interest payable, calculated based upon the average amount of deposits outstanding (including accrued interest payable) over the thirty day period ended February 13, 1996.
      At the closing, the Company assumed total liabilities with an estimated fair value of $560.3 million and acquired total assets, including loans, accrued interest receivable on such loans, certain real property, furniture, fixtures, equipment and other assets, with an estimated fair value of $405.7 million. No loans were past due 90 days or more. In addition, the Company received approximately $124.1 million in cash as consideration for the net liabilities assumed.
      The transaction was accounted for under purchase accounting rules. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. Goodwill, representing the excess of cost over net assets acquired, was $32.1 million, substantially all of which is deductible for income tax purposes, and is being amortized over seven years on a straight-line basis. The results of operations for FMB are included in Banknorth's consolidated financial statements from the date of acquisition forward.
      To complete the transaction, Banknorth issued 1,022,223 shares of common stock in February, 1996. The net proceeds of $32.2 million were used to provide a portion of the initial capital of FMB and to help offset the reduction in the Company's regulatory capital ratios resulting from the acquisition.

ASSET LIABILITY MANAGEMENT
      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary earning assets with additional capacity invested in money market instruments. Earning assets were 93.74% and 93.04% of total assets at March 31, 1997 and 1996, respectively.
      Banknorth, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished through core deposit products offered within the markets served by the Company as well as through the prudent use of purchased liabilities.
      Banknorth's objectives in managing its balance sheet are to limit the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity, under prevailing and forecasted economic conditions, and to maintain an efficient and appropriate mix of core deposits, purchased liabilities and bank term debt.

Earning Assets
      Earning assets of $2.5 billion during the first quarter of 1997, were $439.5 million, or 21.7%, higher than during the first quarter of 1996 primarily due to the addition of FMB. Table A, Mix of Average Earning Assets, shows how the mix of earning assets has changed as compared to the same period in 1996.
      Loans. Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of March 31, 1997 and 1996,and December 31, 1996, while Table A. Mix of Average Earning Assets provides information relating to average balances for the quarters ended March 31, 1997 and 1996.
      Total average loans were $1.9 billion during the period ended March 31, 1997, an increase of $325.7 million, or 21.2%, over the same period in 1996 primarily the result of the addition of FMB and growth. Loan demand was strong during 1996, especially in the markets served by FMB. During the first quarter of 1997, in order to supplement loan originations and to expand the portfolio of earning assets, the Company purchased approximately $26.4 million of primarily residential real estate loans.
      Given current economic indicators, management believes that the Company will see continued but slowing growth in the loan portfolio during the balance of 1997. While the most recent interest rate increase initiated by the Federal Reserve Bank is not expected to significantly impact lending activity in the Company's markets, additional increases could lead to a slow down in lending activity.
      Loans held for sale. Loans designated as held for sale are primarily single-family mortgages originated by the Company's mortgage banking subsidiary or purchased through its wholesale lending operation, awaiting sale into the secondary market or to other Banknorth subsidiaries. Loans originated or purchased by the mortgage company are sold on the secondary market with some level of production, primarily adjustable rate mortgages, retained by the Company to be held in its mortgage portfolio. Loans held for sale were $12.4 million during the first quarter of 1997, $4.8 million, or 27.9% below the three month average during 1996. Recent movements in interest rates have slowed both new loan originations as well as refinancing activity, resulting in a reduced level of mortgage product awaiting sale into the secondary market.
      Securities available for sale. This portfolio is managed on a total return basis with the objective of exceeding the return that would be experienced if investing solely in U.S. Treasury instruments. This category of securities is used primarily for liquidity purposes while simultaneously producing an earnings stream, and is managed under policy limits established for average duration, average convexity and average portfolio life.
      Period end balances in securities available for sale totaled $542.9 million, $531.3 million and $442.5 million at March 31, 1997, December 31, 1996 and March 31, 1996, respectively. The increase of $100.4 million from March 31, 1996 to March 31, 1997 reflects purchases made primarily during the fourth quarter of 1996 and first quarter of 1997 aimed at increasing the size of the earning asset portfolio. Average balances for the three months ended March 31, 1997 and 1996 were $543.8 million and $389.5 million, respectively.
      Investment securities. The designation "investment securities" is made at the time of purchase or transfer based upon the intent and ability to hold these securities until maturity. The management of this portfolio focuses primarily on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. Cash flow guidelines and average duration targets have been established for management of this portfolio. The balance of securities in this category was $32.0 million as of March 31, 1997 as compared to $34.2 million and $47.2 million as of December 31 and March 31, 1996, respectively. The decrease from March 31, 1996 reflects the reinvestment of cash flows generated by this portfolio into the available for sale portfolio during 1996 and thus far in 1997.
      Table C, Securities Available for Sale and Investment Securities provides details of securities available for sale and investment securities at March 31, 1997 and 1996, as well as December 31, 1996.
      Money market investments. Money market investments, primarily Federal funds sold, averaged $7.7 million during the first quarter of 1997, down $20.5 million from the first quarter of 1996. During the first quarter of 1996, the Company maintained high levels of liquidity in anticipation of deposit runoff at the newly formed FMB. The liquidity needs of that bank have reached normal levels resulting in a significant decrease in the investment in short-term money market instruments.
      Income from earning assets. Income from earning assets was $51.1 million for the three month period ended March 31, 1997, as compared to $43.3 million for the same period in 1996. The increase of $7.8 million, or 18.0%, resulted from the full quarter effect of the branch acquisition which gave rise to FMB, as well as increases in earning assets through natural growth. Total earning assets during the first quarter 1997 of $2.5 billion yielded 8.42%, while in 1996 earning assets of $2.0 billion yielded 8.62%. The increase in earning assets contributed $8.7 million towards the increase in interest income, while the decline in yield of 20 basis points caused a decrease of $875 thousand. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest income from earning assets.

Funding Sources
      The Company utilizes various traditional sources of funds to support its earning asset portfolios. Table E, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for the first quarter of 1997 and 1996, and changes, by category, from the first quarter of 1996.
      Core Deposits. Total core deposits averaged $2.0 billion during the three month period ended March 31, 1997, $256.1 million above the first quarter average in 1996. Total core deposits represented 85.6% of total net funding during the first quarter of 1997 as compared to 90.5% during the same quarter of 1996.
      Purchased Liabilities. Total purchased liabilities increased on average from $227.9 million during the first quarter of 1996 to $398.9 million during the first quarter of 1997. The increased borrowings, or purchased liabilities, was the result of the incremental funding requirements related to loan and investment purchases made during 1996 and the first quarter of 1997. As stated previously, various asset purchases were made to increase the Company's earning asset base. Banknorth constantly seeks to fund its earning assets in the most efficient and profitable manner. Accordingly, management expects prudent levels of short-term borrowed funds and long-term debt to continue to be important sources of funding.
      Expense of Interest-Bearing Liabilities. Banknorth's interest expense for the three months ended March 31, 1997, was $22.4 million, $3.9 million, or 21.2%, above 1996. Higher levels of interest bearing liabilities caused the increase in interest expense. Total interest bearing liabilities of $2.1 billion during the first quarter of 1997, were $377.1 million higher than in 1996, and with a total cost of 4.31%, 2 basis points over the corresponding period of the prior year. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest bearing liabilities and interest expense.
Net Interest Income
      Net interest income totaled $28.7 million and $24.8 million for the three month periods ended March 31, 1997 and 1996, respectively. The net interest margin was 4.73% during the first quarter of 1997 as compared to 4.93% during the first quarter of 1996. The yield on earning assets of 8.42% for the first quarter of 1997, was 20 basis points below the corresponding period of the prior year, while the cost of interest bearing liabilities, 4.31% in 1997, increased 2 basis points over the corresponding period of the prior year.
      Included in net interest income is the effect of interest rate swap transactions and interest rate floors. Banknorth utilizes these off-balance sheet instruments to correct imbalances between the re-pricing characteristics of interest earning assets and interest bearing liabilities. A significant portion of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin. To protect the Company from this occurrence, interest rate floors in the notional amount of $295.0 million and interest rate swaps in the notional amount of $50 million were used to mitigate the potential reduction in interest income on certain adjustable and variable rate loans. The aggregate cost of the interest rate floors at the time of purchase was $2.8 million which is being amortized as an adjustment to the related loan yield on a straight line basis over the terms of the agreements. The unamortized balance of the interest rate floors as of March 31, 1997 was $1.9 million. The estimated fair value of these floors was $323 thousand as of March 31, 1997. The estimated fair value of the interest rate swap contracts was $(304) thousand as of March 31, 1997.

Non-Performing Assets
      As categorized by Banknorth Group, non-performing assets include non-performing loans which are those loans in a non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days and still accruing interest. Also included in the total of non-performing assets are foreclosed and in-substance foreclosed real estate properties and repossessed non-real estate assets. Table G, Non-Performing Assets, contains details of non-performing assets.
      Non-performing loans. Non-performing loans totaled $19.2 million, up $208 thousand, or 1.1% from December 31, 1996, and $3.9 million higher than at March 31, 1996, respectively.
      The Company is closely monitoring certain performing loans due to indications of financial difficulty or other factors influencing the ultimate collectibility of those loans.
      Other real estate owned. Total other real estate owned was $1.0 million at March 31, 1997, as compared to $623 thousand at March 31, 1996, and $921 thousand at year end 1996.
      Allowance for loan losses and provision. The balance of the allowance for loan losses ("allowance") is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio, given past, present and expected conditions. Table H, Summary of Loan Loss Experience, provides information regarding types of loans charged off and associated recoveries.
      Loans charged off equaled $2.8 million, or an annualized .59% of average loans for the first quarter of 1997, an increase of $649 thousand from the first quarter of 1996. Recoveries of $1.1 million for the first quarter of 1997, were $121 thousand less than during the same period in 1996. Given the growth in the loan portfolio , management expects an increased level of loan charge-offs in 1997 as compared to that experienced in 1996.
      The provision for loan losses ("provision") for the first quarter of 1997 was $1.8 million, or an annualized .38% of average loans. Provisions of $1.3 million, or an annualized .34% of average loans, and $5.6 million, or
 .32% of average loans were experienced during the first quarter of 1996 and the full year of 1996, respectively.
      Provisions recorded are those necessary to maintain the allowance at a level adequate enough to absorb reasonably predictable loan charge-offs. At March 31, 1997, the allowance provided a coverage of non-performing loans of 123.27% as compared to 158.21% and 124.00% at March 31, 1996 and December 31,1996, respectively.

Liquidity and Interest Rate Sensitivity
      Banknorth seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the Company's ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions. Banknorth's earnings performance and strong capital position enable the Company to raise funds easily in the marketplace and to secure new sources of funding.
      The Company utilized a financial institution borrowing pursuant to a five year credit facility to finance its 1994 acquisition of North American Bank Corporation, parent company of Farmington National Bank. In December, 1996, this credit facility was re-negotiated on terms considered favorable to the Company. The Company's primary source of funds to pay principal and interest under this facility is current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debt under this credit facility is dependent upon the continued ability of the subsidiary banks to pay dividends in an amount sufficient to service such debt.
      The Company actively manages its liquidity position through target ratios established under its liquidity policy. Continual monitoring of these ratios, both historically and through forecasts, allows Banknorth to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such situations arise.
      Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rate due to maturities, re-pricing opportunities and embedded options. Sophisticated forecasting models are utilized to quantify the impact of changes in rates on the Company's net interest income. Specific guidelines relating to interest rate sensitivity have been established by the Company and are monitored on a regular basis.

OTHER OPERATING INCOME AND EXPENSES

Other Operating Income
      Other operating income totaled $6.6 million for the quarter ended March 31, 1997, $740 thousand, or 12.6% higher than that recorded during the first quarter of 1996. Included in other operating income for the first quarter of 1997 was a non-recurring gain on the sale of fixed assets in the amount of $133 thousand. The fixed asset sale was related to check processing equipment which had reached the end of its useful life and was replaced by the more technically advanced imaging equipment.
      Service charge income was $1.9 million during the three months ended March 31, 1997, as compared to $1.3 million during the same quarter of 1996. Increases in transaction fees on deposit accounts and a full quarter of activity at FMB accounted for the increase.
      Card product income in 1997 increased by $121 thousand, or 20.2%, over 1996, the result of the introduction of the Visa check card and growth in the merchant services portfolio.
      Net loan transactions amounted to $235 thousand during the three months ended March 31, 1997, a decrease of $366 thousand from 1996. The decrease in net loan transactions is reflective of reduced loan origination volumes due to the increasing interest rate environment, as well as the highly competitive nature of the mortgage market where pricing on new loans is reducing gains realized at the time of sale.
      Other income, $1.1 million for the three months ended March 31, 1997, increased $418 thousand, or 62.6% over the same period in 1996. A significant portion of the increase resulted from the aforementioned gain on sale of fixed assets. A full quarter of activity at FMB in 1997 also contributed to the increase.

Other Operating Expenses
      Other operating expenses for the first quarter of 1997 were $23.0 million, $828 thousand, or 3.7% above the first three months in 1996. One-time expenses related to the start-up of FMB and Stratevest were approximately $1.8 million during the first quarter of 1996. Other one-time expenses related to a data processing conversion and the transition to a new incentive-based compensation system were approximately $366 thousand, also in 1996. The Company's efficiency ratio, which is adjusted to exclude material one-time income and expenses, was 61.37% for the first quarter of 1997, down from 62.73% during the same period in 1996.
      Salaries expense, the largest component of other operating expenses, was $9.0 million, up $591 thousand, or 7.1% from 1996. The 1996 expense includes one-time costs of approximately $267 thousand related to the startup of FMB. The increase over 1996 is attributable primarily to increased staffing levels necessary to fully staff administrative and credit functions at FMB, as well as normal salary increases.
      Net occupancy expenses of $2.0 million during the three months ended March 31, 1997, were $189 thousand, or 10.6% above the same period in 1996. Contributing to the increase was a full quarter of operation at FMB.
      Equipment and software expenses were $1.8 million and $1.4 million for the quarters ended March 31, 1997 and 1996, respectively. The increase from 1996 to 1997 is attributable to a full quarter of FMB and new technology including imaging equipment and a marketing customer information file system.
      FDIC deposit insurance and other regulatory expense, increased $88 thousand from the same period in 1996. The Federal Deposit Insurance Corporation Improvement Act mandated a reduction in insurance rates when the Bank Insurance Fund achieved a 1.25% capitalization ratio. That target was reached in May 1996 resulting in significantly lower insurance premiums in 1996 than in previous years. The expense increase in 1997 over 1996 was the result of higher deposit balances primarily due to FMB and higher insurance rates due to the passage of the Economic Growth and Regulatory Reduction Act of 1996. This act, which resulted in higher Bank Insurance Fund (BIF) assessments for 1997 and thereafter, provides for the recapitalization of the Savings Association Insurance Fund (SAIF) and for the eventual merger of the SAIF and the BIF.
      Other real estate owned and repossession expenses were $97 thousand in 1997 and $30 thousand in 1996. In 1997, expenses relating to properties in the OREO portfolio were $248 thousand with net gains on the sale of OREO properties of $151 thousand, whereas, in 1996 OREO expenses were $193 thousand and net gains on sale of disposed properties were $163 thousand.
      Legal and professional expenses during the three months ended March 31, 1997 decreased by $63 thousand from 1996. Included in 1996 were one-time expenses related to the FMB acquisition of $99 thousand.
      Printing and supplies expense was $597 thousand during the first quarter of 1997, $829 thousand less than during the same period in 1996. The decrease reflects the non-recurring expenses of approximately $492 thousand relating mostly to the initial check issuance to FMB customers, expenses of approximately $166 thousand for new ATM and debit cards, and approximately $90 thousand in paper expenses related to the Company's new imaging system, all included in the 1996 expense.
      Marketing expenses were $614 thousand and $1.1 million during the three months ended March 31, 1997 and 1996, respectively. Non-recurring marketing and advertising expenses relating to FMB, Stratevest and the ATM/debit card program totaled approximately $543 thousand in the first quarter of 1996.
      Goodwill amortization expense of $1.3 million during the first quarter of 1997, was $575 thousand higher than in 1996 reflecting a full quarter of amortization of goodwill related to the FMB branch acquisition in 1997.

Income Taxes
      In the first quarter of 1997, the Company recognized income tax expense of $3.4 million, or 32.5% of the income before taxes. Tax expense on the Company's income was lower than tax expense at the Federal statutory rate of 35%, primarily due to tax-exempt interest income and low income housing credits.

Capital Resources
      Consistent with its long-term goal of operating a sound and profitable financial organization, Banknorth strives to maintain strong capital ratios. Prior to 1996, new issues of equity securities had not been required since traditionally most of its capital requirements had been provided through retained earnings. However, to continue the Company's growth through acquisition, Banknorth chose to raise approximately $32.2 million in equity capital through the issuance of 1,022,223 shares of its common stock in February, 1996.
      During the first quarter of 1997, the board of directors declared a dividend of $.29 per share, an increase of $.04 per share from the previous quarter. This dividend resulted in a payout of 32.2% of the first quarter
1997 net income. The board of directors of the Company presently intends to continue the payment of regular quarterly cash dividends subject to adjustment from time to time, based upon the Company's earnings outlook and other relevant factors. The Company's principal source of funds to pay cash dividends is derived from dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. As part of its plan to capitalize FMB at a "well-capitalized" level for regulatory capital purposes, the Company, in the first quarter of 1996, redeployed accumulated capital of certain of its subsidiary banks which included substantially all of the then current dividend paying capacity of such subsidiary banks. Because the special dividend exceeded applicable regulatory limitations, the Company obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend which exceeded such regulatory limitations. Payment of that special dividend restricts the dividend paying capacity of the subsidiary banks to 100% or less of prospective current period net income. Accordingly, the payment of dividends by the Company in the future will require the generation of sufficient future earnings by the subsidiary banks.
      At March 31, 1997, Banknorth's Tier I capital was $179.1 million, or 9.22% of total risk adjusted assets, compared to $154.8 million and 9.07% as of March 31, 1996. The ratio of tier I capital to total assets (leverage ratio) was 6.92%, and 7.29% as of March 31, 1997 and 1996, respectively. Banknorth, and its subsidiaries individually, are "well capitalized" at March 31, 1997 according to regulatory definition, and thereby, exceed all minimum regulatory capital requirements . Table I, Capital Ratios, provides the components of capital as of various dates.
      On May 1, 1997, Banknorth established Banknorth Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon the filing of a certificate of trust with the Delaware Secretary of State.
The Trust exists for the exclusive purposes of (i) issuing and selling 30 year trust securities in the aggregate amount of $30.0 million at 10.52%, (ii) using the proceeds from the sale of the trust securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures will be the sole assets of the Trust and, accordingly, payments under the junior subordinated debentures will be the sole revenue of the Trust. All of the common securities of the Trust will be owned by Banknorth Group. The Company intends to use the net proceeds from the sale of the junior subordinated debentures for general corporate purposes. The trust securities, with associated expense that is tax deductible, qualify as Tier I capital under current regulatory definitions.


-------------------------------------------------------------------------------------------------------------------------
TABLE A.  Mix of Average Earning Assets
                                                      Three Months                                      Percentage of
                                                     Ended March 31,                       % of     Total Earning Assets
                                                 -----------------------                  Total     --------------------
(Dollars in thousands)                              1997         1996        Change       Change     1997     1996
                                                 -----------------------------------------------------------------------

Loans, net of unearned income
 and unamortized loan fees and costs:
  Commercial, financial and agricultural         $  308,200   $  248,597    $  59,603     13.6%      12.5%     12.3%
  Construction and land development                  30,660       21,036        9,624      2.2        1.2       1.0
  Commercial real estate                            534,850      434,885       99,965     22.7       21.7      21.5
  Residential real estate                           744,450      607,169      137,281     31.2       30.3      30.0
  Credit card receivables                            22,867       25,013       (2,146)    (0.5)       0.9       1.2
  Lease receivables                                  72,572       49,461       23,111      5.3        3.0       2.5
  Other installment                                 150,905      152,623       (1,718)    (0.4)       6.1       7.6
                                                 ------------------------------------------------------------------

      Total loans, net of unearned income and     1,864,504    1,538,784      325,720     74.1       75.7      76.1
       unamortized loan fees and costs

Securities available for sale:
  U.S. Treasuries and Agencies                      115,520       67,170       48,350     11.0        4.7       3.3
  States and political subdivisions                   2,361           --        2,361      0.5        0.1        --
  Mortgage-backed securities                        276,246      267,408        8,838      2.0       11.3      13.2
  Corporate debt securities                         122,592       32,794       89,798     20.5        5.0       1.6
  Equity securities                                  27,127       22,143        4,984      1.1        1.1       1.1
                                                 ------------------------------------------------------------------

      Total securities available for sale           543,846      389,515      154,331     35.1       22.2      19.2

Investment securities:
  U.S. Treasuries and Agencies                       12,631       23,120      (10,489)    (2.4)       0.5       1.2
  States and political subdivisions                   1,127        1,602         (475)    (0.1)        --       0.1
  Mortgage-backed securities                         19,385       22,757       (3,372)    (0.8)       0.8       1.1
  Corporate debt securities                              10          892         (882)    (0.2)        --        --
                                                 ------------------------------------------------------------------

      Total investment securities                    33,153       48,371      (15,218)    (3.5)       1.3       2.4

Loans held for sale                                  12,400       17,196       (4,796)    (1.1)       0.5       0.9

Money market investments                              7,726       28,216      (20,490)    (4.6)       0.3       1.4
                                                 ------------------------------------------------------------------

Total earning assets                             $2,461,629   $2,022,082    $ 439,547    100.0%     100.0%    100.0%
                                                 ==================================================================

------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------
TABLE B.  Loan Portfolio

                                                  At March 31,                     At December 31,           % Change
                                   -------------------------------------------   --------------------   ------------------
                                            1997                   1996                   1996          3/31/97    3/31/97
                                   ------------------------------------------------------------------   versus     versus
(Dollars in thousands)               Amount     Percent     Amount     Percent     Amount     Percent   3/31/96   12/31/96
                                   ---------------------------------------------------------------------------------------


Commercial, financial, and
 agricultural                      $  318,434    16.8%    $  259,611    15.0%    $  300,730    16.3%     22.7%      5.9%
Real Estate:
  Construction and land
   development                         31,881     1.7         18,432     1.0         29,364     1.6      73.0       8.6
  Commercial                          546,532    28.8        479,795    27.7        531,364    28.7      13.9       2.9
  Residential                         760,632    40.0        746,161    43.0        737,261    39.9       1.9       3.2
                                   ----------------------------------------------------------------

      Total real estate             1,339,045    70.5      1,244,388    71.7      1,297,989    70.2       7.6       3.2
                                   ----------------------------------------------------------------

Credit card receivables                21,280     1.1         24,171     1.4         24,563     1.3     (12.0)    (13.4)
Lease receivables                      73,008     3.8         52,707     3.0         70,396     3.8      38.5       3.7
Other installment                     147,728     7.8        154,173     8.9        154,554     8.4      (4.2)     (4.4)
                                   ----------------------------------------------------------------

      Total installment               242,016    12.7        231,051    13.3        249,513    13.5       4.7      (3.0)
                                   ----------------------------------------------------------------

Total loans                         1,899,495   100.0      1,735,050   100.0      1,848,232   100.0       9.5       2.8
Less: allowance for loan losses        23,638     1.2         24,183     1.4         23,520     1.3      (2.3)      0.5
                                   ----------------------------------------------------------------

Net loans                          $1,875,857    98.8%    $1,710,867    98.6%    $1,824,712    98.7%      9.6%      2.8%
                                   ================================================================

--------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
TABLE C.  Securities Available for Sale and Investment Securities

                                              At March 31,          At December 31,
                                        ------------------------    ---------------
(Dollars in thousands)                    1997            1996           1996
                                        -------------------------------------------

Securities available for sale:
  U.S. Treasuries and Agencies          $118,145        $ 76,991       $111,774
  States and political subdivisions        2,359              --          2,361
  Mortgage-backed securities             277,851         284,776        272,433
  Corporate debt securities              127,086          62,191        121,384
  Equity securities                       27,126          23,344         27,128
  Valuation reserve                       (9,706)         (4,850)        (3,811)
                                        ---------------------------------------
      Total recorded value of
       securities available for sale    $542,861        $442,452       $531,269
                                        =======================================

Investment securities:
  U.S. Treasuries and Agencies          $ 11,823        $ 22,484       $ 13,181
  States and political subdivisions        1,127           1,596          1,135
  Mortgage-backed securities              19,017          22,342         19,868
  Corporate debt securities                   10             732             10
                                        ---------------------------------------
      Total recorded value of
       investment securities            $ 31,977        $ 47,154       $ 34,194
                                        =======================================

Fair value of investment securities     $ 31,985        $ 47,967       $ 34,644
                                        =======================================

Excess of fair value versus
 recorded value                         $      8        $    813       $    450
Fair value as a % of recorded value          100%          101.7%         101.3%

------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
TABLE D.  Average Balances, Yields, and Net Interest Margins

                                                                              Three Months Ended March 31,
                                                         ----------------------------------------------------------------------
                                                                         1997                                 1996
                                                         ---------------------------------    ---------------------------------
                                                                       Interest    Average                  Interest    Average
                                                          Average      Income/     Yield/      Average      Income/     Yield/
(Dollars in thousands)                                    Balance      Expense      Rate       Balance      Expense      Rate
                                                         ----------------------------------------------------------------------

Earning assets:
  Money market investments                               $    7,726    $   114     5.98%      $   28,216    $   405     5.77%
  Securities available for sale, at amortized cost(1)       543,846      8,459     6.31          389,515      6,050     6.25
  Loans held for sale                                        12,400        238     7.78           17,196        300     7.02
  Investment securities, at amortized cost(1)                33,153        595     7.28           48,371        868     7.22
  Loans, net of unearned income and
   unamortized loan fees (1 and 2)                        1,864,504     41,714     9.07        1,538,784     35,690     9.33
                                                         -------------------------------------------------------------------

      Total earning assets                                2,461,629     51,120     8.42        2,022,082     43,313     8.62
                                                         -------------------------------------------------------------------

Cash and due from banks                                      80,217                               79,376
Allowance for loan losses                                   (23,666)                             (23,103)
Valuation reserve for securities available for sale          (4,210)                                (358)
Other assets                                                103,528                               81,691
                                                         -----------------------------------------------

Total assets                                             $2,617,498                           $2,159,688
                                                         ===============================================


Interest-bearing liabilities:
  NOW accounts & money market savings                    $  781,979    $ 6,708     3.48%      $  664,376    $ 5,617     3.40%
  Regular savings                                           213,294      1,241     2.36          209,336      1,268     2.44
  Time deposits $100 thousand and greater                    91,206      1,221     5.43           67,447        974     5.81
  Time deposits under $100 thousand                         705,599      9,214     5.30          617,210      8,477     5.52
                                                         -------------------------------------------------------------------
        Total interest-bearing deposits                   1,792,078     18,384     4.16        1,558,369     16,336     4.22

    Long-term debt                                           24,887        395     6.44           52,411        765     5.87
    Short-term borrowed funds                               295,780      3,655     5.01          124,853      1,416     4.56
                                                         -------------------------------------------------------------------

      Total interest-bearing liabilities                  2,112,745     22,434     4.31        1,735,633     18,517     4.29
                                                         -------------------------------------------------------------------

Demand deposits                                             273,764                              227,571
Other liabilities                                            23,311                               20,966
Shareholders' equity                                        207,678                              175,518
                                                         -----------------------------------------------

Total liabilities and shareholders' equity               $2,617,498                           $2,159,688
                                                         ===============================================
Net interest income                                                    $28,686                              $24,796
                                                                       ============================================

Interest rate differential                                                         4.11%                                4.33%
                                                                                   =========================================

Net interest margin                                                                4.73%                                4.93%
                                                                                   =========================================

Notes:
<F1>   Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal tax rate.

<F2>   Includes principal balances of non-accrual loans and industrial revenue bonds.
--------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
TABLE E.  Average Sources of Funding

                                                       Three Months                                     Percentage of
                                                      Ended March 31,                Change           Total Net Funding
                                                  ------------------------    --------------------    -----------------
(Dollars in thousands)                               1997          1996           $           %        1997     1996
                                                  ---------------------------------------------------------------------

Demand deposits                                   $  273,764    $  227,571    $ 46,193       20.3%     11.9%    12.0%
Retail deposits:
  Regular savings                                    213,294       209,336       3,958        1.9       9.2     11.0
  Time deposits under $100 thousand                  705,599       617,210      88,389       14.3      30.6     32.5
  NOW accounts & money market savings                781,979       664,376     117,603       17.7      33.9     35.0
                                                  ------------------------------------------------------------------
      Total retail deposits                        1,700,872     1,490,922     209,950       14.1      73.7     78.5
                                                  ------------------------------------------------------------------

Total core deposits                                1,974,636     1,718,493     256,143       14.9      85.6     90.5
Less: cash and due from banks                         80,217        79,376         841        1.1       3.5      4.2
                                                  ------------------------------------------------------------------
Net core deposits                                  1,894,419     1,639,117     255,302       15.6      82.1     86.3
                                                  ------------------------------------------------------------------

Time deposits $100 thousand and greater               91,206        67,447      23,759       35.2       4.0      3.4
Federal funds purchased                                6,285         3,419       2,866       83.8       0.3      0.2
Securities sold under agreements to repurchase       143,813       107,360      36,453       34.0       6.2      5.7
Borrowings from U.S. Treasury                          8,960         7,316       1,644       22.5       0.4      0.4
Short-term notes from FHLB                           136,722         6,758     129,964    1,923.1       5.9      0.4
Long-term notes from FHLB                             11,894        35,611     (23,717)     (66.6)      0.5      1.9
                                                  ------------------------------------------------------------------
      Total purchased liabilities                    398,880       227,911     170,969       75.0      17.3     12.0
                                                  ------------------------------------------------------------------

Bank term loan                                        12,993        16,800      (3,807)     (22.7)      0.6      0.9
Common stock offering, net                                --        16,285     (16,285)    (100.0)       --      0.8
                                                  ------------------------------------------------------------------

Total net funding                                 $2,306,292    $1,900,113    $406,179       21.4%    100.0%   100.0%
                                                  ==================================================================

------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
TABLE F.  Volume and Yield Analysis

                                               Three Months
                                              Ended March 31,                     Due to
                                             ------------------               ----------------
(In thousands)                                1997       1996      Change     Volume     Rate
                                             ------------------------------------------------

Interest income (FTE):
  Money market investments                   $   114    $   405    $ (291)    $ (306)    $  15
  Securities available for sale                8,459      6,050     2,409      2,351        58
  Loans held for sale                            238        300       (62)       (94)       32
  Investment securities                          595        868      (273)      (280)        7
  Loans                                       41,714     35,690     6,024      7,011      (987)
                                             -------------------------------------------------
      Total interest income                   51,120     43,313     7,807      8,682      (875)
                                             -------------------------------------------------

Interest expense:
  NOW accounts & money market savings          6,708      5,617     1,091        960       131
  Regular savings                              1,241      1,268       (27)        14       (41)
  Time deposits $100 thousand and greater      1,221        974       247        310       (63)
  Time deposits under $100 thousand            9,214      8,477       737      1,072      (335)
  Long-term debt                                 395        765      (370)      (444)       74
  Short-term borrowed funds                    3,655      1,416     2,239      2,100       139
                                             -------------------------------------------------
      Total interest expense                  22,434     18,517     3,917      4,012       (95)
                                             -------------------------------------------------

Net interest income (FTE)                    $28,686    $24,796    $3,890     $4,670     $(780)
                                             =================================================

Note:
Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.

-----------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
TABLE G.  Non-Performing Assets
                                                     At              At            At
                                                  March 31,     December 31,    March 31,
                                                  ---------------------------------------
(Dollars in thousands)                              1997            1996          1996
                                                  ---------------------------------------

Loans on a non-accrual basis:
  Commercial, financial and agricultural          $  3,598        $  3,221      $    750
  Real estate:
    Construction and land development                   39              39           101
    Commercial                                       3,704           4,443         4,630
    Residential                                      9,098           9,290         8,340
                                                  --------------------------------------
      Total non-accrual                             16,439          16,993        13,821
                                                  --------------------------------------

Restructured loans:
  Real estate:
    Commercial                                         379             716           288
    Residential                                         38              39            85
  Other installment                                     10              10             6
                                                  --------------------------------------
      Total restructured                               427             765           379
                                                  --------------------------------------

Past-due 90 days or more and still accruing:
  Commercial, financial and agricultural               196             169           193
  Real estate:
    Commercial                                         285              --            24
    Residential                                        906              88           255
  Credit card receivables                              161             111           210
  Lease receivables                                     57              48            --
  Other installment                                    705             794           404
                                                  --------------------------------------
      Total past-due 90 days or more
       and still accruing                            2,310           1,210         1,086
                                                  --------------------------------------

Total non-performing loans                          19,176          18,968        15,286
                                                  --------------------------------------

Foreclosed real estate                                 739             921           623
In-substance foreclosed real estate                    274              --            --
                                                  --------------------------------------
      Total other real estate owned (OREO)           1,013             921           623

Total non-performing assets                       $ 20,189        $ 19,889      $ 15,909
                                                  ======================================

Allowance for loan  losses (ALL)                  $ 23,638        $ 23,520      $ 24,183
ALL coverage of non-performing loans                123.27%         124.00%       158.21%
Non-performing assets as a % of (loans & OREO)        1.06            1.08          0.92
Non-performing assets to total assets                 0.76            0.76          0.66

------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
TABLE H.  Summary of Loan Loss Experience

                                                       Three Months        Twelve Months        Three Months
                                                      Ended March 31,    Ended December 31,    Ended March 31,
(Dollars in thousands)                                     1997                 1996                1996
                                                      ---------------    ------------------    ---------------

Loans outstanding-end of period                         $ 1,899,495         $ 1,848,232          $ 1,735,050
Average loans outstanding-period to date                  1,864,504           1,730,720            1,538,784
                                                        ----------------------------------------------------

Allowance for loan losses at beginning of period        $    23,520         $    22,095          $    22,095

Allowance related to acquisition                                 --               1,650                1,650

Loans charged off:
  Commercial, financial and agricultural                       (155)             (1,356)                (120)
  Real estate:
    Construction and land development                            --                 (73)                  --
    Commercial                                                  (85)             (2,122)                (523)
    Residential                                                (505)             (1,772)                (372)
                                                        ----------------------------------------------------
      Total real estate                                        (590)             (3,967)                (895)

  Credit card receivables                                      (173)               (788)                (157)
  Lease receivables                                            (284)               (867)                (204)
  Other installment                                          (1,555)             (3,348)                (732)
                                                        ----------------------------------------------------
      Total installment                                      (2,012)             (5,003)              (1,093)

      Total loans charged off                                (2,757)            (10,326)              (2,108)
                                                        ----------------------------------------------------

Recoveries on loans:
  Commercial, financial and agricultural                        159                 619                  164
  Real estate:
    Construction and land development                            69                  60                   22
    Commercial                                                  182               1,039                  516
    Residential                                                 211                 669                   45
                                                        ----------------------------------------------------
      Total real estate                                         462               1,768                  583

  Credit card receivables                                        30                 144                   33
  Lease receivables                                             186                 695                  177
  Other installment                                             288               1,275                  289
                                                        ----------------------------------------------------
      Total installment                                         504               2,114                  499

Total recoveries on loans                                     1,125               4,501                1,246
                                                        ----------------------------------------------------

Loans charged off, net of recoveries                         (1,632)             (5,825)                (862)
                                                        ----------------------------------------------------

Provision for loan losses                                     1,750               5,600                1,300
                                                        ----------------------------------------------------

Allowance for loan losses at end of period              $    23,638         $    23,520          $    24,183
                                                        ====================================================

Loans charged off, net (annualized), as a % of
 average total loans                                           0.35%               0.34%                0.22%
Provision for loan losses (annualized) as a %
 of average total loans                                        0.38                0.32                 0.34
Allowance for loan losses as a % of period-end
 total loans                                                   1.24                1.27                 1.39

---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
TABLE I.  Capital Ratios

                                                         At              At              At               At            At
                                                      March 31,     December 31,    September 30,      June 30,      March 31,
(Dollars in thousands)                                  1997            1996            1996             1996          1996
                                                     --------------------------------------------------------------------------

Total risk-adjusted on-balance sheet assets          $ 1,836,108    $ 1,795,825     $ 1,709,036      $ 1,659,773    $ 1,610,790
Total risk-adjusted off-balance sheet items              107,077        103,647         106,281          106,200         95,512
                                                     --------------------------------------------------------------------------
Total risk-adjusted assets                           $ 1,943,185    $ 1,899,472     $ 1,815,317      $ 1,765,973    $ 1,706,302
                                                     ==========================================================================

Total risk-adjusted assets / average total assets,
 net of fair value adjustment and goodwill(1)              75.06%         75.87%          73.75%           73.71%         80.38%

Total shareholders' equity                           $   207,774    $   206,737     $   199,800      $   194,430    $   191,721
Fair value adjustment(1)                                   6,157          2,477           4,556            5,320          3,153
Other adjustments to Tier I capital                      (34,836)       (36,142)        (37,448)         (38,744)       (40,063)
                                                     --------------------------------------------------------------------------
Total Tier I capital                                     179,095        173,072         166,908          161,006        154,811
Maximum allowance for loan losses(2)                      23,638         23,520          22,711           22,107         21,364
                                                     --------------------------------------------------------------------------
Total capital                                        $   202,733    $   196,592     $   189,619      $   183,113    $   176,175
                                                     ==========================================================================

Quarterly average total assets, net of fair value
 adjustment and goodwill(1)                          $ 2,588,819    $ 2,503,637     $ 2,461,484      $ 2,395,825    $ 2,122,778
Allowance for loan losses                                 23,638         23,520          24,284           24,669         24,183

Total capital to total risk-adjusted assets                10.43%         10.35%          10.45%           10.37%         10.32%
Tier I capital to total risk-adjusted assets                9.22           9.11            9.19             9.12           9.07
Tier I capital to total quarterly average
 adjusted assets (Leverage)                                 6.92           6.91            6.78             6.72           7.29


Notes:
<F1>   The market valuation relating to securities available for sale included in shareholders' equity and total assets on consolidated balance sheets has been excluded in the above ratios.

<F2>   The maximum allowance for loan losses used in calculating total capital is the period-end allowance for loan losses or 1.25% of risk-adjusted assets prior to the allowance limitation, whichever is lower.

---------------------------------------------------------------------------------------------------------------------------------


SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION


                                                               1997                               1996
                                                            -----------   -----------------------------------------------------
(In thousands, except share and per share data)                 Q1            Q4            Q3            Q2            Q1
                                                            -----------   -----------   -----------   -----------   -----------

Statement of Income:
  Interest income                                           $    50,982   $    50,246   $    49,175   $    47,454   $    43,133
  Interest expense                                               22,434        21,666        20,899        20,058        18,517
                                                            -------------------------------------------------------------------
      Net interest income                                        28,548        28,580        28,276        27,396        24,616
  Provision for loan losses                                       1,750         1,500         1,500         1,300         1,300
                                                            -------------------------------------------------------------------
      Net interest income after provision for loan losses        26,798        27,080        26,776        26,096        23,316
                                                            -------------------------------------------------------------------

Other Income:
  Income from fiduciary activities                                2,022         1,750         2,084         2,005         1,996
  Service charges on depositor accounts                           1,856         1,734         1,692         1,792         1,340
  Credit card income                                                720           938           764           728           599
  Loan servicing income                                             689           701           795           670           679
  Net loan transactions                                             235           413           257           358           601
  Net securities transactions                                        18             7            21            --             3
  All other                                                       1,086           961           844           903           668
                                                            -------------------------------------------------------------------
      Total other income                                          6,626         6,504         6,457         6,456         5,886

Other Expenses:
  Salaries                                                        8,966         9,117         9,278         9,053         8,375
  Employee benefits                                               2,326         1,898         2,057         2,146         2,171
  Net occupancy expenses                                          1,975         1,971         1,669         1,767         1,786
  Equipment and software expenses                                 1,756         1,958         1,569         1,701         1,433
  Data processing fees                                            1,207         1,156         1,111         1,209         1,108
  FDIC deposit insurance and other regulatory expenses              187           129           134            99            99
  OREO and repossession expenses                                     97            96           267            78            30
  Amortization of goodwill                                        1,306         1,305         1,297         1,319           731
  All other                                                       5,161         5,731         5,794         5,138         6,420
                                                            -------------------------------------------------------------------
      Total other expenses                                       22,981        23,361        23,176        22,510        22,153
                                                            -------------------------------------------------------------------
Income before income taxes                                       10,443        10,223        10,057        10,042         7,049
Income tax expense                                                3,393         3,190         3,244         3,248         2,299
                                                            -------------------------------------------------------------------
Net income                                                  $     7,050   $     7,033   $     6,813   $     6,794   $     4,750
                                                            ===================================================================

Average Balances:
  Loans                                                     $ 1,864,504   $ 1,838,093   $ 1,797,510   $ 1,746,552   $ 1,538,784
  Loans held for sale                                            12,400        12,010        14,497        15,668        17,196
  Securities available for sale                                 543,846       488,277       474,626       446,227       389,515
  Investment securities                                          33,153        35,846        40,151        45,703        48,371
  Money market investments                                        7,726         1,631         9,835        18,522        28,216
                                                            -------------------------------------------------------------------
      Total earning assets                                    2,461,629     2,375,857     2,336,619     2,272,672     2,022,082
  Other assets                                                  155,869       161,445       157,757       156,577       137,606
                                                            -------------------------------------------------------------------
      Total assets                                            2,617,498     2,537,302     2,494,376     2,429,249     2,159,688
                                                            ===================================================================

  Demand deposits                                           $   273,764   $   284,835   $   272,492   $   261,437   $   227,571
  Interest-bearing deposits                                   1,792,078     1,779,766     1,788,238     1,768,600     1,558,369
                                                            -------------------------------------------------------------------
      Total deposits                                          2,065,842     2,064,601     2,060,730     2,030,037     1,785,940
  Short-term borrowed funds                                     295,780       215,332       172,217       138,632       124,853
  Long-term debt                                                 24,887        31,497        44,713        47,311        52,411
  Other liabilities                                              23,311        22,027        21,426        21,574        20,966
  Shareholders' equity                                          207,678       203,845       195,290       191,695       175,518
                                                            -------------------------------------------------------------------
      Total liabilities and shareholders' equity            $ 2,617,498   $ 2,537,302   $ 2,494,376   $ 2,429,249   $ 2,159,688
                                                            ===================================================================

Loans charged off, net of recoveries                        $     1,632   $     2,264   $     1,885   $       814   $       862
Non-performing assets, p.e.                                      20,189        19,889        23,330        23,248        15,909

Share and Per Share Data:
  Shares outstanding, p.e.                                    7,826,648     7,826,648     7,826,648     7,826,648     7,826,648
  Weighted average shares outstanding                         7,826,648     7,826,648     7,826,648     7,826,648     7,332,386
  Tangible book value, p.e.                                 $     22.10   $     21.80   $     20.74   $     19.89   $     19.38
  Cash dividends declared                                          0.29          0.25          0.25          0.25          0.25
  Net income                                                       0.90          0.90          0.87          0.87          0.65
  Closing price at quarter end                                    40.50         41.50         37.38         34.25         35.25
  Cash dividends declared as a % of net income                    32.22%        27.78%        28.74%        28.74%        38.46%

Key Ratios:
  Return on average assets                                         1.09%         1.10%         1.09%         1.12%         0.88%
  Return on average shareholders' equity                          13.77         13.73         13.88         14.25         10.88
  Net interest margin, fte                                         4.73          4.81          4.83          4.88          4.93
  Efficiency ratio                                                61.37         62.36         61.34         62.07         62.73
  Expense ratio                                                    2.49          2.59          2.54          2.59          2.66
  As a % of risk-adjusted assets, p.e.:
      Total capital                                               10.43         10.35         10.45         10.37         10.32
      Tier 1 capital                                               9.22          9.11          9.19          9.12          9.07
  As a % of quarterly average total assets:
      Tier 1 capital (regulatory leverage)                         6.92          6.91          6.78          6.72          7.29
  Tangible shareholders' equity, to tangible assets, p.e.          6.62          6.65          6.56          6.44          6.39

  Price earnings ratio (last 4 reported quarters)                  11.4          12.6          11.5          10.6          11.1



Item 6  Exhibits and Reports on Form 8-K

      Form 8-K dated April 11, 1997 relating to release of unaudited information (including consolidated balance sheet information, consolidated income statement information and certain per share data) on consolidated results of operations and financial position of the Company and its subsidiaries for the quarter ended and as of March 31, 1997.



                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.





                                    BANKNORTH GROUP, INC.
                                    Registrant




Date:  5/9/97                         /s/  William H. Chadwick
                                      ----------------------------------------
                                      William H. Chadwick
                                      President and Chief Executive Officer



Date:  5/9/97                         /s/  Thomas J. Pruitt
                                      ----------------------------------------
                                      Thomas J. Pruitt
                                      Executive Vice President and Chief
                                       Financial Officer



                             A GLOSSARY OF TERMS


Basis Risk
  Basis risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.
Book value per share
  Total shareholders' equity divided by shares outstanding on the same date.
Cash dividends per share
  Total cash dividends declared divided by average shares outstanding for the period.
Cumulative effect of an accounting change
  Although the presumption is that once an accounting principle has been adopted it should not be changed, when a change is necessary it generally is recognized by including the cumulative effect of the change in net income of the period of change. The cumulative effect of a change in accounting principle is the total direct effects, net of the related tax effect, that the change has on prior periods.
Earning assets
  Interest-bearing deposits with banks, securities available for sale, investment securities, loans (net of unearned income), federal funds sold and securities purchased under agreements to resell.
Earnings per share
  Net income divided by average shares outstanding during the period, including the effect of stock options, if significant.
Efficiency ratio
  Total other operating expense, excluding OREO/repossession expense and other non-recurring expenses, as a percentage of net interest income, on a fully taxable equivalent basis, and total other operating income, excluding securities gains or losses and non-recurring items.
Expense ratio
  Total other operating expense, excluding OREO/repossession expense and other non-recurring expenses, less other operating income, excluding securities gains or losses and non-recurring items, as a percentage of average earning assets.
Fully taxable-equivalent (fte) income
  Tax-exempt income which has been converted to place tax-exempt and taxable income on a comparable basis before application of income taxes.
Impaired loans
  Loans, usually commercial type loans, where it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement and all loans restructured in troubled debt restructurings subsequent to January 1, 1995.
Intangible assets
  Intangible assets include goodwill, purchased mortgage servicing rights, servicing release premiums, and purchased credit card rights.
Interest-bearing liabilities
  Interest-bearing deposits, federal funds purchased, securities sold under agreements to repurchase, other short-term borrowings and long-term debt.
Liquidity
  The ability to meet both loan commitments and deposit withdrawals as they come due.
Net loans charged off
  Reductions to the allowance for loan losses for loans written off, net of the recovery of loans previously written off.
Net interest income
  The difference between income on earning assets and interest expense on interest-bearing liabilities.
Net interest margin
  Fully taxable-equivalent basis net interest income as a percentage of average earning assets.
Net loan transactions
  Gains and losses resulting from sales of loans, primarily by the mortgage banking operation.
Net securities transactions
  Gains and losses resulting from sales of securities available for sale at prices above or below the amortized cost of the securities sold and gains realized on the call of certain securities.
Non-accrual loans
  Loans for which no periodic accrual of interest income is realized. Non-performing assets
  When other real estate owned (OREO) is added to non-performing loans, the result is defined as non-performing assets.
Non-performing loans
  Non-performing loans are defined as all non-accrual and restructured loans, and all loans which are 90 days or more past-due but still accruing interest.
Other operating expenses
  All expenses other than interest expense and the provision for loan losses.
Other operating income
  All income other than interest income and dividend income.
Other real estate owned (OREO)
  Real estate acquired through foreclosure or in-substance foreclosure. Parent Company
  A company that owns or controls subsidiaries through the ownership of voting stock.
Purchase accounting
  An accounting method which, following an acquisition, the acquired entity is recorded at fair value. The operating results of the acquired entity are included in the acquiring entity's result from the date of the acquisition forward.
Restructured loans
  A refinanced loan in which the bank allows the borrower certain concessions that would not normally be considered. The concessions are always made in light of the borrower's financial difficulties, and the objective of the bank is to maximize recovery of the investment.
Return on average assets (ROA)
  Net income as a percentage of average total assets. A key ratio which indicates how effectively a bank holding company uses its total resources.
Return on average shareholders' equity (ROE)
  Net income as a percentage of average shareholders' equity. A key ratio which provides a measure of how efficiently equity has been employed.
Significant non-recurring income or expense items
  A significant non-recurring income or expense item represents income or expense which is reported in the quarter in which it occurs, and is not expected to recur in future periods.
Tangible book value
  Tangible shareholders' equity divided by shares outstanding on the same date.
Tangible shareholders' equity
  Shareholders' equity less intangible assets.
Tangible total assets
  Total assets less intangible assets.