Form 10-Q
period 1997-06-30
BANKNORTH GROUP INC /NEW/ /DE/
filed 1997-08-13
CIK 851105

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997

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

7,826,648 shares of common stock,  $l.00 par, outstanding on June 30, 1997.


                             INDEX TO FORM 10-Q


PART I                                                                 PAGE

           Financial Highlights (Unaudited)                            1

   Item l  Interim Financial Statements

              Consolidated Statements of Income for the Three
               and Six Months Ended June 30, 1997 and 1996
               (Both unaudited)                                        2

              Consolidated Balance Sheets at June 30, 1997
               (Unaudited), December 31, 1996 and June 30, 1996
               (Unaudited)                                             3

              Consolidated Statements of Changes in Shareholders'
               Equity for the Period January 1, 1996 to
               June 30, 1997 (Unaudited)                               4

              Consolidated Statements of Cash Flows for the
               Six Months Ended June 30, 1997 and 1996
               (Both unaudited)                                        5

              Notes to Unaudited Interim Consolidated Financial
               Statements                                              6

              Independent Auditors' Report                             8

   Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9

PART II

   Item 1  Legal Proceedings                                           N/A

   Item 2  Changes in Securities                                       N/A

   Item 3  Defaults Upon Senior Securities                             N/A

   Item 4  Submission of Matters to a Vote of Security Holders         28

   Item 5  Other Information                                           N/A

   Item 6  Exhibits and Reports on Form 8-K                            N/A

           Signatures                                                  29

           Glossary                                                    30


Financial Highlights (Unaudited)


                                                           Three Months                  Six Months
                                                          Ended June 30,                Ended June 30,
                                                   -------------------------     -------------------------
(Dollars in thousands, except share and per share      1997           1996           1997           1996
                                                   -------------------------------------------------------

Income Data
  Interest income                                  $   54,312     $   47,454     $  105,294     $   90,587
  Interest expense                                     24,448         20,058         46,882         38,575
                                                   -------------------------------------------------------
      Net interest income                              29,864         27,396         58,412         52,012
  Provision for loan losses                             1,936          1,300          3,686          2,600
                                                   -------------------------------------------------------
      Net interest income after provision for
       loan losses                                     27,928         26,096         54,726         49,412

  Non-interest income                                   6,575          6,456         13,201         12,342

  Goodwill amortization                                 1,306          1,319          2,612          2,050
  Other expenses                                       22,728         21,191         44,403         42,613
                                                   -------------------------------------------------------
      Total non-interest expense                       24,034         22,510         47,015         44,663
                                                   -------------------------------------------------------
  Income before income taxes                           10,469         10,042         20,912         17,091
  Income taxes                                          3,380          3,248          6,773          5,547
                                                   -------------------------------------------------------
      Net income                                   $    7,089     $    6,794     $   14,139     $   11,544
                                                   =======================================================

Share and Per Share Data
  Weighted average number of shares outstanding     7,826,648      7,826,648      7,826,648      7,579,517
  Net income                                       $     0.91     $     0.87     $     1.81     $     1.52
  Goodwill, after income tax effect                      0.11           0.11           0.21           0.18
  Net income, excluding goodwill                         1.02           0.98           2.02           1.70

  Shares outstanding, p.e.                          7,826,648      7,826,648      7,826,648      7,826,648
  Book value                                       $    27.71     $    24.84     $    27.71     $    24.84
  Tangible book value, p.e.                             23.42          19.89          23.42          19.89

  PE Ratio (last for reported quarters)                 12.9           10.6           12.9           10.6

  Cash dividends declared                                0.29           0.25           0.58           0.50
  Market price:
    High                                                46.25          36.25          46.25          38.50
    Low                                                 40.50          32.50          40.00          32.50
    Close                                               46.25          34.25          46.25          34.25
  Share volume                                        818,700      1,093,788      1,718,066      2,243,259
  Average monthly share volume                        272,900        364,596        286,344        373,877

Average Balances
  Assets                                           $2,743,432     $2,429,249     $2,680,834     $2,294,483
  Earning assets, net of fair value adjustment      2,590,647      2,265,132      2,524,401      2,143,430
  Loans                                             1,914,211      1,746,552      1,889,495      1,642,670
  Goodwill                                             34,334         39,583         34,964         31,547
  Deposits                                          2,077,242      2,030,037      2,072,532      1,913,164
  Short-term borrowed funds                           388,903        138,632        341,640        126,567
  Long-term debt                                       22,607         47,311         23,740         49,861
  Corporation-obligated mandatorily redeemable
   capital securities of subsidiary trust
   holding solely junior subordinated debentures
   of the Corporation                                  20,110              -         10,110              -
  Shareholders' equity                                210,869        191,695        209,303        183,621

Key Ratios
  Return on average assets                               1.04%          1.12%          1.06%          1.01%
  Return on average shareholders' equity                13.48          14.25          13.62          12.64
  Efficiency ratio                                      61.43          62.07          61.40          62.38

  Net loan charge-offs to average loans                  0.34           0.19           0.34           0.20
  Provision for loan losses to average loans             0.40           0.30           0.39           0.32
  Allowance for loan losses to loans, p.e.               1.24           1.39           1.24           1.39
  Allowance for loan losses coverage of
   non-performing loans, p.e.                          152.21         112.40         152.21         112.40
  Non-performing assets to total assets, p.e.            0.57           0.95           0.57           0.95

  Total capital to risk-adjusted assets, p.e.           11.72          10.37          11.72          10.37
  Tier 1 capital to risk-adjusted assets, p.e.          10.55           9.12          10.55           9.12
  Tier 1 capital to quarterly average total assets
   (Leverage)                                            7.94           6.72           7.94           6.72
  Tangible shareholders' equity to tangible
   assets, p.e.                                          6.51           6.44           6.51           6.44


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                      Three Months                Six Months
                                                     Ended June 30,             Ended June 30,
                                                 --------------------      ---------------------
(In thousands, except per share data)              1997         1996          1997         1996
                                                 -----------------------------------------------

Interest Income:
  Interest and fees on loans                     $43,711      $39,787      $ 85,543      $75,604
  Interest on money market investments                80          242           194          647
  Interest on securities available for sale        9,987        6,626        18,435       12,676
  Interest on investment securities                  534          799         1,122        1,660
                                                 -----------------------------------------------
      Total interest income                       54,312       47,454       105,294       90,587

Interest Expense:
  Deposits                                        18,861       17,692        37,245       34,028
  Short-term borrowed funds                        5,211        1,676         8,866        3,092
  Long-term debt                                     376          690           771        1,455
                                                 -----------------------------------------------
      Total interest expense                      24,448       20,058        46,882       38,575
                                                 -----------------------------------------------

Net Interest Income                               29,864       27,396        58,412       52,012
  Less: provision for loan losses                  1,936        1,300         3,686        2,600
                                                 -----------------------------------------------

Net Interest Income After Provision for
 Loan Losses                                      27,928       26,096        54,726       49,412
                                                 -----------------------------------------------

Other Operating Income:
  Income from fiduciary activities                 2,081        2,005         4,103        4,001
  Service charges on depositor accounts            1,981        1,792         3,837        3,132
  Card product income                                822          728         1,542        1,327
  Loan servicing income                              640          670         1,329        1,349
  Net loan transactions                              183          358           418          959
  Net securities transactions                          6           --            24            3
  Other income                                       862          903         1,948        1,571
                                                 -----------------------------------------------
      Total other operating income                 6,575        6,456        13,201       12,342

Other Operating Expenses:
  Salaries                                         9,443        9,053        18,409       17,428
  Employee benefits                                1,963        2,146         4,289        4,317
  Net occupancy expenses                           1,948        1,767         3,923        3,553
  Equipment and software expenses                  1,733        1,701         3,489        3,134
  Data processing fees                             1,223        1,209         2,430        2,317
  FDIC deposit insurance and other regulatory
   expenses                                          194           99           381          198
  Other real estate owned and repossession
   expenses                                          264           78           361          108
  Legal and professional fees                        658          833         1,452        1,690
  Printing and supplies expenses                     600          572         1,197        1,998
  Advertising and marketing expenses                 630          657         1,244        1,754
  Amortization of goodwill                         1,306        1,319         2,612        2,050
  Other expenses                                   4,072        3,076         7,228        6,116
                                                 -----------------------------------------------
      Total other operating expenses              24,034       22,510        47,015       44,663
                                                 -----------------------------------------------

Income before income tax expense                  10,469       10,042        20,912       17,091
Income tax expense                                 3,380        3,248         6,773        5,547
                                                 -----------------------------------------------

Net Income                                       $ 7,089      $ 6,794      $ 14,139      $11,544
                                                 ===============================================

Net Income Per Share                             $  0.91      $  0.87      $   1.81      $  1.52
                                                 ===============================================


See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED BALANCE SHEETS


                                                               June 30,      December 31,      June 30,
                                                                 1997            1996            1996
(In thousands, except share and per share data)              -------------------------------------------
                                                             (Unaudited)                     (Unaudited)

Assets
  Cash and due from banks                                     $   88,422      $   91,871      $   85,076
  Money market investments                                         4,502             101              50
                                                              ------------------------------------------
    Cash and cash equivalents                                     92,924          91,972          85,126
                                                              ------------------------------------------

  Securities available for sale, at fair value                   701,063         531,269         460,901
  Loans held for sale                                             17,286          12,106          14,237
  Investment securities                                           28,041          34,194          43,373

  Loans                                                        1,931,434       1,848,232       1,770,339
  Less: allowance for loan losses                                 23,963          23,520          24,669
                                                              ------------------------------------------
    Net loans                                                  1,907,471       1,824,712       1,745,670
                                                              ------------------------------------------

  Accrued interest receivable                                     16,551          15,148          15,600
  Premises, equipment and software, net                           30,054          29,448          29,427
  Other real estate owned and repossessed assets                     559             921           1,301
  Goodwill                                                        33,530          36,142          38,744
  Capitalized mortgage servicing rights                            4,743           3,921           3,845
  Other assets                                                    19,085          21,490          19,816
                                                              ------------------------------------------

  Total assets                                                $2,851,307      $2,601,323      $2,458,040
                                                              ==========================================

Liabilities, Corporation-Obligated Mandatorily Redeemable
 Capital Securities and Shareholders' Equity
  Deposits:
    Demand deposits                                           $  302,922      $  287,598      $  269,336
    NOW accounts & money market savings                          798,798         773,870         757,340
    Regular savings                                              205,935         215,364         230,537
    Time deposits $100 thousand and greater                       87,615          91,245          72,666
    Time deposits under $100 thousand                            706,560         697,987         710,352
                                                              ------------------------------------------
      Total deposits                                           2,101,830       2,066,064       2,040,231
                                                              ------------------------------------------

  Short-term borrowed funds:
    Federal funds purchased                                           --          23,305           4,375
    Securities sold under agreements to repurchase               129,405         116,484          88,590
    Borrowings from U.S. Treasury                                 23,329          11,672          17,012
    Borrowings from Federal Home Loan Bank of Boston             305,000         129,000          46,000
                                                              ------------------------------------------
      Total short-term borrowed funds                            457,734         280,461         155,977
                                                              ------------------------------------------

  Long-term debt:
    Federal Home Loan Bank of Boston term notes                    9,722          12,923          31,041
    Bank term loan                                                11,700          13,000          15,750
                                                              ------------------------------------------
      Total long-term debt                                        21,422          25,923          46,791
                                                              ------------------------------------------

  Accrued interest payable                                         5,638           3,914           4,547
  Other liabilities                                               17,817          18,224          16,064
                                                              ------------------------------------------

  Total liabilities                                            2,604,441       2,394,586       2,263,610
                                                              ------------------------------------------
  Corporation-obligated mandatorily redeemable capital
   securities of subsidiary trust holding solely junior
   subordinated debentures of the Corporation                     30,000              --              --

  Shareholders' equity:
    Common stock, $1.00 par value; authorized 20,000,000
     shares; issued and outstanding 7,826,648 shares               7,827           7,827           7,827
    Surplus                                                       87,566          87,410          87,052
    Retained earnings                                            124,532         115,130         105,520
    Unamortized employee restricted stock                         (1,047)         (1,153)           (649)
    Net unrealized losses on securities available for
     sale, net of tax                                             (2,012)         (2,477)         (5,320)
                                                              ------------------------------------------

  Total shareholders' equity                                     216,866         206,737         194,430
                                                              ------------------------------------------

  Total liabilities, corporation-obligated mandatorily
   redeemable capital securities and shareholders' equity     $2,851,307      $2,601,323      $2,458,040
                                                              ==========================================


See accompanying notes to unaudited interim consolidated financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                  Net
                                                                                                  Unrealized
                                                                                  Unearned        Gains (Losses)
                                                                                  Portion of      On Securities,
                                                                                  Employee        Available
                                              Common                 Retained     Restricted      for Sale,
(In thousands, except per share data)         Stock      Surplus     Earnings     Stock           Net of Tax      Total
                                              ----------------------------------------------------------------------------

Balance, January 1, 1996                      $6,804     $56,023     $ 97,978     $  (898)        $    29         $159,936

Net income                                        --          --       25,390          --              --           25,390
Issuance of common stock, net of expenses      1,023      31,193           --          --              --           32,216
Adjustment of securities available for
 sale to fair value, net of tax                   --          --           --          --          (2,506)          (2,506)
Cash dividends  $1.00 per share                   --          --       (7,827)         --              --           (7,827)
Issuance of employee restricted stock             --          --           --        (371)             --             (371)
Amortization of employee restricted stock         --         194           --         116              --              310
Exercise of employee stock options                --          --         (411)         --              --             (411)
                                              ----------------------------------------------------------------------------
Balance, December 31, 1996                    $7,827     $87,410     $115,130     $(1,153)        $(2,477)        $206,737
                                              ============================================================================

Net income                                        --          --        7,050          --              --            7,050
Adjustment of securities available for
 sale to fair value, net of tax                   --          --           --          --          (3,680)          (3,680)
Cash dividends $.29 per share                     --          --       (2,270)         --              --           (2,270)
Amortization of employee restrict stock           --         (33)          --         125              --               92
Exercise of employee stock options                --          --         (155)         --              --             (155)
                                              ----------------------------------------------------------------------------
Balance, March 31, 1997 (Unaudited)           $7,827     $87,377     $119,755     $(1,028)        $(6,157)        $207,774
                                              ============================================================================

Net income                                        --          --        7,089          --              --            7,089
Adjustment of securities available for
 sale to fair value, net of tax                   --          --           --          --           4,145            4,145
Cash dividends $.29 per share                     --          --       (2,270)         --              --           (2,270)
Amortization of employee restricted stock         --         189           --         (19)             --              170
Exercise of employee stock options                --          --          (42)         --              --              (42)
                                              ----------------------------------------------------------------------------
Balance, June 30, 1997 (Unaudited)            $7,827     $87,566     $124,532     $(1,047)        $(2,012)        $216,866
                                              ============================================================================


See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                           Six Months Ended June 30,
(In thousands)                                                             -------------------------
                                                                               1997          1996
                                                                           -------------------------

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                               $  14,139      $ 11,544

Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Depreciation and amortization of premises, equipment and software            2,334         2,095
  Amortization of goodwill                                                     2,612         2,050
  Net accretion of investment securities                                        (179)         (208)
  Net amortization of securities available for sale                            1,686         1,427
  Provision for loan losses                                                    3,686         2,600
  Adjustment of other real estate owned to estimated fair value                  184            75
  Provision for deferred tax benefit                                             (98)          (22)
  Amortization of employee restricted stock                                      262            85
  Exercise of employee stock options                                            (197)          (88)
  Net securities transactions                                                    (24)           (3)
  Net gain on sale of other real estate owned and repossessed assets            (177)         (313)
  Proceeds from sale of loans held for sale                                   45,212       100,704
  Originations and purchases of loans held for resale                        (49,974)      (95,309)
  Net gain on sale of loans held for sale                                       (418)         (959)
  Increase in interest receivable                                             (1,403)       (2,171)
  Increase in interest payable                                                 1,724           207
  Decrease (increase) in other assets and other intangibles                    1,527        (2,887)
  Increase (decrease) in other liabilities                                      (407)        2,543
                                                                           -----------------------
      Total adjustments                                                        6,350         9,826
                                                                           -----------------------
      Net cash provided by (used in) operating activities                     20,489        21,370
                                                                           -----------------------

Cash flows from investing activities:
  Net cash provided by acquisition                                                --       124,141
  Proceeds from maturity and call of securities available for sale            36,651       149,228
  Proceeds from maturity and call of investment securities                     6,355         6,537
  Proceeds from sale of securities available for sale                             --        20,235
  Purchase of securities available for sale                                 (207,497)     (280,956)
  Proceeds from sale of OREO and repossessed assets                            1,623         1,536
  Loans purchased                                                            (30,023)      (23,381)
  Net (increase) decrease in originated loans                                (57,690)         (419)
  Capital expenditures                                                        (2,954)       (2,734)
                                                                           -----------------------
      Net cash provided by (used in)  investing activities                  (253,535)       (5,813)
                                                                           -----------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                         35,766       (79,052)
  Net increase in short-term borrowed funds                                  177,273        39,764
  Issuance of common stock, net of expenses                                       --        32,216
  Issuance of corporation-obligated mandatorily redeemable capital
   securities                                                                 30,000            --
  Payments on long term debt                                                  (4,501)       (9,206)
  Dividends paid                                                              (4,540)       (3,914)
                                                                           -----------------------
      Net cash provided by (used in) financing activities                    233,998       (20,192)
                                                                           -----------------------

Net increase (decrease) in cash and cash equivalents                             952        (4,635)
                                                                           -----------------------

Cash and cash equivalents at beginning of period                              91,972        89,761
                                                                           -----------------------

Cash and cash equivalents at end of period                                 $  92,924      $ 85,126
                                                                           =======================

Additional disclosure relative to statement of cash flows:
  Interest paid                                                            $  45,158      $ 37,942
                                                                           =======================
  Taxes paid                                                               $   4,905      $  8,745
                                                                           =======================

Supplemental schedule of non-cash investing and financing activities:
  Net transfer of loans to OREO and repossessed assets                     $   1,268      $  1,430
  Adjustment to securities available for sale to fair value, net of tax          465        (5,349)

  Fair value of assets acquired in acquisition                                    --       405,741
  Fair value of liabilities assumed                                               --       560,340


See accompanying notes to unaudited interim consolidated financial statements.


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries, First Massachusetts Bank, N.A., North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank, The Howard Bank, N.A., First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company, Franklin Lamoille Bank, Granite Savings Bank and Trust Company, Woodstock National Bank, The Stratevest Group, N.A. and North Group Realty, Inc. It is the opinion of management that the accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which are considered necessary to report fairly the financial position as of June 30, 1997 and 1996, the Consolidated Statements of Income for the three and six months ended June 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 and the Consolidated Statements of Changes in Shareholders' Equity for the period January 1, 1996 through June 30, 1997. The accompanying unaudited interim consolidated financial statements should be read in conjunction with Banknorth Group, Inc.'s consolidated year end financial statements, including notes thereto, which are included in Banknorth Group, Inc.'s 1996 annual report to shareholders on Form 10-K.

2. Earnings per share were calculated based on 7,826,648 and 7,579,517 weighted average shares issued and outstanding during the six month periods ended June 30, 1997 and 1996, respectively, and 7,826,648 weighted average shares issued and outstanding during the three month periods ended June 30, 1997 and 1996. The effect of the outstanding stock option awards is not material to the calculation of earnings per share.

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

      Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier adoption is not permitted. This Statement requires restatement of all prior-period EPS data presented. Management does not anticipate the effect of the adoption of SFAS No. 128 to be material.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure" (SFAS No. 129), which establishes standards for disclosure about a company's capital structure. In accordance with SFAS No. 129, companies will be required to provide in the financial statements a complete description of all aspects of their capital structure, including call and put features, redemption requirements and conversion options. The disclosures required by SFAS No. 129 are for financial statements for periods ending after December 15, 1997. Management anticipates providing the required information in the 1997 annual financial statements.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting and displaying of comprehensive income. SFAS No. 130 states that comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual consolidated financial statements.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for reporting by public companies about operating segments of their business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for periods beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual consolidated financial statements of Banknorth Group, Inc.


[LOGO]  KPMG Peat Marwick, LLP
        74 North Pearl Street
        Albany, New York 12207


                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Banknorth Group, Inc.

We have reviewed the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries ("the Company") as of June 30, 1997 and 1996, and the related consolidated statements of income for the three and six month periods ended June 30, 1997 and 1996, and the consolidated statements of changes in shareholders' equity for the three month periods ended March 31, 1997 and June 30, 1997, and the consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Banknorth Group, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended (not presented herein) and the consolidated statement of changes in shareholders' equity for the year then ended; and in our report dated January 24, 1997 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 and the consolidated statement of changes in shareholders' equity for the year ended December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of changes in shareholders' equity from which it has been derived.


                                       /S/ KPMG PEAT MARWICK LLP

Albany, New York
July 25, 1997


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

      The review that follows focuses on the factors affecting the financial condition and results of operations of Banknorth Group, Inc. ("Banknorth" or "Company") during the three and six months ended June 30, 1997, with comparisons to 1996 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. Balances discussed are daily averages unless otherwise described. The unaudited interim consolidated financial statements, as well as the 1996 annual report to shareholders' should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

OVERVIEW
      Banknorth recorded net income of $7.1 million, or $.91 per share for the three months ended June 30, 1997, as compared to $6.8 million, or $.87 per share recorded for the same period in 1996. For the year to date period ended June 30, 1997, net income was $14.1 million, or $1.81 per share, as compared to $11.5 million, or $1.52 per share in 1996.

During the second quarter of 1997:
      * Banknorth Group, Inc. common stock closed at an all-time high of $46.25 as of June 30, 1997.
      * Two new branches were added to the Company's branch network in Dover, New Hampshire and Worcester, Massachusetts.
      * The Company established Banknorth Capital Trust I to issue and sell 30 year trust securities in the aggregate amount of $30.0 million at 10.52%, and to use the proceeds from the sale of the trust securities to acquire the junior subordinated debentures issued by the Company. The Company has used the net proceeds from the sale of the junior subordinated debentures for general corporate purposes. The trust securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions.
      * Earning assets in the amount of $120 million were added during the quarter utilizing the $30.0 million of net proceeds generated by the issuance of the trust securities noted above. This increase in earning assets was funded primarily with short-term borrowed funds.

MERGER AND ACQUISITION ACTIVITY
First Massachusetts Bank, N.A. ("FMB")
      On February 16, 1996, Banknorth completed the purchase of thirteen banking offices of Shawmut Bank, N.A. (the "Shawmut branches") in central and western Massachusetts. A new subsidiary, First Massachusetts Bank, N.A.
(FMB), with principal offices in Worcester, Massachusetts, was organized to own and operate the acquired offices.
      Under the terms of the Purchase and Assumption Agreement with Shawmut Bank, National Association ("Shawmut"), Banknorth paid a premium of $29.2 million, representing 5.23% of deposit liabilities assumed, including accrued interest payable, calculated based upon the average amount of deposits outstanding (including accrued interest payable) over the thirty day period ended February 13, 1996.
      At the closing, the Company assumed total liabilities with an estimated fair value of $560.3 million and acquired total assets, including loans, accrued interest receivable on such loans, certain real property, furniture, fixtures, equipment and other assets, with an estimated fair value of $405.7 million. No loans were past due 90 days or more. In addition, the Company received approximately $124.1 million in cash as consideration for the net liabilities assumed.
      The transaction was accounted for under purchase accounting rules. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. Goodwill, representing the excess of cost over net assets acquired, was $32.1 million, substantially all of which is deductible for income tax purposes, and is being amortized over seven years on a straight-line basis. The results of operations for FMB are included in Banknorth's consolidated financial statements from the date of acquisition forward.
      To complete the transaction, Banknorth issued 1,022,223 shares of common stock in February, 1996. The net proceeds of $32.2 million were used to provide a portion of the initial capital of FMB and to help offset the reduction in the Company's regulatory capital ratios resulting from the acquisition.

ASSET/LIABILITY MANAGEMENT
      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary earning assets with additional capacity invested in money market instruments. Earning assets were 94.07% and 93.12% of total assets at June 30, 1997 and 1996, respectively.
      Banknorth, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished primarily through core deposit products offered within the markets served by the Company as well as through the prudent use of purchased liabilities.
      Banknorth's objectives in managing its balance sheet are to limit the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity, under prevailing and forecasted economic conditions, and to maintain an efficient and appropriate mix of core deposits, purchased liabilities, bank term debt and corporation-obligated mandatorily redeemable capital securities.

Corporation-Obligated Mandatorily Redeemable Capital Securities
      On May 1, 1997, Banknorth established Banknorth Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon the filing of a certificate of trust with the Delaware Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year corporation-obligated mandatorily redeemable capital securities (trust securities) in the aggregate amount of $30.0 million at 10.52%, (ii) using the proceeds from the sale of the trust securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The corporation obligated junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation obligated junior subordinated debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by Banknorth Group. The Company has used the net proceeds from the sale of the junior subordinated debentures for general corporate purposes. The trust securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. The Company's primary source of funds to pay interest on the debentures is current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends in an amount sufficient to service the debentures.

Earning Assets
      Earning assets of $2.6 billion during the second quarter of 1997, were $325.2 million, or 14.3%, higher than during the second quarter of 1996 primarily due to growth of the loan portfolio resulting from increased loan demand and growth in the securities portfolios aimed at increasing the earning assets of the Company. For the year-to-date period, earnings assets were $2.5 billion in 1997 as compared with $2.1 billion in 1996. Table A, Mix of Average Earning Assets, shows how the mix of earning assets has changed as compared to the same period in 1996.
      Loans. Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of June 30, 1997 and 1996, and December 31, 1996, while Table A Mix of Average Earning Assets provides information relating to average balances for the quarters ended June 30, 1997 and 1996.
      Total average loans were $1.9 billion during the quarter ended June
30, 1997, an increase of $167.7 million, or 9.6%, over the same period in 1996, resulting from strong loan growth, primarily in the markets served by FMB. During the first six months of 1997, in order to supplement loan originations and to expand the portfolio of earning assets, the Company purchased approximately $30.0 million of primarily residential real estate loans.
       Given current economic indicators, management believes that the Company will see continued but slowing growth in the loan portfolio during the balance of 1997. While the most recent interest rate increase initiated by the Federal Reserve Bank is not expected to significantly impact lending activity in the Company's markets, additional increases could lead to a slow down in lending activity.
      Loans held for sale. Loans designated as held for sale are primarily single-family mortgages originated by the Company's mortgage banking subsidiary or purchased through its wholesale lending operation, awaiting sale into the secondary market or to other Banknorth subsidiaries. Loans originated or purchased by the mortgage company are sold on the secondary market with some level of production, primarily adjustable rate mortgages, retained by the Company to be held in its mortgage portfolio. Loans held for sale were $12.7 million during the second quarter of 1997, $2.9 million, or 18.8% below the three month average ending June 30, 1996. Due to higher interest rates in the first two months of the second quarter of 1997, both new loan originations as well as refinancing activity, primarily in the construction and correspondent lines of business, were low resulting in a reduced level of mortgage product awaiting sale into the secondary market. Recent downward movement in interest rates in late June 1997 has resulted in increased demand and, therefore, management expects production to increase in the third quarter of 1997.
      Securities available for sale. This portfolio is managed on a total return basis with the objective of exceeding the return, by 50 basis points, that would be experienced if investing solely in U.S. Treasury instruments. This category of securities is used primarily for liquidity purposes while simultaneously producing an earnings stream, and is managed under policy limits established for average duration, average convexity and average portfolio life.
      Securities available for sale totaled $701.1 million, $531.3 million and $460.9 million at June 30, 1997, December 31, 1996 and June 30, 1996, respectively. The increase of $240.2 million from June 30, 1996 to June 30, 1997 reflects purchases made primarily during the fourth quarter of 1996 aimed at increasing the size of the earning asset portfolio, and purchases made to effectively leverage the net proceeds of the corporation obligated junior subordinated debentures during the second quarter of 1997. Average balances for the three months ended June 30, 1997 and 1996 were $635.1 million and $446.2 million, respectively.
      Investment securities. The designation "investment securities" is made at the time of purchase or transfer based upon the intent and ability to hold these securities until maturity. The management of this portfolio focuses primarily on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. Cash flow guidelines and average duration targets have been established for management of this portfolio. The balance of securities in this category was $28.0 million as of June 30, 1997 as compared to $34.2 million and $43.4 million as of December 31, and June 30, 1996, respectively. The decrease from June 30, 1996 reflects the reinvestment of cash flows generated by this portfolio into the available for sale portfolio during 1996 and thus far in 1997.
      Table C, Securities Available for Sale and Investment Securities provides details of securities available for sale and investment securities at June 30, 1997 and 1996, as well as December 31, 1996.
      Money market investments. Money market investments, primarily Federal funds sold, averaged $5.7 million during the second quarter of 1997, down $12.8 million, or 69.3%, from the second quarter of 1996. The same trend was experienced for the six months ended June 30, 1997 as compared to the same period of 1996. Money market investments were $16.7 million, or 71.3% higher in the first half of 1996 as compared to 1997. During the first half of 1996, the Company maintained high levels of liquidity in anticipation of deposit runoff at the newly formed FMB. The liquidity needs of that bank have reached normal levels resulting in a significant decrease in the investment in short-term money market instruments.
       Income from earning assets. Income from earning assets was $54.4 million for the three month period ended June 30, 1997, as compared to $47.6 million for the same period in 1996. The increase of $6.8 million, or 14.3%, resulted from the increases in earning assets through normal growth and the leveraging of the net proceeds in regards to the capital trust transaction described above. Total earning assets during the second quarter of 1997 of $2.6 billion yielded 8.41%, while in 1996 earning assets of $2.3 billion yielded 8.43%. The increase in earning assets contributed $6.4 million towards the increase in interest income, while the change in the mix of the average earning assets offset by a slight decline in yield of 2 basis points caused an increase of $413 thousand. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest income from earning assets.
      For the six months ended June 30, 1997 and 1996, income from earning assets was $105.6 million and $90.9 million, respectively. Total earning assets of $2.5 billion, increased $382.7 million, or 17.8% over the six month average of 1996. The yield on earning assets was 8.41% during the first six months of 1997 as compared to 8.52% during the same period of 1996. During the first six months of 1997, the increase in earning assets contributed
$15.1 million towards the increase over the same period of 1996, while the 11 basis point reduction in yield caused a $465 thousand decrease.

Funding Sources
      The Company utilizes various traditional sources of funds to support its earning asset portfolios. Table E, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for the second quarter of 1997 and 1996, and changes, by category, from the second quarter of 1996.
      Core Deposits. Total core deposits averaged $2.0 billion during the three month period ended June 30, 1997, $30.0 million above the second
quarter average in 1996.   Total core deposits represented 82.3% of total
net funding during the second quarter of 1997 as compared to 91.8% during the same quarter of 1996.
      Purchased Liabilities. Total purchased liabilities increased on average from $243.6 million during the second quarter of 1996 to $489.8 million during the second quarter of 1997. The increased borrowings, or purchased liabilities, were the result of the incremental funding requirements related to loan and investment purchases made during 1996 and the first half of 1997. As stated previously, various asset purchases were made to increase the Company's earning asset base and effectively utilize the net proceeds from the trust securities transaction. Banknorth constantly seeks to fund its earning assets in the most efficient and profitable manner. Accordingly, management expects prudent levels of short-term borrowed funds, long-term debt and the trust securities to continue to be important sources of funding.
      Corporation-Obligated Mandatorily Redeemable Capital Securities. In addition to the traditional sources of funding listed in Table E, on May 1, 1997, as previously described, the Company established Banknorth Capital Trust I for the exclusive purposes of issuing and selling 30 year trust securities in the aggregate amount of $30.0 million at 10.52%.
      Expense of Interest-Bearing Liabilities. Banknorth's interest expense for the three months ended June 30, 1997, was $24.4 million, $4.4 million, or 21.9%, above 1996. Total interest bearing liabilities of $2.2 billion during the second quarter of 1997, were $255.6 million higher than in 1996, and with a total cost of 4.44%, 31 basis points over the corresponding period of the prior year. Higher levels of interest bearing liabilities caused $3.4 million of the increase in interest expense, while the 31 basis point increase in the cost of funds resulted in the remainder of the increase of $946 thousand.
      Total interest bearing liabilities averaged $2.2 billion during the six month period ended June 30, 1997, $320.8 million, or 17.4%, higher than in 1996. The cost of funds was 4.38% in 1997 as compared to 4.22% in 1996. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest bearing liabilities and interest expense.

Net Interest Income
      Net interest income totaled $30.0 million and $27.6 million for the three month periods ended June 30, 1997 and 1996, respectively. The net interest margin was 4.63% during the second quarter of 1997 as compared to 4.88% during the second quarter of 1996. The yield on earning assets of 8.41% for the second quarter of 1997, was 2 basis points below the corresponding period of the prior year, while the cost of interest bearing liabilities, 4.44% in 1997, increased 31 basis points over the corresponding period of the prior year. The prospective impact on net interest margin, as a result of adding earning assets to nullify the cost of the capital securities issue, will be a reduction of approximately 11 basis points.
      Included in net interest income is the effect of interest rate swap transactions and interest rate floors. Banknorth utilizes these off-balance sheet instruments to correct imbalances between the re-pricing characteristics of interest earning assets and interest bearing liabilities. A significant portion of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income, offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin.
      To protect the Company from this occurrence, interest rate floors in the notional amount of $295.0 million and interest rate swaps in the notional amount of $50 million were used to mitigate the potential reduction in interest income on certain adjustable and variable rate loans. The aggregate cost of the interest rate floors at the time of purchase was $2.8 million which is being amortized as an adjustment to the related loan yield on a straight line basis over the terms of the agreements. The unamortized balance of the interest rate floors as of June 30, 1997 was $1.8 million. The estimated fair value of these floors was $45 thousand as of June 30, 1997. The estimated fair value of the interest rate swap contracts was $89 thousand as of June 30, 1997.

Non-Performing Assets
      As categorized by Banknorth Group, non-performing assets include non-performing loans which are those loans in a non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days and still accruing interest. Also included in the total of non-performing assets are foreclosed and in-substance foreclosed real estate properties and repossessed non-real estate assets. Table G, Non-Performing Assets,
contains details of non-performing assets.   Non-performing assets were .57%
of total assets as of June 30, 1997.
      Non-performing loans. Non-performing loans totaled $15.7 million, down $3.2 million, or 17.0% from December 31, 1996, and $6.2 million lower than
at June 30, 1996, respectively.   Banknorth's delinquent rate in the
consumer sector compares favorably with both national and regional rates thus far in 1997. Non-performing loans are at the lowest level since the first quarter of 1996 and management does not expect any material changes in the level of non-performing loans during the remainder of 1997.
      Other real estate owned. Total other real estate owned was $559 thousand at June 30, 1997, as compared to $1.3 million at June 30, 1996, and $921 thousand at year end 1996.
      Allowance for loan losses and provision. The balance of the allowance for loan losses ("allowance") is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio, given past, present and expected conditions. Table H,
Summary of Loan Loss Experience, provides information regarding types of loans charged off and associated recoveries.
      Loans charged off equaled $5.5 million, or an annualized .58% of average loans for the first six months of 1997, an increase of $1.5 million from the first six months of 1996. Recoveries of $2.3 million for the first six months of 1997, were $36 thousand less than during the same period in 1996. Given the growth in the loan portfolio, management expects an increased level of loan charge-offs in 1997 as compared to that experienced in 1996.
      The provision for loan losses ("provision") for the second quarter of 1997 was $1.9 million, or an annualized .40% of average loans. Provisions of $1.3 million, or an annualized .30% of average loans, and $5.6 million, or
 .32% of average loans were experienced during the second quarter of 1996 and
the full year of 1996, respectively.   Provisions of $3.7 million, or an
annualized .39% of average loans, and $2.6 million, or an annualized .32% of average loans, were experienced during the six month periods ended June 30, 1997 and 1996, respectively.
      Provisions recorded are those necessary to maintain the allowance at a level adequate enough to absorb reasonably predictable loan charge-offs. At June 30, 1997, the allowance provided a coverage of non-performing loans of 152.21% as compared to 124.00% and 112.40% at December 31,1996 and June 30, 1996, respectively. The allowance coverage of non-performing loans was 123.27% at March 31, 1997.

Liquidity and Interest Rate Sensitivity
      Banknorth seeks to obtain favorable sources of funding and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the Company's ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions. Banknorth's earnings performance and strong capital position enable the Company to raise funds in the marketplace and to secure new sources of funding.
      The Company utilized a financial institution borrowing pursuant to a five-year credit facility to finance its 1994 acquisition of North American Bank Corporation, parent company of Farmington National Bank. In December 1996, this credit facility was re-negotiated on terms considered favorable to the Company. The Company's primary source of funds to pay principal and interest under this facility is current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debt under this credit facility is dependent upon the continued ability of the subsidiary banks to pay dividends in an amount sufficient to service such debt.
      The Company actively manages its liquidity position through target ratios established under its liquidity policy. Continual monitoring of these ratios, both historically and through forecasts, allows Banknorth to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations which could potentially occur and has prepared appropriate contingency plans should such situations arise.
      Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rate due to maturities, re-pricing opportunities and embedded options. Sophisticated forecasting models are utilized to quantify the impact of changes in rates on the Company's net interest income. Specific guidelines relating to interest rate sensitivity have been established by the Company and are monitored on a regular basis. Testing under various "rate shock" scenarios have indicated that the Company's consolidated balance sheet is virtually matched.

OTHER OPERATING INCOME AND EXPENSES
Other Operating Income
      Other operating income totaled $6.6 million for the quarter ended June 30, 1997, $119 thousand, or 1.8% higher than that recorded during the second quarter of 1996. For the six months ended June 30, 1997 and 1996, other operating income was $13.2 million and $12.3 million, respectively.
      Income from fiduciary activities was $2.1 million for the quarter ended June 30, 1997, $76 thousand or 3.8% higher than the income recorded in the second quarter of 1996. Income from fiduciary activities was $4.1 million and $4.0 million for the six months ended June 30, 1997 and 1996, respectively.
      Service charges on deposit accounts was $2.0 million during the three months ended June 30, 1997, as compared to $1.8 million during the same quarter of 1996. On a year-to-date basis, service charge income was $3.8 million, $705 thousand, or 22.5% higher than the same period of 1996.
Growth in the number of deposit accounts and increases in transaction fees charged on deposit accounts caused the aforementioned increases.
      Card product income in the second quarter of 1997 increased by $94 thousand, or 12.9%, over 1996, the result of the increases in the Visa check card transaction volume and growth in the merchant services portfolio. For the six months ended June 30, 1997 and 1996, card product income was $1.5 million and $1.3 million, respectively.
      Net loan transactions amounted to $183 thousand during the three
months ended June 30, 1997, a decrease of  $175 thousand from 1996.   For
the six months ended June 30, 1997 and 1996, net loan transactions amounted to $418 thousand and $959 thousand, respectively. While the 1997 retail mortgage production is running near 1996 levels and total mortgage production is only 7% below the 1996 level, more of the production in 1997 is the adjustable rate product and is being retained on the balance sheet of the Company rather than being sold to the secondary market. Further, net loan transactions were reduced by the highly competitive nature of the mortgage market where pricing on new loans is reducing gains realized at the time of sale.
      Other income, $862 thousand  for the three months ended June 30, 1997,
declined slightly, $41 thousand or 4.5%, from the same period in 1996.   For
the six months ended June 30, 1997 and 1996, other income was $1.9 million and $1.6 million, respectively. The $377 thousand increase was primarily the result of gains recorded in the first quarter of 1997 from the sale of check processing equipment and the payout of a venture capital fund investment.

Other Operating Expenses
      Other operating expenses for the second quarter of 1997 were $24.0 million, $1.5 million, or 6.8% above the second quarter of 1996. Other operating expenses were up $2.4 million from $44.7 million for the first six months of 1996 to $47.0 million for the six months ended June 30, 1997. The largest increases in expenses were in the categories of salaries, OREO and repossession expense and other expenses related to the cost of the trust securities and directors' deferred compensation plan.
      One-time expenses related to the start-up of FMB and Stratevest were approximately $1.8 million during the first quarter of 1996. Other one-time expenses related to a data processing conversion and the transition to a new incentive-based compensation system were approximately $366 thousand, also in the first quarter of 1996. The Company's efficiency ratio, which is adjusted to exclude material one-time income and expenses, was 61.40% for the first six months of 1997, down from 62.38% during the same period in
1996.
      Salaries expense, the largest component of other operating expenses, was $9.4 million for the second quarter of 1997, up $390 thousand, or 4.3% from the same period in 1996. For the six months ended June 30, 1997 and 1996, salaries expense amounted to $18.4 million and $17.4 million, respectively. The increase over 1996 is primarily attributable to a full six months of salary expense related to FMB in 1997, as well as increased staffing levels at FMB to meet demand and staff two new branches, and normal salary increases corporate wide.
      Despite the increase in salaries expense, the employee benefits expense was lower in the second quarter of 1997 compared to the same period of 1996 due primarily to a reduction in the estimate of medical claims. Employee benefits expense was $4.3 million in the first six months of 1997 and 1996.
      Net occupancy expenses of $1.9 million during the three months ended June 30, 1997, were $181 thousand, or 10.2% above the same period in 1996.
Net occupancy expenses increased from $3.6 million for the six months ended June 30, 1996 to $3.9 million for the six months ended June 30, 1997 or an increase of 10.4%. The increase is attributable to a full six months of occupancy expense related to FMB in 1997 and the addition of two branches.
      Equipment and software expenses were $1.7 million in both quarters ended June 30, 1997 and 1996. For the six months ended June 30, 1997 and 1996, equipment and software expense was $3.5 million and $3.1 million, respectively. The increase from 1996 to 1997 is attributable to a full six months of FMB in 1997 and new corporate-wide technology.
      For the quarter ended June 30, 1997, FDIC deposit insurance and other regulatory expense, increased $95 thousand from the same period in 1996.
The expense increase in 1997 over 1996 was the result of higher deposit balances primarily due to FMB and higher insurance rates due to the passage of the Economic Growth and Regulatory Reduction Act of 1996.  This act,
which resulted in higher Bank Insurance Fund (BIF) assessments for 1997 and thereafter, provides for the recapitalization of the Savings Association Insurance Fund (SAIF) and for the eventual merger of the SAIF and the BIF. For the six months ended June 30, 1997 and 1996, regulatory expense amounted to $381 thousand and $198 thousand, respectively, an increase of $183 thousand or 92.4%.
      Other real estate owned and repossession expenses were $264 thousand for the quarter ended June 30, 1997 as compared to $78 thousand in the same period of 1996. Other real estate owned and repossession expenses increased $253 thousand from $108 thousand for the six months ended June 30, 1996 to $361 thousand as of June 30, 1997. In 1997, expenses relating to properties in the OREO portfolio were $538 thousand with net gains on the sale of OREO properties of $177 thousand, whereas, in 1996, OREO expenses were $421 thousand and net gains on the sale of disposed properties were $313 thousand.
      Legal and professional expenses during the three months ended June 30, 1997 decreased by $175 thousand from the second quarter of 1996. For the six month period, the decline amounted to $238 thousand. Included in 1996 were one-time expenses related to the FMB acquisition of $99 thousand.
      Printing and supplies expense was $600 thousand during the second quarter of 1997, $28 thousand more than during the same period in 1996. For the six months ended June 30, 1997 and 1996, printing and supplies expenses represented $1.2 million and $2.0 million, respectively. The decrease reflects the non-recurring expenses of approximately $492 thousand relating mostly to the initial check issuance to FMB customers, expenses of approximately $166 thousand for new ATM and debit cards, and approximately $90 thousand in paper expenses related to the Company's new imaging system, all incurred in the first quarter of 1996. The quarterly expenses of $600 thousand are considered the normalized expense level for the Company.
      Advertising and marketing expenses were $630 thousand and $657 thousand during the three months ended June 30, 1997 and 1996, respectively. Advertising and marketing expenses declined from $1.8 million for the six months ended June 30, 1996 to $1.2 million for the same period of 1997. Non-recurring advertising and marketing expenses relating to FMB, Stratevest and the ATM/debit card program totaled approximately $543 thousand in the first quarter of 1996.
      Goodwill amortization expense was $1.3 million during the second quarter of 1997 and 1996. Year to date, the goodwill expense was $562 thousand higher than in 1996 reflecting a full six months of amortization of goodwill related to the FMB branch acquisition in 1997.
      Other expenses increased $996 thousand, or 32.4%, to $4.1 million in the second quarter of 1997 from the second quarter of 1996. Year-to-date, other expenses were up $1.1 million or 18.2%. The increase in this category is caused primarily by the cost of the trust securities of $526 thousand, which will become a recurring cost prospectively, and the $607 thousand increase in director fees resulting from a deferred compensation plan.
Under the deferred directors' compensation plan, a phantom stock component is adjusted to reflect the market price of Banknorth Common stock. The significant increase in the stock price during the second quarter of 1997 compared to the second quarter of 1996 created this significant increase in expense.

Income Taxes
      In the second quarter of 1997, the Company recognized income tax expense of $3.4 million, or 32.3% of the income before taxes. On a year-to-date basis, tax expense was $6.8 million or 32.4% of income before taxes. Tax expense on the Company's income was lower than tax expense at the Federal statutory rate of 35%, primarily due to tax-exempt interest income and low-income housing credits.

Capital Resources
      Consistent with its long-term goal of operating a sound and profitable financial organization, Banknorth strives to maintain strong capital ratios. Prior to 1996, new issues of equity securities had not been required since traditionally most of its capital requirements had been provided through retained earnings. However, to continue the Company's growth through acquisition, Banknorth chose to raise approximately $32.2 million in equity capital through the issuance of 1,022,223 shares of its common stock in February, 1996.
      During the second quarter of 1997, the board of directors declared a dividend of $.29 per share, resulting in a payout of 31.9% of second quarter 1997 net income. The board of directors of the Company presently intends to continue the payment of regular quarterly cash dividends subject to adjustment from time to time, based upon the Company's earnings outlook and other relevant factors. The Company's principal source of funds to pay cash dividends is derived from dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. As part of its plan to capitalize FMB at a "well-capitalized" level for regulatory capital purposes, the Company, in the first quarter of 1996, redeployed accumulated capital of certain of its subsidiary banks which included substantially all of the then current dividend paying capacity of such subsidiary banks. Because the special dividend exceeded applicable regulatory limitations, the Company obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend which exceeded such regulatory limitations. Payment of that special dividend restricts the dividend paying capacity of the subsidiary banks to 100% or less of prospective current period net income.
Accordingly, the payment of dividends by the Company in the future will require the generation of sufficient earnings by the subsidiary banks. The Company presently expects all subsidiary banks to be profitable and continue to pay sufficient dividends.
      At June 30, 1997, Banknorth's Tier I capital was $215.3 million, or 10.55% of total risk-adjusted assets, compared to $161.0 million and 9.12% as of June 30, 1996. The $54.3 million increase in the Tier I capital is attributable to the strong earnings of the Company and the issuance of the $30.0 million in Corporation-obligated mandatorily redeemable capital securities. The trust securities qualify as Tier I capital under regulatory definitions. The ratio of Tier I capital to total quarterly average adjusted assets (leverage ratio) was 7.94%, and 6.72% as of June 30, 1997 and 1996, respectively. Banknorth, and its subsidiaries individually, are "well capitalized" at June 30, 1997 according to regulatory definition, and thereby, exceed all minimum regulatory capital requirements. Table I, Capital Ratios, provides the components of capital as of various dates.


TABLE A.  Mix of Average Earning Assets


                                                                    Three Months                                Percentage of
                                                                   Ended June 30,                    % of    Total Earning Assets
                                                               -----------------------              Total    --------------------
(Dollars in thousands)                                            1997         1996       Change    Change      1997     1996
                                                               ------------------------------------------------------------------

Loans, net of unearned income
 and unamortized loan fees and costs:
  Commercial, financial and agricultural                       $  324,951   $  280,064   $ 44,887    13.8%       12.5%    12.3%
  Construction and land development                                33,894       18,413     15,481     4.8         1.3      0.8
  Commercial real estate                                          550,592      485,013     65,579    20.1        21.2     21.4
  Residential real estate                                         760,486      729,276     31,210     9.6        29.3     32.1
  Credit card receivables                                          21,908       23,879     (1,971)   (0.6)        0.8      1.1
  Lease receivables                                                74,387       54,835     19,552     6.0         2.9      2.4
  Other installment                                               147,993      155,072     (7,079)   (2.2)        5.7      6.8
                                                               ---------------------------------------------------------------

      Total loans, net of unearned income and
       unamortized loan fees and costs                          1,914,211    1,746,552    167,659    51.5        73.7     76.9

Securities available for sale:
  U.S. Treasuries and Agencies                                    140,347       82,381     57,966    17.8         5.4      3.6
  States and political subdivisions                                 2,908          388      2,520     0.8         0.1       --
  Mortgage-backed securities                                      305,829      282,594     23,235     7.1        11.8     12.5
  Corporate debt securities                                       152,696       57,492     95,204    29.3         5.9      2.5
  Equity securities                                                33,344       23,372      9,972     3.1         1.3      1.0
                                                               ---------------------------------------------------------------

      Total securities available for sale, at amortized cost      635,124      446,227    188,897    58.1        24.5     19.6

Investment securities:
  U.S. Treasuries and Agencies                                     10,359       21,472    (11,113)   (3.5)        0.4      0.9
  States and political subdivisions                                 1,124        1,589       (465)   (0.1)         --      0.1
  Mortgage-backed securities                                       18,632       21,927     (3,295)   (1.0)        0.7      1.0
  Corporate debt securities                                            10          715       (705)   (0.2)         --       --
                                                               ---------------------------------------------------------------

      Total investment securities, at amortized cost               30,125       45,703    (15,578)   (4.8)        1.1      2.0

Loans held for sale                                                12,730       15,668     (2,938)   (0.9)        0.5      0.7

Money market investments                                            5,684       18,522    (12,838)   (3.9)        0.2      0.8
                                                               ---------------------------------------------------------------

Total earning assets                                           $2,597,874   $2,272,672   $325,202   100.0%      100.0%   100.0%
                                                               ===============================================================


TABLE B.  Loan Portfolio


                                                   At June 30,                     At December 31,          % Change
                                   -------------------------------------------   --------------------   ------------------
                                           1997                   1996                   1996           6/30/97   6/30/97
                                   ------------------------------------------------------------------    versus    versus
(Dollars in thousands)             Amount       Percent   Amount       Percent   Amount       Percent   6/30/96   12/31/96
                                   ---------------------------------------------------------------------------------------

Commercial, financial, and
 agricultural                      $  336,743    17.4%    $  288,756    16.3%    $  300,730    16.3%     16.6%     12.0%
Real Estate:
  Construction and land
   development                         31,731     1.6         16,361     0.9         29,364     1.6      93.9       8.1
  Commercial                          551,968    28.6        489,269    27.6        531,364    28.7      12.8       3.9
  Residential                         765,974    39.7        738,946    41.8        737,261    39.9       3.7       3.9
                                   ----------------------------------------------------------------

      Total real estate             1,349,673    69.9      1,244,576    70.3      1,297,989    70.2       8.4       4.0
                                   ----------------------------------------------------------------

Credit card receivables                21,513     1.1         23,226     1.3         24,563     1.3      (7.4)    (12.4)
Lease receivables                      74,707     3.9         56,989     3.2         70,396     3.8      31.1       6.1
Other installment                     148,798     7.7        156,792     8.9        154,554     8.4      (5.1)     (3.7)
                                   ----------------------------------------------------------------

      Total installment               245,018    12.7        237,007    13.4        249,513    13.5       3.4      (1.8)
                                   ----------------------------------------------------------------

Total loans                         1,931,434   100.0      1,770,339   100.0      1,848,232   100.0       9.1       4.5
Less: allowance for loan losses        23,963     1.2         24,669     1.4         23,520     1.3      (2.9)      1.9
                                   ----------------------------------------------------------------

Net loans                          $1,907,471    98.8%    $1,745,670    98.6%    $1,824,712    98.7%      9.3%      4.5%
                                   ================================================================


TABLE C.  Securities Available for Sale and Investment Securities


                                            At June 30,         At December 31,
                                        --------------------    ---------------
(Dollars in thousands)                    1997        1996            1996
                                        ---------------------------------------

Securities available for sale:
  U.S. Treasuries and Agencies          $158,494    $ 88,366        $111,774
  States and political subdivisions        4,727         653           2,361
  Mortgage-backed securities             320,065     277,694         272,433
  Corporate debt securities              181,710      78,977         121,384
  Equity securities                       39,245      23,396          27,128
  Valuation reserve                       (3,178)     (8,185)         (3,811)
                                        ------------------------------------
      Total recorded value of
       securities available for sale    $701,063    $460,901        $531,269
                                        ====================================

Investment securities:
  U.S. Treasuries and Agencies          $  8,847    $ 19,512        $ 13,181
  States and political subdivisions        1,110       1,574           1,135
  Mortgage-backed securities              18,074      21,576          19,868
  Corporate debt securities                   10         711              10
                                        ------------------------------------
      Total recorded value of
       investment securities            $ 28,041    $ 43,373        $ 34,194
                                        ====================================

Fair value of investment securities     $ 28,173    $ 43,695        $ 34,644
                                        ====================================

Excess of fair value versus
 recorded value                         $    132    $    322        $    450
Fair value as a % of recorded value        100.5%      100.7%          101.3%


TABLE D.  Average Balances, Yields, and Net Interest Margins


                                                                            Three Months Ended June 30,
                                                         -----------------------------------------------------------------
                                                                       1997                              1996
                                                         -------------------------------   -------------------------------
                                                                      Interest   Average                Interest   Average
                                                           Average    Income/    Yield/      Average    Income/    Yield/
(Dollars in thousands)                                     Balance    Expense     Rate       Balance    Expense     Rate
                                                         -----------------------------------------------------------------

Earning assets:
  Money market investments                               $    5,684   $    80     5.65%    $   18,522   $   242     5.25%
  Securities available for sale, at amortized cost(1)       635,124    10,002     6.32        446,227     6,626     5.97
  Loans held for sale                                        12,730       243     7.66         15,668       303     7.78
  Investment securities, at amortized cost(1)                30,125       540     7.19         45,703       806     7.09
  Loans, net of unearned income and
   unamortized loan fees (1 and 2)                        1,914,211    43,580     9.13      1,746,552    39,641     9.13
                                                         ---------------------------------------------------------------

      Total earning assets                                2,597,874    54,445     8.41      2,272,672    47,618     8.43
                                                         ---------------------------------------------------------------

Cash and due from banks                                      73,754                            82,463
Allowance for loan losses                                   (24,132)                          (24,618)
Valuation reserve for securities available for sale          (7,227)                           (7,540)
Other assets                                                103,163                           106,272
                                                         ----------                        ----------

Total assets                                             $2,743,432                        $2,429,249
                                                         ==========                        ==========

Interest-bearing liabilities:
  NOW accounts & money market savings                    $  794,001   $ 7,069     3.57%    $  754,989   $ 6,077     3.24%
  Regular savings                                           209,308     1,249     2.39        237,535     1,400     2.37
  Time deposits $100 thousand and greater                    90,634     1,235     5.47         73,409     1,026     5.62
  Time deposits under $100 thousand                         704,687     9,308     5.30        702,667     9,189     5.26
                                                         ---------------------------------------------------------------
      Total interest-bearing deposits                     1,798,630    18,861     4.21      1,768,600    17,692     4.02
  Long-term debt                                             22,607       376     6.67         47,311       690     5.87
  Short-term borrowed funds                                 388,903     5,211     5.37        138,632     1,676     4.86
                                                         ---------------------------------------------------------------

      Total interest-bearing liabilities                  2,210,140    24,448     4.44      1,954,543    20,058     4.13
                                                         ---------------------------------------------------------------

Demand deposits                                             278,612                           261,437
Other liabilities                                            23,701                            21,574
Corporation-obligated mandatorily redeemable capital
 securities of subsidiary trust holding solely junior
 subordinated debentures of the Corporation                  20,110                                --
Shareholders' equity                                        210,869                           191,695
                                                         ----------                        ----------

Total liabilities and shareholders' equity               $2,743,432                        $2,429,249
                                                         ==========                        ==========
Net interest income                                                   $29,997                           $27,560
                                                                      =======                           =======

Interest rate differential                                                        3.97%                             4.30%
                                                                                  ====                              ====

Net interest margin                                                               4.63%                             4.88%
                                                                                  ====                              ====


Notes:
<F1>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal tax rate.
<F2>  Includes principal balances of non-accrual loans and industrial revenue bonds.


TABLE D.  Average Balances, Yields, and Net Interest Margins


                                                                             Six Months Ended June 30,
                                                         -----------------------------------------------------------------
                                                                       1997                              1996
                                                         -------------------------------   -------------------------------
                                                                      Interest   Average                Interest   Average
                                                           Average    Income/    Yield/      Average    Income/    Yield/
(Dollars in thousands)                                     Balance    Expense     Rate       Balance    Expense     Rate
                                                         -----------------------------------------------------------------

Earning assets:
  Money market investments                               $    6,699   $   194     5.84%    $   23,369   $   647     5.57%
  Securities available for sale, at amortized cost(1)       589,738    18,461     6.31        417,871    12,676     6.10
  Loans held for sale                                        12,566       481     7.72         16,432       603     7.38
  Investment securities, at amortized cost(1)                31,630     1,135     7.24         47,037     1,674     7.16
  Loans, net of unearned income and
   unamortized loan fees (1 and 2)                        1,889,495    85,294     9.10      1,642,670    75,331     9.22
                                                         ---------------------------------------------------------------

      Total earning assets                                2,530,128   105,565     8.41      2,147,379    90,931     8.52
                                                         ---------------------------------------------------------------

Cash and due from banks                                      76,968                            80,919
Allowance for loan losses                                   (23,900)                          (23,860)
Valuation reserve for securities available for sale          (5,727)                           (3,949)
Other assets                                                103,365                            93,994
                                                         ----------                        ----------

Total assets                                             $2,680,834                        $2,294,483
                                                         ==========                        ==========

Interest-bearing liabilities:
  NOW accounts & money market savings                    $  788,024   $13,777     3.53%    $  709,676   $11,694     3.31%
  Regular savings                                           211,290     2,490     2.38        223,435     2,668     2.40
  Time deposits $100 thousand and greater                    90,918     2,456     5.45         70,428     2,000     5.71
  Time deposits under $100 thousand                         705,140    18,522     5.30        659,939    17,666     5.38
                                                         ---------------------------------------------------------------
      Total interest-bearing deposits                     1,795,372    37,245     4.18      1,663,478    34,028     4.11
  Long-term debt                                             23,740       771     6.55         49,861     1,455     5.87
  Short-term borrowed funds                                 341,640     8,866     5.23        126,567     3,092     4.91
                                                         ---------------------------------------------------------------

      Total interest-bearing liabilities                  2,160,752    46,882     4.38      1,839,906    38,575     4.22
                                                         ---------------------------------------------------------------

Demand deposits                                             277,160                           249,686
Other liabilities                                            23,509                            21,270
Corporation-obligated mandatorily redeemable capital
 securities of subsidiary trust holding solely junior
 subordinated debentures of the Corporation                  10,110                                --
Shareholders' equity                                        209,303                           183,621
                                                         ----------                        ----------

Total liabilities and shareholders' equity               $2,680,834                        $2,294,483
                                                         ==========                        ==========
Net interest income                                                   $58,683                           $52,356
                                                                      =======                           =======

Interest rate differential                                                        4.03%                             4.30%
                                                                                  ====                              ====

Net interest margin                                                               4.68%                             4.90%
                                                                                  ====                              ====


Notes:
<F1>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal tax rate.
<F2>  Includes principal balances of non-accrual loans and industrial revenue bonds.


TABLE E.  Average Sources of Funding


                                                        Three Months                                   Percentage of
                                                       Ended June 30,               Change          Total Net Funding
                                                  ------------------------    -------------------   -----------------
(Dollars in thousands)                               1997          1996        Amount     Percent     1997      1996
                                                  -------------------------------------------------------------------

Demand deposits                                   $  278,612    $  261,437    $ 17,175      6.6%      11.5%     12.3%
Retail deposits:
  Regular savings                                    209,308       237,535     (28,227)   (11.9)       8.7      11.1
  Time deposits under $100 thousand                  704,687       702,667       2,020      0.3       29.2      33.0
  NOW accounts & money market savings                794,001       754,989      39,012      5.2       32.9      35.4
                                                  ------------------------------------------------------------------
      Total retail deposits                        1,707,996     1,695,191      12,805      0.8       70.8      79.5
                                                  ------------------------------------------------------------------

Total core deposits                                1,986,608     1,956,628      29,980      1.5       82.3      91.8
Less: cash and due from banks                         73,754        82,463      (8,709)   (10.6)       3.1       3.9
                                                  ------------------------------------------------------------------
Net core deposits                                  1,912,854     1,874,165      38,689      2.1       79.2      87.9
                                                  ------------------------------------------------------------------

Time deposits $100 thousand and greater               90,634        73,409      17,225     23.5        3.8       3.4
Federal funds purchased                               10,397         3,827       6,570    171.7        0.4       0.2
Securities sold under agreements to repurchase       135,718       101,377      34,341     33.9        5.6       4.8
Borrowings from U.S. Treasury                         12,451         6,857       5,594     81.6        0.5       0.3
Short-term notes from FHLB                           230,337        26,571     203,766    766.9        9.6       1.2
Long-term notes from FHLB                             10,264        31,561     (21,297)   (67.5)       0.4       1.5
                                                  ------------------------------------------------------------------
Total purchased liabilities                          489,801       243,602     246,199    101.1       20.3      11.4
                                                  ------------------------------------------------------------------

Bank term loan                                        12,343        15,750      (3,407)   (21.6)       0.5       0.7
                                                  ------------------------------------------------------------------

Total net funding                                 $2,414,998    $2,133,517    $281,481     13.2%     100.0%    100.0%
                                                  ==================================================================


TABLE F.  Volume and Yield Analysis


                                               Three Months
                                              Ended June 30,                      Due to
                                            ------------------              ------------------
(In thousands)                                1997       1996     Change     Volume      Rate
                                            --------------------------------------------------

Interest income (FTE):
  Money market investments                  $     80   $   242   $  (162)   $  (180)   $    18
  Securities available for sale               10,002     6,626     3,376      2,987        389
  Loans held for sale                            243       303       (60)       (55)        (5)
  Investment securities                          540       806      (266)      (277)        11
  Loans                                       43,580    39,641     3,939      3,939         --
                                            --------------------------------------------------
      Total interest income                   54,445    47,618     6,827      6,414        413
                                            --------------------------------------------------

Interest expense:
  NOW accounts & money market savings          7,069     6,077       992        371        621
  Regular savings                              1,249     1,400      (151)      (163)        12
  Time deposits $100 thousand and greater      1,235     1,026       209        236        (27)
  Time deposits under $100 thousand            9,308     9,189       119         49         70
  Long-term debt                                 376       690      (314)      (408)        94
  Short-term borrowed funds                    5,211     1,676     3,535      3,359        176
                                            --------------------------------------------------
      Total interest expense                  24,448    20,058     4,390      3,444        946
                                            --------------------------------------------------

Net interest income (FTE)                   $ 29,997   $27,560   $ 2,437    $ 2,970    $  (533)
                                            ==================================================


                                                Six Months
                                              Ended June 30,                      Due to
                                            ------------------               -----------------
                                              1997       1996     Change     Volume      Rate
                                            --------------------------------------------------

Interest income (FTE):
  Money market investments                  $    194   $   647   $  (453)   $  (484)   $    31
  Securities available for sale               18,461    12,676     5,785      5,350        435
  Loans held for sale                            481       603      (122)      (150)        28
  Investment securities                        1,135     1,674      (539)      (558)        19
  Loans                                       85,294    75,331     9,963     10,941       (978)
                                            --------------------------------------------------
      Total interest income                  105,565    90,931    14,634     15,099       (465)
                                            --------------------------------------------------

Interest expense:
  NOW accounts & money market savings         13,777    11,694     2,083      1,309        774
  Regular savings                              2,490     2,668      (178)      (156)       (22)
  Time deposits $100 thousand and greater      2,456     2,000       456        547        (91)
  Time deposits under $100 thousand           18,522    17,666       856      1,118       (262)
  Long-term debt                                 771     1,455      (684)      (852)       168
  Short-term borrowed funds                    8,866     3,092     5,774      5,573        201
                                            --------------------------------------------------
      Total interest expense                  46,882    38,575     8,307      7,539        768
                                            --------------------------------------------------

Net interest income (FTE)                   $ 58,683   $52,356   $ 6,327    $ 7,560    $(1,233)
                                            ==================================================

Note:
Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.


TABLE G.  Non-Performing Assets


                                                    At          At           At
                                                 June 30,   December 31,  June 30,
                                                 ---------------------------------
(Dollars in thousands)                             1997         1996        1996
                                                 ---------------------------------

Loans on a non-accrual basis:
  Commercial, financial and agricultural         $ 2,600       $ 3,221    $ 3,076
  Real estate:
    Construction and land development                 39            39         73
    Commercial                                     3,184         4,443      6,852
    Residential                                    8,493         9,290      9,511
                                                 --------------------------------
      Total non-accrual                           14,316        16,993     19,512
                                                 --------------------------------

Restructured loans:
  Real estate:
    Commercial                                       378           716        828
    Residential                                       38            39         83
  Other installment                                    6            10          6
                                                 --------------------------------
      Total restructured                             422           765        917
                                                 --------------------------------

Past-due 90 days or more and still accruing:
  Commercial, financial and agricultural             119           169        209
  Real estate:
    Commercial                                        --            --        371
    Residential                                      165            88         73
  Credit card receivables                            157           111        138
  Lease receivables                                   93            48         63
  Other installment                                  471           794        664
                                                 --------------------------------
      Total past-due 90 days or more
       and still accruing                          1,005         1,210      1,518
                                                 --------------------------------
Total non-performing loans                        15,743        18,968     21,947
                                                 --------------------------------

Foreclosed real estate                               534           921      1,301
In-substance foreclosed real estate                   25            --         --
                                                 --------------------------------
      Total other real estate owned (OREO)           559           921      1,301

Total non-performing assets                      $16,302       $19,889    $23,248
                                                 ================================

Allowance for loan losses (ALL)                  $23,963       $23,520    $24,669
ALL coverage of non-performing loans              152.21%       124.00%    112.40%
Non-performing assets as a % of (loans & OREO)      0.84          1.08       1.31
Non-performing assets to total assets               0.57          0.76       0.95


TABLE H.  Summary of Loan Loss Experience


                                                    Six Months       Twelve Months       Six Months
                                                  Ended June 30,  Ended December 31,   Ended June 30,
(Dollars in thousands)                                 1997              1996               1996
                                                  ---------------------------------------------------

Loans outstanding-end of period                     $1,931,434        $1,848,232         $1,770,339
Average loans outstanding-period to date             1,889,495         1,730,720          1,642,670
                                                    -----------------------------------------------

Allowance for loan losses at beginning of period    $   23,520        $   22,095         $   22,095
Allowance related to acquisition                            --             1,650              1,650

Loans  charged off:
  Commercial, financial and agricultural                  (825)           (1,356)              (313)
  Real estate:
    Construction and land development                       --               (73)                --
    Commercial                                            (466)           (2,122)              (768)
    Residential                                           (945)           (1,772)              (702)
                                                    -----------------------------------------------
      Total real estate                                 (1,411)           (3,967)            (1,470)

  Credit card receivables                                 (349)             (788)              (401)
  Lease receivables                                       (565)             (867)              (424)
  Other installment                                     (2,362)           (3,348)            (1,373)
                                                    -----------------------------------------------
      Total installment                                 (3,276)           (5,003)            (2,198)

      Total loans charged off                           (5,512)          (10,326)            (3,981)
                                                    -----------------------------------------------

Recoveries on loans:
  Commercial, financial and agricultural                   395               619                357
  Real estate:
    Construction and land development                       71                60                 36
    Commercial                                             263             1,039                699
    Residential                                            288               669                219
                                                    -----------------------------------------------
      Total real estate                                    622             1,768                954

  Credit card receivables                                   53               144                 82
  Lease receivables                                        366               695                275
  Other installment                                        833             1,275                637
                                                    -----------------------------------------------
      Total installment                                  1,252             2,114                994

      Total recoveries on loans                          2,269             4,501              2,305
                                                    -----------------------------------------------

Loans charged off,  net of recoveries                   (3,243)           (5,825)            (1,676)
                                                    -----------------------------------------------

Provision for loan losses                                3,686             5,600              2,600
                                                    -----------------------------------------------

Allowance for loan losses at end of period          $   23,963        $   23,520         $   24,669
                                                    ===============================================

Loans charged off, net (annualized),
 as a % of average total loans                            0.34%             0.34%              0.20%
Provision for loan losses (annualized)
 as a % of average total loans                            0.39              0.32               0.32
Allowance for loan losses
 as a % of period-end total loans                         1.24              1.27               1.39


TABLE I.  Capital Ratios


                                                         At            At             At             At            At
                                                      June 30,      March 31,    December 31,   September 30,   June 30,
(Dollars in thousands)                                  1997          1997           1996           1996          1996
                                                     --------------------------------------------------------------------

Total risk-adjusted on-balance-sheet assets          $1,936,981    $1,836,108     $1,795,825      $1,709,036   $1,659,773
Total risk-adjusted off-balance-sheet items             104,257       107,077        103,647         106,281      106,200
                                                     --------------------------------------------------------------------
Total risk-adjusted assets                           $2,041,238    $1,943,185     $1,899,472      $1,815,317   $1,765,973
                                                     ====================================================================

Total risk-adjusted assets / average total assets,
 net of fair value adjustment and goodwill(1)             75.27%        75.06%         75.87%          73.75%       73.71%

Total shareholders' equity                           $  216,866    $  207,774     $  206,737      $  199,800   $  194,430
Fair value adjustment(1)                                  2,012         6,157          2,477           4,556        5,320
Corporation-obligated mandatorily redeemable
 capital securities                                      30,000           ---            ---             ---          ---
Other adjustments to Tier I capital                     (33,530)      (34,836)       (36,142)        (37,448)     (38,744)
                                                     --------------------------------------------------------------------

Total Tier I capital                                    215,348       179,095        173,072         166,908      161,006
Maximum allowance for loan losses(2)                     23,963        23,638         23,520          22,711       22,107
                                                     --------------------------------------------------------------------
Total capital                                        $  239,311    $  202,733     $  196,592      $  189,619   $  183,113
                                                     ====================================================================

Quarterly average total assets,
 net of fair value adjustment and goodwill(1)        $2,711,913    $2,588,819     $2,503,637      $2,461,484   $2,395,825
Allowance for loan losses                                23,963        23,638         23,520          24,284       24,669

Total capital to total risk-adjusted assets               11.72%        10.43%         10.35%          10.45%       10.37%
Tier I capital to total risk-adjusted assets              10.55          9.22           9.11            9.19         9.12
Tier I capital to total quarterly average
 adjusted assets (Leverage)                                7.94          6.92           6.91            6.78         6.72


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


SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION


                                                                     1997                               1996
                                                           ------------------------    --------------------------------------

(In thousands, except share and per share data)                Q2            Q1            Q4            Q3            Q2
                                                           ------------------------------------------------------------------

Statement of Income:
  Interest income                                          $   54,312    $   50,982    $   50,246    $   49,175    $   47,454
  Interest expense                                             24,448        22,434        21,666        20,899        20,058
                                                           ------------------------------------------------------------------
      Net interest income                                      29,864        28,548        28,580        28,276        27,396
  Provision for loan losses                                     1,936         1,750         1,500         1,500         1,300
                                                           ------------------------------------------------------------------
      Net interest income after provision for loan losses      27,928        26,798        27,080        26,776        26,096
                                                           ------------------------------------------------------------------

Other Income:
  Income from fiduciary activities                              2,081         2,022         1,750         2,084         2,005
  Service charges on depositor accounts                         1,981         1,856         1,734         1,692         1,792
  Card product income                                             822           720           938           764           728
  Loan servicing income                                           640           689           701           795           670
  Net loan transactions                                           183           235           413           257           358
  Net securities transactions                                       6            18             7            21            --
  All other                                                       862         1,086           961           844           903
                                                           ------------------------------------------------------------------
      Total other income                                        6,575         6,626         6,504         6,457         6,456

Other Expenses:
  Salaries                                                      9,443         8,966         9,117         9,278         9,053
  Employee benefits                                             1,963         2,326         1,898         2,057         2,146
  Net occupancy expenses                                        1,948         1,975         1,971         1,669         1,767
  Equipment and software expenses                               1,733         1,756         1,958         1,569         1,701
  Data processing fees                                          1,223         1,207         1,156         1,111         1,209
  FDIC deposit insurance and other regulatory expenses            194           187           129           134            99
  OREO and repossession expenses                                  264            97            96           267            78
  Amortization of goodwill                                      1,306         1,306         1,305         1,297         1,319
  All other                                                     5,960         5,161         5,731         5,794         5,138
                                                           ------------------------------------------------------------------
      Total other expenses                                     24,034        22,981        23,361        23,176        22,510
                                                           ------------------------------------------------------------------
Income before income taxes                                     10,469        10,443        10,223        10,057        10,042
Income tax expense                                              3,380         3,393         3,190         3,244         3,248
                                                           ------------------------------------------------------------------
Net income                                                 $    7,089    $    7,050    $    7,033    $    6,813    $    6,794
                                                           ------------------------------------------------------------------

Average Balances:
  Loans                                                    $1,914,211    $1,864,504    $1,838,093    $1,797,510    $1,746,552
  Loans held for sale                                          12,730        12,400        12,010        14,497        15,668
  Securities available for sale                               635,124       543,846       488,277       474,626       446,227
  Investment securities                                        30,125        33,153        35,846        40,151        45,703
  Money market investments                                      5,684         7,726         1,631         9,835        18,522
                                                           ------------------------------------------------------------------
      Total earning assets                                  2,597,874     2,461,629     2,375,857     2,336,619     2,272,672
  Other assets                                                145,558       155,869       161,445       157,757       156,577
                                                           ------------------------------------------------------------------
      Total assets                                         $2,743,432    $2,617,498    $2,537,302    $2,494,376    $2,429,249
                                                           ==================================================================

  Demand deposits                                          $  278,612    $  273,764    $  284,835    $  272,492    $  261,437
  Interest-bearing deposits                                 1,798,630     1,792,078     1,779,766     1,788,238     1,768,600
                                                           ------------------------------------------------------------------
      Total deposits                                        2,077,242     2,065,842     2,064,601     2,060,730     2,030,037
  Short-term borrowed funds                                   388,903       295,780       215,332       172,217       138,632
  Long-term debt                                               22,607        24,887        31,497        44,713        47,311
  Other liabilities                                            23,701        23,311        22,027        21,426        21,574
  Corporation-obligated mandatorily redeemable capital
   securities of subsidiary trust holding solely junior
   subordinated debentures of the Corporation                  20,110            --            --            --            --
  Shareholders' equity                                        210,869       207,678       203,845       195,290       191,695
                                                           ------------------------------------------------------------------
      Total liabilities, Corporation-obligated
       mandatorily redeemable-capital securities and
       shareholders' equity                                $2,743,432    $2,617,498    $2,537,302    $2,494,376    $2,429,249
                                                           ==================================================================
Loans charged off, net of recoveries                       $    1,611    $    1,632    $    2,264    $    1,885    $      814
Non-performing assets, p.e.                                    16,302        20,189        19,889        23,330        23,248

Share and Per Share Data:
  Shares outstanding, p.e.                                  7,826,648     7,826,648     7,826,648     7,826,648     7,826,648
  Weighted average shares outstanding                       7,826,648     7,826,648     7,826,648     7,826,648     7,826,648
  Tangible book value, p.e.                                $    23.42    $    22.10    $    21.80    $    20.74    $    19.89
  Cash dividends declared                                        0.29          0.29          0.25          0.25          0.25
  Net income                                                     0.91          0.90          0.90          0.87          0.87
  Closing price at quarter end                                  46.25         40.50         41.50         37.38         34.25
  Cash dividends declared as a % of net income                  31.87%        32.22%        27.78%        28.74%        28.74%

Key Ratios:
  Return on average assets                                       1.04%         1.09%         1.10%         1.09%         1.12%
  Return on average shareholders' equity                        13.48         13.77         13.73         13.88         14.25
  Net interest margin, fte                                       4.63          4.73          4.81          4.83          4.88
  Efficiency ratio                                              61.43         61.37         62.35         61.34         62.07
  Expense ratio                                                  2.45          2.49          2.59          2.54          2.59
  As a % of risk-adjusted assets, p.e.:

      Total capital                                             11.72         10.43         10.35         10.45         10.37
      Tier 1 capital                                            10.55          9.22          9.11          9.19          9.12
  As a % of quarterly average total assets:
      Tier 1 capital (regulatory leverage)                       7.94          6.92          6.91          6.78          6.72
  Tangible shareholders' equity, to tangible assets, p.e.        6.51          6.62          6.65          6.56          6.44

  Price earnings ratio (last 4 reported quarters)               12.9          11.4          12.6          11.5          10.6


Item 4. Submission of Matters to a Vote of Security Holders

      The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders of Banknorth Group, Inc. on May 13, 1997:

      1. To elect four directors to serve until the 2000 Annual Meeting of Shareholders

      2.  To adopt the 1997 Equity Compensation Plan

      3. To adopt the amended and restated 1994 Deferred Compensation Plan for Directors and Selected Executives

      4. To ratify the selection of independent auditors of the Company for 1997.

      The results of the votes were as follows:


MATTER                        FOR             AGAINST      WITHHELD/FOR      BROKER NON-VOTE
--------------------------------------------------------------------------------------------

Election of Directors:
Richard J. Fleming            5,723,010       ---           71,930           N/A
Luther F. Hackett             5,685,592       ---          109,348           N/A
Richard M. Narkewicz, M.D.    5,722,722       ---           72,218           N/A
John Packard                  5,720,239       ---           74,701           N/A

Adoption of 1997 Equity
 Compensation Plan            4,648,113       427,285      143,854           N/A

Adoption of amended
 and restated
 1994 Deferred Compensation
 Plan for Directors and
  Selected Executives         5,095,630       440,592      188,647           N/A

Selection of Auditors
 KPMG Peat Marwick, LLP       5,746,614        18,086       30,240           N/A


Broker non-votes are not applicable as no non-routine items were voted upon during the 1996 Annual Meeting of Shareholders.


                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BANKNORTH GROUP, INC.
                                       Registrant

Date:  8/13/97                         /S/ William H. Chadwick
                                       William H. Chadwick
                                       President and Chief Executive Officer

Date:  8/13/97                         /S/ Thomas J. Pruitt
                                       Thomas J. Pruitt
                                       Executive Vice President and Chief
                                       Financial Officer

                             A GLOSSARY OF TERMS

Basis Risk
   Basis risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.
Book value per share
   Total shareholders' equity divided by shares out-standing on the same date.
Cash dividends per share
   Total cash dividends declared divided by average shares outstanding for the period.
Cumulative effect of an accounting change
   Although the presumption is that once an accounting principle has been adopted it should not be changed, when a change is necessary it generally is recognized by including the cumulative effect of the change in net income of the period of change. The cumulative effect of a change in accounting principle is the total direct effects, net of the related tax effect, that the change has on prior periods.
Earning assets
   Interest-bearing deposits with banks, securities available for sale, investment securities, loans (net of unearned income), federal funds sold and securities purchased under agreements to resell.
Earnings per share
   Net income divided by average shares outstanding during the period, including the effect of stock options, if significant.
Efficiency ratio
   Total other operating expense, excluding OREO/ repossession expense, goodwill amortization and other non-recurring expenses, as a percentage of net interest income, on a fully taxable equivalent basis, and total other operating income, excluding securities gains/losses and non-recurring items.
Expense ratio
   Total other operating expense, excluding OREO/ repossession expense, goodwill amortization and other non-recurring expenses, less other operating income, excluding securities gains or losses and non-recurring items, as a percentage of average earning assets.
Fully taxable-equivalent (fte) income
   Tax-exempt income which has been converted to place tax-exempt and taxable income on a comparable basis before application of income taxes.
Impaired loans
   Loans, usually commercial type loans, where it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement and all loans restructured in troubled debt restructurings subsequent to January 1, 1995.
Interest-bearing liabilities
   Interest-bearing deposits, federal funds purchased, securities sold under agreements to repurchase, other short-term borrowings and long-term debt.
Liquidity
   The ability to meet both loan commitments and deposit withdrawals as they come due.
Net loans charged off
   Reductions to the allowance for loan losses for loans written off, net of the recovery of loans previously written off.
Net interest income
   The difference between income on earning assets and interest expense on interest-bearing liabilities.
Net interest margin
   Fully taxable-equivalent basis net interest income as a percentage of average earning assets.
Net loan transactions
   Gains and losses resulting from sales of first mortgage loans into secondary market, primarily by the mortgage banking operation.
Net securities transactions
   Gains and losses resulting from sales of securities available for sale at prices above or below the amortized cost of the securities sold and gains realized on the call of certain securities.
Non-accrual loans
   Loans for which no periodic accrual of interest income is realized. Non-performing assets
   When other real estate owned (OREO) is added to non-performing loans, the result is defined as non-performing assets.
Non-performing loans
   Non-performing loans are defined as all non-accrual and restructured loans, and all loans which are 90 days or more past-due but still accruing interest.
Other operating expenses
   All expenses other than interest expense and the provision for loan losses.
Other operating income
   All income other than interest income and dividend income.
Other real estate owned (OREO)
   Real estate acquired through foreclosure or in-substance foreclosure. Purchase accounting
   An accounting method which, following an acquisition, the acquired entity is recorded at fair value. The operating results of the acquired entity are included in the acquiring entity's result from the date of the acquisition forward.
Restructured loans
   A refinanced loan in which the bank allows the borrower certain concessions that would not normally be considered. The concessions are always made in light of the borrower's financial difficulties, and the objective of the bank is to maximize recovery of the investment.
Return on average assets (ROA)
   Net income as a percentage of average total assets. A key ratio which indicates how effectively a bank holding company uses its total resources.
Return on average shareholders' equity (ROE)
   Net income as a percentage of average shareholders' equity. A key ratio which provides a measure of how efficiently equity has been employed.
Significant non-recurring income or expense items
   A significant non-recurring income or expense item represents income or expense which is reported in the quarter in which it occurs, and is not expected to recur in future periods.
Tangible book value
   Tangible shareholders' equity divided by shares outstanding on the same date.
Tangible shareholders' equity
   Shareholders' equity less goodwill.
Tangible total assets
   Total assets less goodwill.