Form 10-Q
period 1997-09-30
BANKNORTH GROUP INC /NEW/ /DE/
filed 1997-11-13
CIK 851105

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

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

7,826,648 shares of common stock, $l.00 par, outstanding on September 30, 1997.


INDEX TO FORM 10-Q

PART I                                                                                   PAGE
---------------------------------------------------------------------------------------------

          Financial Highlights (Unaudited)                                                 1

  Item l  Interim Financial Statements

            Consolidated Statements of Income for the Three and Nine Months
            Ended September 30, 1997 and 1996 (Both unaudited)                             2

            Consolidated Balance Sheets at September 30, 1997 (Unaudited),
            December 31, 1996 and September 30, 1996 (Unaudited)                           3

            Consolidated Statements of Changes in Shareholders' Equity for the Period
            January 1, 1996 to September 30, 1997 (Unaudited)                              4

            Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1997 and 1996 (Both unaudited)                             5

            Notes to Unaudited Interim Consolidated Financial Statements                   6

            Independent Auditors' Report                                                   8

  Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                        9


PART II
---------------------------------------------------------------------------------------------

  Item 1  Legal Proceedings                                                              N/A

  Item 2  Changes in Securities                                                          N/A

  Item 3  Defaults Upon Senior Securities                                                N/A

  Item 4  Submission of Matters to a Vote of Security Holders                            N/A

  Item 5  Other Information                                                              N/A

  Item 6  Exhibits and Reports on Form 8-K                                                28

          Signatures                                                                      29

          Glossary                                                                        30



Financial Highlights (Unaudited)

                                                                           Three Months                 Nine Months
                                                                        Ended September 30,         Ended September 30,
                                                                      ------------------------    ------------------------
(Dollars in thousands, except share and per share data)                  1997          1996          1997          1996
                                                                         ----          ----          ----          ----

Income Data
  Interest income                                                     $   56,321    $   49,175    $  161,615    $  139,762
  Interest expense                                                        26,103        20,899        72,985        59,474
                                                                      ----------------------------------------------------
      Net interest income                                                 30,218        28,276        88,630        80,288
  Provision for loan losses                                                1,940         1,500         5,626         4,100
                                                                      ----------------------------------------------------
      Net interest income after provision for loan losses                 28,278        26,776        83,004        76,188

  Non-interest income                                                      8,001         6,457        21,202        18,799

  Goodwill amortization                                                    1,305         1,297         3,917         3,347
  Capital securities expense                                                 789            --         1,315            --
  Other expenses                                                          22,977        21,879        66,854        64,492
                                                                      ----------------------------------------------------
      Total non-interest expense                                          25,071        23,176        72,086        67,839
                                                                      ----------------------------------------------------
  Income before income taxes                                              11,208        10,057        32,120        27,148
  Income taxes                                                             3,618         3,244        10,391         8,791
                                                                      ----------------------------------------------------
      Net income                                                      $    7,590    $    6,813    $   21,729    $   18,357
                                                                      ====================================================

Share and Per Share Data
  Weighted average number of shares outstanding                        7,826,648     7,826,648     7,826,648     7,662,495
  Net income                                                          $     0.97    $     0.87    $     2.78    $     2.40
  Goodwill, after income tax effect                                         0.11          0.11          0.32          0.28
  Net income, excluding goodwill                                            1.08          0.98          3.10          2.68

  Shares outstanding, p.e.                                             7,826,648     7,826,648     7,826,648     7,826,648
  Book value                                                          $    29.19    $    25.53    $    29.19    $    25.53
  Tangible book value, p.e.                                                25.08         20.74         25.08         20.74

  Cash dividends declared                                                   0.29          0.25          0.87          0.75
  Market price:
    High                                                                   56.75         37.50         56.75         38.50
    Low                                                                    45.38         31.50         40.00         31.50
    Close                                                                  54.63         37.38         54.63         37.38
  Share volume                                                         1,135,780       661,529     2,853,846     2,904,788
  Average monthly share volume                                           378,593       220,510       317,094       322,754
  PE Ratio (last four reported quarters)                                    14.8          11.5          14.8          11.5

Average Balances
  Assets                                                              $2,849,746    $2,494,376    $2,737,786    $2,361,620
  Earning assets                                                       2,698,766     2,336,619     2,586,958     2,210,923
  Loans                                                                1,933,960     1,797,510     1,904,480     1,694,663
  Goodwill                                                                33,038        38,266        34,315        33,803
  Deposits                                                             2,124,519     2,060,730     2,092,227     1,962,312
  Short-term borrowed funds                                              430,360       172,217       369,363       142,295
  Long-term debt                                                          20,196        44,713        22,546        48,132
  Corporation-obligated mandatorily redeemable capital
   securities of subsidiary trust holding solely junior
   subordinated debentures of the Corporation                             30,000            --        16,813            --
  Shareholders' equity                                                   223,284       195,290       214,044       187,558

Key Ratios
  Return on average assets                                                  1.06%         1.09%         1.06%         1.04%
  Return on average shareholders' equity                                   13.49         13.88         13.57         13.07
  Efficiency ratio                                                         62.93         61.33         61.93         62.01

  Net loan charge-offs to average loans                                     0.17          0.42          0.29          0.28
  Provision for loan losses to average loans                                0.40          0.33          0.39          0.32
  Allowance for loan losses to loans, p.e.                                  1.29          1.33          1.29          1.33
  Allowance for loan losses coverage of non-performing loans, p.e.        143.09        108.99        143.09        108.99
  Non-performing assets to total assets, p.e.                               0.65          0.93          0.65          0.93

  Total capital to risk-adjusted assets, p.e.                              12.08         10.45         12.08         10.45
  Tier 1 capital to risk-adjusted assets, p.e.                             10.87          9.19         10.87          9.19
  Tier 1 capital to quarterly average total assets (Leverage)               7.98          6.78          7.98          6.78
  Tangible shareholders' equity to tangible assets, p.e.                    6.91          6.56          6.91          6.56


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                           Three Months           Nine Months
                                                        Ended September 30,   Ended September 30,
                                                        -------------------   -------------------
(In thousands, except per share data)                     1997        1996      1997       1996
                                                        -----------------------------------------


Interest Income:
  Interest and fees on loans                            $44,457     $41,109   $130,000   $116,714
  Interest on money market investments                      109         132        303        778
  Interest on securities available for sale              11,279       7,227     29,714     19,903
  Interest on investment securities                         476         707      1,598      2,367
                                                        -----------------------------------------
      Total interest income                              56,321      49,175    161,615    139,762

Interest Expense:
  Deposits                                               19,770      18,113     57,015     52,141
  Short-term borrowed funds                               5,990       2,127     14,856      5,220
  Long-term debt                                            343         659      1,114      2,113
                                                        -----------------------------------------
      Total interest expense                             26,103      20,899     72,985     59,474
                                                        -----------------------------------------

Net Interest Income                                      30,218      28,276     88,630     80,288
  Less: provision for loan losses                         1,940       1,500      5,626      4,100
                                                        -----------------------------------------

Net Interest Income After Provision for Loan Losses      28,278      26,776     83,004     76,188
                                                        -----------------------------------------

Other Operating Income:
  Income from fiduciary activities                        2,270       2,084      6,373      6,085
  Service charges on depositor accounts                   1,910       1,692      5,747      4,824
  Card product income                                       787         764      2,329      2,091
  Loan servicing income                                     630         716      1,911      2,057
  Gain on sale of mortgage servicing rights                 896          79        944         87
  Net loan transactions                                     381         257        799      1,216
  Net securities transactions                               163          21        187         24
  Other income                                              964         844      2,912      2,415
                                                        -----------------------------------------
      Total other operating income                        8,001       6,457     21,202     18,799

Other Operating Expenses:
  Salaries                                                9,923       9,278     28,332     26,706
  Employee benefits                                       2,044       2,057      6,333      6,374
  Net occupancy expenses                                  1,981       1,669      5,904      5,222
  Equipment and software expenses                         1,791       1,569      5,280      4,703
  Data processing fees                                    1,256       1,111      3,686      3,428
  FDIC deposit insurance and other regulatory expenses      197         134        578        332
  Other real estate owned and repossession expenses         287         267        648        375
  Legal and professional fees                               972         924      2,424      2,614
  Printing and supplies expenses                            598         603      1,795      2,601
  Advertising and marketing expenses                        612         701      1,856      2,455
  Amortization of goodwill                                1,305       1,297      3,917      3,347
  Capital securities expense                                789          --      1,315         --
  Other expenses                                          3,316       3,566     10,018      9,682
                                                        -----------------------------------------
      Total other operating expenses                     25,071      23,176     72,086     67,839
                                                        -----------------------------------------

Income before income tax expense                         11,208      10,057     32,120     27,148
Income tax expense                                        3,618       3,244     10,391      8,791
                                                        -----------------------------------------

Net Income                                              $ 7,590     $ 6,813   $ 21,729   $ 18,357
                                                        =========================================

Net Income Per Share                                    $  0.97     $  0.87   $   2.78   $   2.40
                                                        =========================================

See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

                                                           September 30,  December 31,  September 30,
                                                               1997           1996          1996
                                                           ------------------------------------------
(In thousands, except share and per share data)             (Unaudited)                  (Unaudited)

Assets
  Cash and due from banks                                   $   89,742     $   91,871     $   91,706
  Money market investments                                       5,678            101             50
                                                            ----------------------------------------
      Cash and cash equivalents                                 95,420         91,972         91,756
                                                            ----------------------------------------

  Securities available for sale, at fair value                 715,850        531,269        468,154
  Loans held for sale                                           17,139         12,106         12,935
  Investment securities                                         26,171         34,194         38,321

  Loans                                                      1,938,824      1,848,232      1,820,094
  Less: allowance for loan losses                               25,061         23,520         24,284
                                                            ----------------------------------------
      Net loans                                              1,913,763      1,824,712      1,795,810
                                                            ----------------------------------------

  Accrued interest receivable                                   17,102         15,148         15,243
  Premises, equipment and software, net                         29,908         29,448         29,256
  Other real estate owned and repossessed assets                 1,031            921          1,049
  Goodwill                                                      32,225         36,142         37,448
  Capitalized mortgage servicing rights                          4,521          3,921          3,875
  Other assets                                                  19,470         21,490         17,853
                                                            ----------------------------------------
  Total assets                                              $2,872,600     $2,601,323     $2,511,700
                                                            ========================================

Liabilities, Corporation-Obligated Mandatorily Redeemable
 Capital Securities and Shareholders' Equity
  Deposits:
    Demand deposits                                         $  303,031     $  287,598     $  288,317
    NOW accounts & money market savings                        823,706        773,870        755,234
    Regular savings                                            198,826        215,364        225,123
    Time deposits $100 thousand and greater                     93,884         91,245         83,255
    Time deposits under $100 thousand                          710,126        697,987        706,744
                                                            ----------------------------------------
      Total deposits                                         2,129,573      2,066,064      2,058,673
                                                            ----------------------------------------

  Short-term borrowed funds:
    Federal funds purchased                                     25,000         23,305          8,400
    Securities sold under agreements to repurchase             146,581        116,484        111,713
    Borrowings from U.S. Treasury                               19,387         11,672         22,531
    Borrowings from Federal Home Loan Bank of Boston           254,000        129,000         48,000
                                                            ----------------------------------------
      Total short-term borrowed funds                          444,968        280,461        190,644
                                                            ----------------------------------------

  Long-term debt:
    Federal Home Loan Bank of Boston term notes                  7,948         12,923         29,493
    Bank term loan                                              11,050         13,000         13,650
                                                            ----------------------------------------
      Total long-term debt                                      18,998         25,923         43,143
                                                            ----------------------------------------

  Accrued interest payable                                       6,493          3,914          4,267
  Other liabilities                                             14,082         18,224         15,173
                                                            ----------------------------------------

  Total liabilities                                          2,614,114      2,394,586      2,311,900
                                                            ----------------------------------------

  Corporation-obligated mandatorily redeemable capital
   securities of subsidiary trust holding solely junior
   subordinated debentures of the Corporation                   30,000             --             --

  Shareholders' equity:
    Common stock, $1.00 par value; authorized 20,000,000
     shares; issued and outstanding 7,826,648 shares             7,827          7,827          7,827
    Surplus                                                     90,925         87,410         87,227
    Retained earnings                                          129,627        115,130        110,339
    Unamortized employee restricted stock                       (1,456)        (1,153)        (1,037)
    Net unrealized gains (losses) on securities
     available for sale, net of tax                              1,563         (2,477)        (4,556)
                                                            ----------------------------------------
  Total shareholders' equity                                   228,486        206,737        199,800
                                                            ----------------------------------------

  Total liabilities, corporation-obligated mandatorily
   redeemable capital securities and shareholders' equity   $2,872,600     $2,601,323     $2,511,700
                                                            ========================================

See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                  Net
                                                                                               Unrealized
                                                                                 Unearned    Gains (Losses)
                                                                                Portion of   On Securities,
                                                                                 Employee       Available
                                                    Common           Retained   Restricted      for Sale,
(In thousands, except per share data                 Stock  Surplus  Earnings      Stock       Net of Tax      Total
                                                    ----------------------------------------------------------------


Balance, January 1, 1996                            $6,804  $56,023  $ 97,978    $  (898)       $    29      $159,936

Net income                                              --       --    25,390         --             --        25,390
Issuance of common stock, net of expenses            1,023   31,193        --         --             --        32,216
Adjustment of securities available for sale
 to fair value, net of tax                              --       --        --         --         (2,506)       (2,506)
Cash dividends  $1.00 per share                         --       --    (7,827)        --             --        (7,827)
Issuance of employee restricted stock                   --       --        --       (371)            --          (371)
Amortization of employee restricted stock               --      194        --        116             --           310
Exercise of employee stock options                      --       --      (411)        --             --          (411)
                                                    -----------------------------------------------------------------
Balance, December 31, 1996                          $7,827  $87,410  $115,130    $(1,153)       $(2,477)     $206,737
                                                    =================================================================

Net income                                              --       --     7,050         --             --         7,050
Adjustment of securities available for sale
 to fair value, net of tax                              --       --        --         --         (3,680)       (3,680)
Cash dividends  $.29 per share                          --       --    (2,270)        --             --        (2,270)
Amortization of employee restricted stock               --      (33)       --        125             --            92
Exercise of employee stock options                      --       --      (155)        --             --          (155)
                                                    -----------------------------------------------------------------
Balance, March 31, 1997 (Unaudited)                 $7,827  $87,377  $119,755    $(1,028)       $(6,157)     $207,774
                                                    =================================================================

Net income                                              --       --     7,089         --             --         7,089
Adjustment of securities available for sale
 to fair value, net of tax                              --       --        --         --          4,145         4,145
Cash dividends $.29 per share                           --       --    (2,270)        --             --        (2,270)
Amortization of employee restricted stock               --      189        --        (19)            --           170
Exercise of employee stock options                      --       --       (42)        --             --           (42)
                                                    -----------------------------------------------------------------
Balance, June 30, 1997 (Unaudited)                  $7,827  $87,566  $124,532    $(1,047)       $(2,012)     $216,866
                                                    =================================================================

Net income                                              --       --     7,590         --             --         7,590
Adjustment of securities available for sale
 to fair value, net of tax                              --       --        --         --          3,575         3,575
Cash dividends  $.29 per share                          --       --    (2,270)        --             --        (2,270)
Amortization of employee restricted stock               --      316        --        (94)            --           222
Issuance of employee restricted stock                   --       --        --       (315)            --          (315)
Issuance of restricted stock units under deferred
 compensation plan, net                                 --    3,043        (4)        --             --         3,039
Exercise of employee stock options                      --       --      (221)        --             --          (221)
                                                    -----------------------------------------------------------------
Balance, September 30, 1997 (Unaudited)             $7,827  $90,925  $129,627    $(1,456)       $ 1,563      $228,486
                                                    =================================================================

See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                          -------------------------------
(In thousands)                                                               1997                 1996
                                                                          -------------------------------


Increase in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                              $  21,729            $  18,357

Adjustments to reconcile net income  to net cash provided by operating activities:
  Depreciation and amortization of premises, equipment and software           3,514                3,159
  Amortization of goodwill                                                    3,917                3,347
  Net accretion of investment securities                                       (258)                (329)
  Net amortization of securities available for sale                           2,567                2,516
  Provision for loan losses                                                   5,626                4,100
  Adjustment of other real estate owned to estimated fair value                 209                  174
  Provision for deferred tax expense                                            196                  890
  Amortization of employee restricted stock                                     484                  243
  Exercise of employee stock options                                           (418)                (125)
  Net securities transactions                                                  (187)                 (24)
  Net gain on sale of other real estate owned and repossessed assets           (184)                (378)
  Proceeds from sale of loans held for sale                                  88,429              133,169
  Originations and purchases of loans held for resale                       (91,719)            (126,345)
  Net gain on sale of loans held for sale                                      (799)              (1,216)
  Gain on sale of mortgage servicing rights                                    (944)                 (87)
  Increase in interest receivable                                            (1,954)              (1,814)
  Increase (decrease) in interest payable                                     2,579                  (73)
  Increase in other assets and other intangibles                               (989)              (2,052)
  Increase (decrease) in other liabilities                                   (1,103)               1,652
                                                                          ------------------------------
      Total adjustments                                                       8,966               16,807
                                                                          ------------------------------
      Net cash provided by operating activities                              30,695               35,164
                                                                          ------------------------------

Cash flows from investing activities:
  Net cash provided by acquisition                                               --              124,141
  Proceeds from maturity and call of securities available for sale           71,216              167,507
  Proceeds from maturity and call of investment securities                    8,318               11,731
  Proceeds from sale of securities available for sale                           290               20,235
  Purchase of securities available for sale                                (252,234)            (306,401)
  Proceeds from sale of OREO and repossessed assets                           2,036                1,996
  Loans purchased                                                           (37,453)             (38,189)
  Net increase in originated loans                                          (59,395)             (37,493)
  Capital expenditures                                                       (3,991)              (3,637)
                                                                          ------------------------------
      Net cash used in investing activities                                (271,213)             (60,110)
                                                                          ------------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                        63,509              (60,610)
  Net increase in short-term borrowed funds                                 164,507               74,431
  Issuance of common stock, net of expenses                                      --               32,216
  Issuance of corporation-obligated mandatorily redeemable
   capital securities                                                        30,000                   --
  Payments on long term debt                                                 (6,925)             (12,854)
  Issuance of restricted stock awards                                          (315)                (371)
  Dividends paid                                                             (6,810)              (5,871)
                                                                          ------------------------------
      Net cash provided by  financing activities                            243,966               26,941
                                                                          ------------------------------
Net increase  in cash and cash equivalents                                    3,448                1,995
                                                                          ------------------------------
Cash and cash equivalents at beginning of period                             91,972               89,761
                                                                          ------------------------------
Cash and cash equivalents at end of period                                $  95,420            $  91,756
                                                                          ==============================

Additional disclosure relative to statement of cash flows:
  Interest paid                                                           $  70,406            $  59,121
                                                                          ==============================
  Taxes paid                                                              $   8,615            $  10,602
                                                                          ==============================

Supplemental schedule of non-cash investing and financing activities:
  Net transfer of loans to OREO and repossessed assets                    $   2,171            $   1,672
  Adjustment to securities available for sale to fair value, net of tax       4,040               (4,585)
  Issuance of restricted stock units under deferred
   compensation plan, net                                                     3,039                   --

  Fair value of assets acquired in acquisition                                   --              405,741
  Fair value of liabilities assumed                                              --              560,340

See accompanying notes to unaudited interim consolidated financial statements.


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries, First Massachusetts Bank, N.A., North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank, The Howard Bank, N.A., First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company, Franklin Lamoille Bank,
      Granite Savings Bank and Trust Company, Woodstock National Bank, The Stratevest Group, N.A., North Group Realty, Inc. and Banknorth Capital Trust I. It is the opinion of management that the accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which are considered necessary to report fairly the financial position as of September 30, 1997 and 1996, the Consolidated Statements of Income for the three and nine months ended September 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 and the Consolidated Statements of Changes in Shareholders' Equity for the period January
      1, 1996 through September 30, 1997. The accompanying unaudited interim consolidated financial statements should be read in conjunction with Banknorth Group, Inc.'s consolidated year end financial statements, including notes thereto, which are included in Banknorth Group, Inc.'s 1996 annual report to shareholders on Form 10-K.

2. Earnings per share were calculated based on 7,826,648 and 7,662,495 weighted average shares issued and outstanding during the nine month periods ended September 30, 1997 and 1996, respectively, and 7,826,648 weighted average shares issued and outstanding during the three month periods ended September 30, 1997 and 1996. The effect of the outstanding stock option awards and restricted stock units is not material to the calculation of earnings per share.

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

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129, "Disclosure of Information about Capital Structure", which establishes standards for disclosure about a company's capital structure. In accordance with SFAS No. 129, companies will be required to provide in the financial statements a complete description of all aspects of their capital structure, including call and put features, redemption requirements and conversion options. The disclosures required by SFAS No. 129 are for financial statements for periods ending after December 15, 1997. Management anticipates providing the required information in the 1997 annual financial statements.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income " (SFAS No. 130). SFAS No. 130 establishes standards for reporting and displaying of comprehensive income. SFAS No. 130 states that comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual consolidated financial statements.

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information " (SFAS No. 131). SFAS No. 131 establishes standards for reporting by public companies about operating segments of their business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for periods beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual consolidated financial statements of Banknorth Group, Inc.


[LOGO]   KPMG Peat Marwick LLP
         74 North Pearl Street
         Albany, New York 12207


                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Banknorth Group, Inc.

We have reviewed the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries ("the Company") as of September 30, 1997 and 1996, and the related consolidated statements of income for the three and nine month periods ended September 30, 1997 and 1996, and the consolidated statements of changes in shareholders' equity for the three month periods ended March 31, 1997, June 30, 1997 and September 30, 1997, and the consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management.

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

Albany, New York
October 24, 1997


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The review that follows focuses on the factors affecting the financial condition and results of operations of Banknorth Group, Inc. ("Banknorth" or "Company") during the three and nine months ended September 30, 1997, with comparisons to 1996 as applicable. Net interest income and net interest margin are presented on a fully taxable equivalent basis in this discussion. Balances discussed are daily averages unless otherwise described. The unaudited interim consolidated financial statements, as well as the 1996 annual report to shareholders', should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

OVERVIEW

      Banknorth recorded net income of $7.6 million, or $.97 per share for the three months ended September 30, 1997, as compared to $6.8 million, or $.87 per share recorded for the same period in 1996. For the year to date period ended September 30, 1997, net income was $21.7 million, or $2.78 per share, as compared to $18.4 million, or $2.40 per share in 1996.

During the third quarter of 1997:

      * Banknorth Group, Inc. common stock closed at an all-time high of $54.63 as of September 30, 1997.
      * The Company is undertaking a comprehensive study of its operations which is intended to enhance revenues and reduce expenses on a prospective basis.
      * Effective July 1, 1997, the deferred compensation plan for directors and selected executives was amended from a phantom stock plan to a restricted unit plan, thereby reducing the expense associated with this deferred compensation plan.

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

ASSET/LIABILITY MANAGEMENT

      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary earning assets with additional capacity invested in money market instruments. Earning assets were 94.12% and 93.15% of total assets at September 30, 1997 and 1996, respectively.

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

Corporation-Obligated Mandatorily Redeemable Capital Securities

      On May 1, 1997, Banknorth established Banknorth Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon the filing of a certificate of trust with the Delaware Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year corporation-obligated mandatorily redeemable capital securities (capital securities) in the aggregate amount of $30.0 million at 10.52%,
(ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The corporation obligated junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation obligated junior subordinated debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by Banknorth Group. The Company has used the net proceeds from the sale of the capital securities for general corporate purposes. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. The Company's primary source of funds to pay interest on the debentures is current dividends from its subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends in an amount sufficient to service the debentures.

Earning Assets

      Earning assets of $2.7 billion during the third quarter of 1997, were $362.1 million, or 15.5%, higher than during the third quarter of 1996 primarily due to growth of the loan portfolio resulting from increased loan demand and growth in the available for sale securities portfolio aimed at increasing the earning assets of the Company and leveraging the proceeds of the capital securities. For the year-to-date period, earnings assets were $2.6 billion in 1997 as compared with $2.2 billion in 1996. Table A, Mix of Average Earning Assets, shows how the mix of earning assets has changed as compared to the same period in 1996.

      Loans. Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of September 30, 1997 and 1996, and December 31, 1996, while Table A, Mix of Average Earning Assets provides information relating to average balances for the quarters ended September 30, 1997 and 1996.

      Total average loans were $1.9 billion during the quarter ended September 30, 1997, an increase of $136.5 million, or 7.6%, over the same period in 1996, resulting from strong loan growth, primarily in the markets served by FMB. During the first nine months of 1997, in order to supplement loan originations and to expand the portfolio of earning assets, the Company purchased approximately $37.5 million of primarily residential real estate loans.

      Given current economic indicators and interest rate environment, management believes that the Company will see continued but slowing growth in the loan portfolio during the balance of 1997. If interest rates rise, a greater slow down in lending activity could be expected.

      Loans held for sale. Loans designated as held for sale are primarily single-family mortgages originated by the Company's mortgage banking subsidiary or purchased through its wholesale lending operation, awaiting sale into the secondary market or to other Banknorth subsidiaries. Loans originated or purchased by the mortgage company are sold on the secondary market with some level of production, primarily adjustable rate mortgages, retained by the Company to be held in its mortgage portfolio. Loans held for sale were $21.0 million during the third quarter of 1997, $6.5 million, or 44.6% higher than the three month average ending September 30, 1996. Due to the level of market interest rates in the third quarter of 1997, both new loan originations as well as refinancing activity, primarily in the retail line of business, were high resulting in a greater level of mortgage product awaiting sale into the secondary market. Management expects production to fall in the fourth quarter of 1997 due to the seasonality of the retail business and the end of the prime selling season in the Northeast.

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

      Securities available for sale totaled $715.9 million, $531.3 million and $468.2 million at September 30, 1997, December 31, 1996 and September 30, 1996, respectively. The increase of $247.7 million from September 30, 1996 to September 30, 1997 reflects purchases made primarily during the fourth quarter of 1996 aimed at increasing the size of the earning asset portfolio, and purchases made in 1997 to effectively leverage the net proceeds of the capital securities. Average balances for the three months ended September 30, 1997 and 1996 were $708.8 million and $474.6 million, respectively.

      Investment securities. The designation "investment securities" is made at the time of purchase or transfer based upon the intent and ability to hold these securities until maturity. The management of this portfolio focuses primarily on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. Cash flow guidelines and average duration targets have been established for management of this portfolio. The balance of securities in this category was $26.2 million as of September 30, 1997 as compared to $34.2 million and $38.3 million as of December 31, and September 30, 1996, respectively. The decrease from September 30, 1996 reflects the reinvestment of cash flows generated by this portfolio into the available for sale portfolio during 1996 and thus far in 1997.

      Table C, Securities Available for Sale and Investment Securities provides details of securities available for sale and investment securities at September 30, 1997 and 1996, as well as December 31, 1996.

      Money market investments. Money market investments, primarily Federal funds sold, averaged $7.9 million during the third quarter of 1997, down $1.9 million, or 19.3%, from the third quarter of 1996. For the year to date period, money market investments were $11.7 million, or 62.2% higher in the first nine months of 1996 as compared to 1997. During the first half of 1996, the Company maintained high levels of liquidity in anticipation of deposit runoff at the newly formed FMB. The liquidity needs of that bank have reached normal levels resulting in a significant decrease in the investment in short-term money market instruments beginning in the third quarter of 1996 and continuing through the current period.

      Income from earning assets. Income from earning assets was $56.5 million for the three month period ended September 30, 1997, as compared to $49.3 million for the same period in 1996. The increase of $7.2 million, or 14.6%, resulted from the increases in earning assets through normal growth and asset purchases described above. Total earning assets during the third quarter of 1997 of $2.7 billion yielded 8.30%, while in 1996 earning assets of $2.3 billion yielded 8.39%. The increase in earning assets contributed $6.9 million towards the increase in interest income. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest income from earning assets.

      For the nine months ended September 30, 1997 and 1996, income from earning assets was $162.0 million and $140.2 million, respectively. Total earning assets of $2.6 billion, increased $376.0 million, or 17.0% over the nine month average of 1996. The yield on earning assets was 8.37% during the first nine months of 1997 as compared to 8.47% during the same period of 1996. During the first nine months of 1997, the increase in earning assets contributed $21.8 million towards the increase in interest income over the same period of 1996, while the 10 basis point reduction in yield caused a $36 thousand decrease.

Funding Sources

      The Company utilizes various traditional sources of funds to support its earning asset portfolios. Table E, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for the third quarter of 1997 and 1996, and changes, by category, from the third quarter of 1996.

      Core Deposits. Total core deposits averaged $2.0 billion during the three month period ended September 30, 1997, $51.4 million above the third
quarter average in 1996.   Total core deposits represented 81.2% of total
net funding during the third quarter of 1997 as compared to 90.3% during the same quarter of 1996.

      Purchased Liabilities. Total purchased liabilities increased on average by 88.1% to $531.5 million during the third quarter of 1997 from $282.5 million during the third quarter of 1996. The increased borrowings, or purchased liabilities, were the result of the incremental funding requirements related to loan and investment purchases made during the fourth quarter of 1996 and the first nine months of 1997. As stated previously, various asset purchases were made to increase the Company's earning asset base and effectively utilize the net proceeds from the trust securities transaction. Banknorth constantly seeks to fund its earning assets in the most efficient and profitable manner. Accordingly, management expects prudent levels of short-term borrowed funds, long-term debt and the trust securities to continue to be important sources of funding.

      Expense of Interest-Bearing Liabilities. Banknorth's interest expense for the three months ended September 30, 1997, was $26.1 million, $5.2 million, or 24.9%, above 1996. Total interest bearing liabilities of $2.3 billion during the third quarter of 1997, were $275.9 million, or 13.8% , higher than in 1996, and with a total cost of 4.54%, 39 basis points over the corresponding period of the prior year. Higher levels of interest bearing liabilities caused $3.8 million of the increase in interest expense, while the 39 basis point increase in the cost of funds resulted in the remainder of the increase of $1.4 million.

      Total interest bearing liabilities averaged $2.2 billion during the nine month period ended September 30, 1997, $303.3 million, or 16.0%, higher than in 1996. The cost of funds was 4.44% in 1997 as compared to 4.19% in
1996.   Table D, Average Balances, Yields and Net Interest Margins and Table
F, Volume and Yield Analysis contain details of changes by category of interest bearing liabilities and interest expense.

Net Interest Income

      Net interest income totaled $30.4 million and $28.4 million for the three month periods ended September 30, 1997 and 1996, respectively. The net interest margin was 4.46% during the third quarter of 1997 as compared to 4.83% during the third quarter of 1996. The yield on earning assets of 8.30% for the third quarter of 1997, was 9 basis points below the corresponding period of the prior year, while the cost of interest bearing liabilities, 4.54% in 1997, increased 39 basis points over the corresponding period of the prior year. The impact on net interest margin, as a result of adding earning assets to offset the cost of the capital securities issue, was a reduction of approximately 10 basis points.

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

      To protect the Company from this occurrence, interest rate floors with a notional amount of $295.0 million and interest rate swaps with a notional amount of $50.0 million were used to mitigate the potential reduction in interest income on certain adjustable and variable rate loans. The aggregate cost of the interest rate floors at the time of purchase was $2.8 million which is being amortized as an adjustment to the related loan yield on a straight line basis over the terms of the agreements. The unamortized balance of the interest rate floors as of September 30, 1997 was $1.6 million. The estimated fair value of these floors was $621 thousand as of September 30, 1997. The estimated fair value of the interest rate swap contracts was $301 thousand as of September 30, 1997.

Non-Performing Assets

      As categorized by Banknorth Group, non-performing assets include non-performing loans which are those loans in a non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days and still accruing interest. Also included in the total of non-performing assets are foreclosed and in-substance foreclosed real estate properties and repossessed non-real estate assets. Table G, Non-Performing Assets, contains details of non-performing assets. Non-performing assets were .65% of total assets as of September 30, 1997.

      Non-performing loans. Non-performing loans totaled $17.5 million, down $1.5 million, or 7.7% from December 31, 1996, and $4.8 million lower than
at September 30, 1996, respectively.   Banknorth's delinquency rate in the
consumer sector compares favorably with both national and regional rates thus far in 1997. Non-performing loans, although at a slightly higher level than the June 30, 1997 level of $15.7 million, continue to remain at a low level compared to a year earlier. Management does not expect any material changes in the level of non-performing loans during the remainder of 1997. The level of impaired loans does not exceed the level of non-performing loans at September 30, 1997.

      Other real estate owned. Total other real estate owned was $1.0 million at September 30, 1997, as compared to $1.0 million at September 30, 1996, and $921 thousand at year end 1996.

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

      Loans charged off equaled $7.6 million, or an annualized .53% of average loans for the first nine months of 1997, an increase of $752 thousand from the first nine months of 1996. Recoveries of $3.5 million for the first nine months of 1997, were $228 thousand higher than during the same period in 1996. Given the growth in the loan portfolio, management expects an increased level of loan charge-offs in 1997 as compared to that experienced in 1996.

      The provision for loan losses ("provision") for the third quarter of 1997 was $1.9 million, or an annualized .40% of average loans. Provisions of $1.5 million, or an annualized .33% of average loans, and $5.6 million, or
 .32% of average loans were experienced during the third quarter of 1996 and
the full year of 1996, respectively.   Provisions of $5.6 million, or an
annualized .39% of average loans, and $4.1 million, or an annualized .32% of average loans, were experienced during the nine month periods ended September 30, 1997 and 1996, respectively.

      Provisions recorded are those necessary to maintain the allowance at a level adequate enough to absorb reasonably predictable loan charge-offs. At September 30, 1997, the allowance provided a coverage of non-performing loans of 143.09% as compared to 124.00% and 108.99% at December 31,1996 and September 30, 1996, respectively. The allowance coverage of non-performing loans was 152.21% at June 30, 1997 and 123.27% as of March 31, 1997.

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

      Management of interest rate risk involves continual monitoring of the relative sensitivity of asset and liability portfolios to changes in rate due to maturities, re-pricing opportunities and embedded options. Sophisticated forecasting models are utilized to quantify the impact of changes in rates on the Company's net interest income. Specific guidelines relating to interest rate sensitivity have been established by the Company and are monitored on a regular basis. Testing under various scenarios have indicated that the Company's consolidated balance sheet is virtually matched.

OTHER OPERATING INCOME AND EXPENSES

Other Operating Income

      Other operating income totaled $8.0 million for the quarter ended September 30, 1997, $1.5 million, or 23.9%, higher than that recorded during the third quarter of 1996, primarily due to the recording of a $896 thousand net gain on the sale of $130 million in mortgage servicing rights by the Company's mortgage banking subsidiary. For the nine months ended September 30, 1997 and 1996, other operating income was $21.2 million and $18.8 million, respectively.

      Income from fiduciary activities was $2.3 million for the quarter ended September 30, 1997, $186 thousand or 8.9% higher than the income recorded in the third quarter of 1996. The increase resulted from greater assets under management by The Stratevest Group, N.A., the Company's trust bank and strong market conditions which increased fee revenue. Income from fiduciary activities was $6.4 million and $6.1 million for the nine months ended September 30, 1997 and 1996, respectively.

      Service charges on deposit accounts was $1.9 million during the three months ended September 30, 1997, as compared to $1.7 million during the same quarter of 1996. On a year-to-date basis, service charge income was $5.7 million, $923 thousand, or 19.1% higher than the same period of 1996.
Growth in the number of deposit accounts, increases in transaction fees charged on deposit accounts and reduced levels of fee waivers caused the aforementioned increases.

      Card product income in the third quarter of 1997 increased by $23 thousand, or 3.0%, over 1996, the result of the increases in Visa check card transaction volume and growth in the merchant services portfolio. For the nine months ended September 30, 1997 and 1996, card product income was $2.3 million and $2.1 million, respectively.

      Loan servicing income was $630 thousand in the third quarter of 1997, down $86 thousand or 12.0%, from $716 thousand for the third quarter of 1996. For the nine months ended September 30, 1997 and 1996, loan servicing income was $1.9 million and $2.1 million, respectively. The reduced level of loan servicing income during 1997 is the result of greater amortization of mortgage servicing rights than in the same period a year ago.

      The Company recorded net gains on the sale of servicing of $944 thousand for the nine months ended September 30, 1997 and $87 thousand for the same period of 1996. In August 1997, the Company sold $130 million in mortgage loan servicing rights at a price of 1.26% resulting in a net gain of $896 thousand. In 1996, the Company sold $6.9 million in servicing for a gain of $79 thousand.

      Net loan transactions amounted to $381 thousand during the three months ended September 30, 1997, an increase of $124 thousand from 1996. The increase was the result of strong retail mortgage loan production in the third quarter of 1997 due to the decline in interest rates during the quarter. For the nine months ended September 30, 1997, however, net loan transactions amounted to $799 thousand, compared to $1.2 million for the same period in 1996. While the 1997 retail mortgage production is running near 1996 levels, more of the production in 1997 is the adjustable rate product and is being retained on the balance sheet of the Company rather than being sold to the secondary market. Further, net loan transactions were reduced by the highly competitive nature of the mortgage market where pricing on new loans is reducing gains realized at the time of sale.

      Other income, $964 thousand for the three months ended September 30, 1997, was up $120 thousand or 14.2% from the same period in 1996. The increase was the result of the Company's new retail investment product
offerings and the payout of a venture capital fund investment.   For the
nine months ended September 30, 1997 and 1996, other income was $2.9 million and $2.4 million, respectively. The $497 thousand increase was the result of the two previously mentioned items, retail investment income and venture capital investment gains, as well as the sale of check processing equipment.

      During the third quarter of 1997, Banknorth began a comprehensive study intended to enhance the level of fee income on a prospective basis.

Other Operating Expenses

      Other operating expenses for the third quarter of 1997 were $25.1 million, $1.9 million, or 8.2% above the third quarter of 1996. Other operating expenses were up $4.2 million from $67.8 million for the first nine months of 1996 to $72.1 million for the nine months ended September 30, 1997. The largest increases in expenses were in the categories of salaries, equipment, and other expenses related to the cost of the trust securities and directors' deferred compensation plan.

      One-time expenses related to the start-up of FMB and Stratevest were approximately $1.8 million during the first quarter of 1996. Other one-time expenses related to a data processing conversion and the transition to a new incentive-based compensation system were approximately $366 thousand, also in the first quarter of 1996. The Company's efficiency ratio, which is adjusted to exclude material one-time income and expenses, was 61.93% for the first nine months of 1997, down from 62.01% during the same period in 1996.

      Salaries expense, the largest component of other operating expenses, was $9.9 million for the third quarter of 1997, up $645 thousand, or 7.0%
from the same period in 1996.   For the nine months ended September 30, 1997
and 1996, salaries expense amounted to $28.3 million and $26.7 million , respectively. The increase over 1996 is primarily attributable to a full nine months of salary expense related to FMB in 1997, increased staffing levels at FMB to meet loan demand, staffing of new branches in Massachusetts and New Hampshire, higher executive compensation costs due to the significant increase in the stock price and normal salary increases corporate wide.

      Despite the increase in salaries expense, the employee benefits expense was slightly lower in the third quarter of 1997 compared to the same period of 1996 due primarily to a reduction in the estimate of medical claims. Employee benefits expense was $6.3 million and $6.4 million in the first nine months of 1997 and 1996, respectively.

      Net occupancy expenses of $2.0 million during the three months ended September 30, 1997, were $312 thousand, or 18.7% above the same period in 1996. Net occupancy expenses increased from $5.2 million for the nine months ended September 30, 1996 to $5.9 million for the nine months ended September 30, 1997 or an increase of 13.1%. The increase is attributable to a full nine months of expense related to FMB in 1997 and the addition of two branches in the second quarter of 1997.

      Equipment and software expenses were $1.8 million and $1.6 million for the quarters ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, equipment and software expense was
$5.3 million and $4.7 million, respectively.   The increase from 1996 to 1997
is attributable to a full nine months of FMB in 1997 and new corporate-wide technology enhancements.

      For the quarter ended September 30, 1997, FDIC deposit insurance and other regulatory expense, increased $63 thousand from the same period in 1996. The expense increase in 1997 over 1996 was the result of higher deposit balances primarily due to FMB and higher insurance rates due to the passage of the Economic Growth and Regulatory Reduction Act of 1996. This act, which resulted in higher Bank Insurance Fund (BIF) assessments for 1997 and thereafter, provides for the recapitalization of the Savings Association Insurance Fund (SAIF) and for the eventual merger of the SAIF and the BIF. For the nine months ended September 30, 1997 and 1996, regulatory expense amounted to $578 thousand and $332 thousand, respectively, an increase of $246 thousand or 74.1%.

      Other real estate owned and repossession expenses were $287 thousand for the quarter ended September 30, 1997 as compared to $267 thousand in the
same period of 1996.   Other real estate owned and repossession expenses
increased $273 thousand from $375 thousand for the nine months ended September 30, 1996 to $648 thousand for the nine months ended September 30, 1997. In 1997, expenses relating to properties in the OREO portfolio were $832 thousand with net gains on the sale of OREO properties of $184 thousand, whereas, in 1996, OREO expenses were $753 thousand and net gains on the sale of disposed properties were $378 thousand.

      Legal and professional expenses during the three months ended September 30, 1997 increased by $48 thousand from the third quarter of 1996. For the nine month period, the expenses in this category declined $190 thousand in 1997 compared to 1996. Included in the first quarter of 1996 were one-time expenses related to the FMB acquisition of $99 thousand.

      Printing and supplies expense was $598 thousand during the third quarter of 1997, which was slightly lower than than the same period in 1996. For the nine months ended September 30, 1997 and 1996, printing and supplies expenses represented $1.8 million and $2.6 million, respectively. The decrease reflects the non-recurring expenses of approximately $492 thousand relating mostly to the initial check issuance to FMB customers, expenses of approximately $166 thousand for new ATM and debit cards, and approximately $90 thousand in paper expenses related to the Company's new imaging system, all incurred in the first quarter of 1996. The quarterly expenses of $600 thousand are considered the normalized expense level for the Company.

      Advertising and marketing expenses were $612 thousand and $701 thousand during the three months ended September 30, 1997 and 1996,
respectively.   Advertising and marketing expenses declined from $2.5
million for the nine months ended September 30, 1996 to $1.9 million for the
same period of 1997.   Non-recurring advertising and marketing expenses
relating to FMB, Stratevest and the ATM/debit card program totaled approximately $543 thousand in the first quarter of 1996.

      Goodwill amortization expense was $1.3 million during the third quarter of 1997 and 1996. Year to date, the goodwill expense was $570 thousand higher than in 1996 reflecting a full nine months of amortization of goodwill related to the FMB branch acquisition.

      Capital securities expense represents the cost of the $30 million in capital securities issued in May of 1997. This is a recurring cost prospectively of $789 thousand per quarter.

      Other expenses decreased $250 thousand, or 7.0%, to $3.3 million in the third quarter of 1997 from the third quarter of 1996. Year-to-date, other expenses were up $336 thousand or 3.5%. The directors' and selected executives' deferred compensation plan is the cause of both the decrease in expense for the quarter and the increase for the year. The deferred compensation plan contained a phantom stock cash liability component until June 30, 1997 and as the stock price rose, the cost of the plan increased.
The significant increase in the stock price during the first six months of 1997 as compared to the same period of 1996 created a $607 thousand increase in expense. Effective July 1, 1997, however, the phantom stock cash liability component of the deferred compensation plan was replaced with a restricted stock unit plan. The amended plan, The 1994 Deferred Compensation Plan for Directors and Selected Executives of Banknorth Group, Inc., was adopted by the Shareholders of the Company at the 1997 Annual Meeting in May 1997. Under the provisions of the amended restricted stock unit plan, the directors can defer compensation into restricted stock units entitling them to a fixed number of shares at a later date. Accordingly, as the stock price changes, there is no impact on the Company's earnings. Therefore, in the third quarter of 1997, there was $34.3 thousand in directors expense related to the directors' restricted stock plan compared to $224.2 thousand in the third quarter of 1996 related to the phantom stock plan.

      As previously mentioned, Banknorth began a comprehensive study during the third quarter of 1997. This study is intended to reduce operating expenses on a prospective basis.

Income Taxes

      In the third quarter of 1997, the Company recognized income tax expense of $3.6 million, or 32.3% of the income before taxes. On a year-to-date basis,
tax expense was $10.4 million or 32.4% of income before taxes.   Tax expense
on the Company's income was lower than tax expense at the Federal statutory rate of 35%, primarily due to tax-exempt interest income and low-income housing credits.

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

      During the third quarter of 1997, the board of directors declared a dividend of $.29 per share, resulting in a payout of 29.9% of third quarter 1997 net income. The board of directors of the Company presently intends to continue the payment of regular quarterly cash dividends subject to adjustment from time to time, based upon the Company's earnings outlook and other relevant factors. The Company's principal source of funds to pay cash dividends is derived from dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. As part of its plan to capitalize FMB at a "well-capitalized" level for regulatory capital purposes, the Company, in the first quarter of 1996, redeployed accumulated capital of certain of its subsidiary banks which included substantially all of the then current dividend paying capacity of such subsidiary banks. Because the special dividend exceeded applicable regulatory limitations, the Company obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend which exceeded such regulatory limitations. Payment of that special dividend restricts the dividend paying capacity of the subsidiary banks to 100% or less of prospective current period net income.
Accordingly, the payment of dividends by the Company in the future will require the generation of sufficient earnings by the subsidiary banks. The Company presently expects all subsidiary banks to be profitable and continue to pay sufficient dividends.

      At September 30, 1997, Banknorth's Tier I capital was $224.7 million, or 10.87% of total risk-adjusted assets, compared to $166.9 million and
9.19% as of September 30, 1996.   The $57.8 million increase in the Tier I
capital is attributable to the strong earnings of the Company and the issuance of the $30.0 million in Corporation-obligated mandatorily
redeemable capital securities.   The trust securities qualify as Tier I
capital under regulatory definitions.   The ratio of Tier I capital to total
quarterly average adjusted assets (leverage ratio) was 7.98%, and 6.78% as of September 30, 1997 and 1996, respectively. Banknorth, and its subsidiaries individually, are "well capitalized" at September 30, 1997 according to regulatory definition, and thereby, exceed all minimum regulatory capital requirements. Table I, Capital Ratios, provides the components of capital as of various dates.


TABLE A.  Mix of Average Earning Assets

                                                       Three Months                                   Percentage of
                                                   Ended September 30,                    % of     Total Earning Assets
                                                 -----------------------                 Total     --------------------
(Dollars in thousands)                              1997         1996       Change      Change      1997         1996
                                                 ----------------------------------------------------------------------

Loans, net of unearned income
 and unamortized loan fees and costs:
  Commercial, financial and agricultural         $  333,854   $  296,081   $ 37,773      10.4%      12.4%        12.7%
  Construction and land development                  30,078       20,003     10,075       2.8        1.1          0.9
  Commercial real estate                            554,562      503,054     51,508      14.2       20.6         21.5
  Residential real estate                           768,987      739,504     29,483       8.1       28.5         31.6
  Credit card receivables                            21,474       22,662     (1,188)     (0.3)       0.8          1.0
  Lease receivables                                  75,557       59,145     16,412       4.5        2.8          2.5
  Other installment                                 149,448      157,061     (7,613)     (2.1)       5.5          6.7
                                                 --------------------------------------------------------------------
      Total loans, net of unearned income and
       unamortized loan fees and costs            1,933,960    1,797,510    136,450      37.6       71.7         76.9

Securities available for sale:
  U.S. Treasuries and Agencies                      157,991       98,370     59,621      16.5        5.8          4.2
  States and political subdivisions                   4,726          653      4,073       1.1        0.2           --
  Mortgage-backed securities                        318,813      274,352     44,461      12.3       11.8         11.8
  Corporate debt securities                         188,147       77,855    110,292      30.4        7.0          3.4
  Equity securities                                  39,164       23,396     15,768       4.4        1.5          1.0
                                                 --------------------------------------------------------------------
      Total securities available for sale, at
       amortized cost                               708,841      474,626    234,215      64.7       26.3         20.4

Investment securities:
  U.S. Treasuries and Agencies                        8,600       17,264     (8,664)     (2.4)       0.3          0.7
  States and political subdivisions                     944        1,332       (388)     (0.1)        --          0.1
  Mortgage-backed securities                         17,520       21,210     (3,690)     (1.0)       0.6          0.9
  Corporate debt securities                              10          345       (335)     (0.1)        --           --
                                                 --------------------------------------------------------------------
      Total investment securities, at
       amortized cost                                27,074       40,151    (13,077)     (3.6)       0.9          1.7

Loans held for sale                                  20,957       14,497      6,460       1.8        0.8          0.6

Money market investments                              7,934        9,835     (1,901)     (0.5)       0.3          0.4
                                                 --------------------------------------------------------------------
Total earning assets                             $2,698,766   $2,336,619   $362,147     100.0%     100.0%       100.0%
                                                 ====================================================================


TABLE B.  Loan Portfolio

                                                  At September 30,                 At December 31,          % Change
                                  -------------------------------------------    -------------------   ------------------
                                           1997                   1996                   1996          9/30/97   9/30/97
                                  ---------------------    ------------------    -------------------    versus    versus
(Dollars in thousands)              Amount     Percent     Amount     Percent     Amount     Percent   9/30/96   12/31/96
                                  ---------------------------------------------------------------------------------------

Commercial, financial, and
 agricultural                     $  325,852    16.8%    $  299,583    16.5%    $  300,730    16.3%      8.8%      8.4%
Real Estate:
  Construction and land
   development                        31,708     1.6         23,533     1.3         29,364     1.6      34.7       8.0
  Commercial                         556,351    28.7        511,796    28.1        531,364    28.7       8.7       4.7
  Residential                        776,735    40.1        744,578    40.9        737,261    39.9       4.3       5.4
                                  ------------------------------------------------------------------------------------
      Total real estate            1,364,794    70.4      1,279,907    70.3      1,297,989    70.2       6.6       5.1
                                  ------------------------------------------------------------------------------------

Credit card receivables               22,037     1.1         21,907     1.2         24,563     1.3       0.6     (10.3)
Lease receivables                     75,094     3.9         62,278     3.4         70,396     3.8      20.6       6.7
Other installment                    151,047     7.8        156,419     8.6        154,554     8.4      (3.4)     (2.3)
                                  ------------------------------------------------------------------------------------
      Total installment              248,178    12.8        240,604    13.2        249,513    13.5       3.1      (0.5)
                                  ------------------------------------------------------------------------------------

Total loans                        1,938,824   100.0      1,820,094   100.0      1,848,232   100.0       6.5       4.9
Less: allowance for loan losses       25,061     1.3         24,284     1.3         23,520     1.3       3.2       6.6
                                  ------------------------------------------------------------------------------------
Net loans                         $1,913,763    98.7%    $1,795,810    98.7%    $1,824,712    98.7%      6.6%      4.9%
                                  ====================================================================================


TABLE C.  Securities Available for Sale and Investment Securities

                                         At  September 30,    At December 31,
                                       --------------------   -----------------
(Dollars in thousands)                   1997        1996           1996
                                       ----------------------------------------

Securities available for sale:
  U.S. Treasuries and Agencies         $153,954    $102,325      $111,774
  States and political subdivisions       4,725         652         2,361
  Mortgage-backed securities            317,721     268,799       272,433
  Corporate debt securities             197,885      79,991       121,384
  Equity securities                      39,106      23,396        27,128
  Valuation adjustment                    2,459      (7,009)       (3,811)
                                       ----------------------------------
      Total recorded value of
       securities available for sale   $715,850    $468,154      $531,269
                                       ==================================


Investment securities:
  U.S. Treasuries and Agencies         $  8,484    $ 16,156      $ 13,181
  States and political subdivisions         785       1,135         1,135
  Mortgage-backed securities             16,892      20,865        19,868
  Corporate  debt  securities                10         165            10
                                       ----------------------------------
      Total recorded value of
       investment securities           $ 26,171    $ 38,321      $ 34,194
                                       ==================================

Fair value of investment securities    $ 26,455    $ 38,599      $ 34,644
                                       ==================================

Excess of fair value versus
 recorded  value                       $    284    $    278      $    450
Fair value as a % of recorded value       101.1%      100.7%        101.3%


TABLE D.  Average Balances, Yields, and Net Interest Margins

                                                                   Three Months Ended September 30,
                                                   --------------------------------------------------------------
                                                                1997                            1996
                                                   ------------------------------    ----------------------------
                                                                Interest  Average               Interest  Average
                                                    Average     Income/   Yield/     Average    Income/   Yield/
(Dollars in thousands)                              Balance     Expense    Rate      Balance    Expense    Rate
                                                   --------------------------------------------------------------

Earning assets:
  Money market investments                         $    7,934   $   109   5.45%     $    9,835  $   132   5.34%
  Securities available for sale, at
   amortized cost(1)                                  708,841    11,303   6.33         474,626    7,227   6.06
  Loans held for sale                                  20,957       417   7.89          14,497      289   7.93
  Investment securities, at amortized cost(1)          27,074       481   7.05          40,151      714   7.07
  Loans, net of unearned income and
   unamortized loan fees (1 and 2)                  1,933,960    44,158   9.06       1,797,510   40,928   9.06
                                                   -----------------------------------------------------------
      Total earning assets                          2,698,766    56,468   8.30       2,336,619   49,290   8.39
                                                   -----------------------------------------------------------

Cash and due from banks                                73,633                           85,448
Allowance for loan losses                             (24,742)                         (24,370)
Valuation reserve for securities available
 for sale                                                (438)                          (9,035)
Other assets                                          102,527                          105,714
                                                   ----------                       ----------
Total assets                                       $2,849,746                       $2,494,376
                                                   ==========                       ==========

Interest-bearing liabilities:
  NOW accounts & money market savings              $  818,182     7,594   3.68      $  772,857    6,517   3.35
  Regular savings                                     204,565     1,243   2.41         228,414    1,366   2.38
  Time deposits $100 thousand and greater              92,655     1,282   5.49          80,266    1,108   5.49
  Time deposits under $100 thousand                   715,138     9,651   5.35         706,701    9,122   5.14
                                                   -----------------------------------------------------------
      Total interest-bearing deposits               1,830,540    19,770   4.28       1,788,238   18,113   4.03
  Short-term borrowed funds                           430,360     5,990   5.52         172,217    2,127   4.91
  Long-term debt                                       20,196       343   6.74          44,713      659   5.86
                                                   -----------------------------------------------------------
      Total interest-bearing liabilities            2,281,096    26,103   4.54       2,005,168   20,899   4.15
                                                   -----------------------------------------------------------

Demand deposits                                       293,979                          272,492
Other liabilities                                      21,387                           21,426
Corporation-obligated mandatorily redeemable
 capital securities of subsidiary trust holding
 solely junior subordinated debentures
 of the Corporation                                    30,000                               --
Shareholders' equity                                  223,284                          195,290
                                                   ----------                       ----------


Total liabilities, corporation-obligated
 mandatorily redeemable capital securities
 and shareholders' equity                          $2,849,746                       $2,494,376
                                                   ==========			    ==========

Net interest income                                             $30,365                         $28,391
                                                                =======                         =======

Interest rate differential                                                3.76%                           4.24%
                                                                          ====                            ====

Net interest margin                                                       4.46%                           4.83%
                                                                          ====                            ====


Notes:
<F1>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal and state tax rates.
<F2>  Includes principal balances of non-accrual loans and industrial revenue bonds.


TABLE D.  Average Balances, Yields, and Net Interest Margins

                                                                   Nine Months Ended September 30,
                                                   --------------------------------------------------------------
                                                                1997                            1996
                                                   ------------------------------    ----------------------------
                                                                Interest  Average               Interest  Average
                                                    Average     Income/   Yield/     Average    Income/   Yield/
(Dollars in thousands)                              Balance     Expense    Rate      Balance    Expense    Rate
                                                   --------------------------------------------------------------

Earning assets:
  Money market investments                         $    7,115   $    303   5.69%    $   18,825  $    778   5.52%
  Securities available for sale, at amortized
   cost(1)                                            629,874     29,764   6.32        436,928    19,903   6.08
  Loans held for sale                                  15,394        898   7.80         15,782       892   7.55
  Investment securities, at amortized cost(1)          30,095      1,616   7.18         44,725     2,390   7.14
  Loans, net of unearned income and
   unamortized loan fees (1 and 2)                  1,904,480    129,452   9.09      1,694,663   116,258   9.16
                                                   ------------------------------------------------------------
      Total earning assets                          2,586,958    162,033   8.37      2,210,923   140,221   8.47
                                                   ------------------------------------------------------------

Cash and due from banks                                75,844                           82,440
Allowance for loan losses                             (24,184)                         (24,031)
Valuation reserve for securities available
 for sale                                              (3,944)                          (5,657)
Other assets                                          103,112                           97,945
                                                   ----------                       ----------
Total assets                                       $2,737,786                       $2,361,620
                                                   ==========                       ==========

Interest-bearing liabilities:
  NOW accounts & money market savings              $  798,187     21,371   3.58     $  730,890    18,212   3.33
  Regular savings                                     209,023      3,733   2.39        225,107     4,032   2.39
  Time deposits $100 thousand and greater              91,504      3,738   5.46         73,731     3,109   5.63
  Time deposits under $100 thousand                   708,510     28,173   5.32        675,641    26,788   5.30
                                                   ------------------------------------------------------------
      Total interest-bearing deposits               1,807,224     57,015   4.22      1,705,369    52,141   4.08
  Short-term borrowed funds                           369,363     14,856   5.38        142,295     5,220   4.90
  Long-term debt                                       22,546      1,114   6.61         48,132     2,113   5.86
                                                   ------------------------------------------------------------
      Total interest-bearing liabilities            2,199,133     72,985   4.44      1,895,796    59,474   4.19
                                                   ------------------------------------------------------------

Demand deposits                                       285,003                          256,943
Other liabilities                                      22,793                           21,323
Corporation-obligated mandatorily redeemable
 capital securities of subsidiary trust holding
 solely junior subordinated debentures of the
 Corporation                                           16,813                               --
Shareholders' equity                                  214,044                          187,558
                                                   ----------                       ----------

Total liabilities, corporation-obligated
 mandatorily redeemable capital securities
 and shareholders' equity                          $2,737,786                       $2,361,620
                                                   ==========                       ==========

Net interest income                                             $89,048                         $ 80,747
                                                                =======                         ========

Interest rate differential                                                 3.93%                           4.28%
                                                                           ====                            =====

Net interest margin                                                        4.60%                           4.88%
                                                                           ====				   ====

Notes:
<F1>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal and state tax rates.
<F2>  Includes principal balances of non-accrual loans and industrial revenue bonds.


TABLE E.  Average Sources of Funding

                                                      Three Months                                     Percentage of
                                                    Ended September 30,             Change           Total Net Funding
                                                  ------------------------    -------------------    -----------------
(Dollars in thousands)                               1997          1996        Amount     Percent     1997      1996
                                                     ----          ----        ------     -------     ----      ----

Demand deposits                                   $  293,979    $  272,492    $ 21,487      7.9%      11.7%     12.4%
Retail deposits:
  Regular savings                                    204,565       228,414     (23,849)   (10.4)       8.2      10.4
  Time deposits under $100 thousand                  715,138       706,701       8,437      1.2       28.6      32.2
  NOW accounts & money market savings                818,182       772,857      45,325      5.9       32.7      35.3
                                                  ------------------------------------------------------------------
      Total retail deposits                        1,737,885     1,707,972      29,913      1.8       69.5      77.9
                                                  ------------------------------------------------------------------

Total core deposits                                2,031,864     1,980,464      51,400      2.6       81.2      90.3
Less: cash and due from banks                         73,633        85,448     (11,815)   (13.8)       2.9       3.9
                                                  ------------------------------------------------------------------
Net core deposits                                  1,958,231     1,895,016      63,215      3.3       78.3      86.4
                                                  ------------------------------------------------------------------

Time deposits $100 thousand and greater               92,655        80,266      12,389     15.4        3.7       3.7
Federal funds purchased                                8,038         6,432       1,606     25.0        0.3       0.3
Securities sold under agreements to repurchase       129,411       107,804      21,607     20.0        5.2       4.9
Borrowings from U.S. Treasury                          9,661         9,144         517      5.7        0.4       0.4
Short-term notes from FHLB                           283,250        48,837     234,413    480.0       11.3       2.2
Long-term notes from FHLB                              8,503        30,024     (21,521)   (71.7)       0.3       1.4
                                                  ------------------------------------------------------------------
Total purchased liabilities                          531,518       282,507     249,011     88.1       21.2      12.9
                                                  ------------------------------------------------------------------

Bank term loan                                        11,693        14,689      (2,996)   (20.4)       0.5       0.7

Total net funding                                 $2,501,442    $2,192,212    $309,230     14.1%     100.0%    100.0%
                                                  ==================================================================


TABLE F.  Volume and Yield Analysis

                                                 Three Months
                                             Ended September 30,                        Due to
                                             --------------------                 -------------------
(In thousands)                                 1997        1996        Change      Volume      Rate
                                               ----        ----        ------      ------      ----

Interest income (FTE):
  Money market investments                   $    109    $    132     $   (23)    $   (26)    $     3
  Securities available for sale                11,303       7,227       4,076       3,753         323
  Loans held for sale                             417         289         128         129          (1)
  Investment securities                           481         714        (233)       (231)         (2)
  Loans                                        44,158      40,928       3,230       3,230          --
                                             --------------------------------------------------------

      Total interest income                    56,468      49,290       7,178       6,855         323
                                             --------------------------------------------------------


Interest expense:
  NOW accounts & money market savings           7,594       6,517       1,077         434         643
  Regular savings                               1,243       1,366        (123)       (140)         17
  Time deposits $100 thousand and greater       1,282       1,108         174         174          --
  Time deposits under $100 thousand             9,651       9,122         529         155         374
  Short-term borrowed funds                     5,990       2,127       3,863       3,598         265
  Long-term debt                                  343         659        (316)       (415)         99
                                             --------------------------------------------------------

      Total interest expense                   26,103      20,899       5,204       3,806       1,398
                                             --------------------------------------------------------

Net interest income (FTE)                    $ 30,365    $ 28,391     $ 1,974     $ 3,049     $(1,075)
                                             ========================================================

Note:
Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.



TABLE F.  Volume and Yield Analysis

                                                 Nine Months
                                             Ended September 30,                        Due to
                                             --------------------                 -------------------
(In thousands)                                 1997        1996        Change      Volume      Rate
                                               ----        ----        ------      ------      ----

Interest income (FTE):
  Money market investments                   $    303    $    778     $  (475)    $  (499)    $    24
  Securities available for sale                29,764      19,903       9,861       9,077         784
  Loans held for sale                             898         892           6         (24)         30
  Investment securities                         1,616       2,390        (774)       (787)         13
  Loans                                       129,452     116,258      13,194      14,081        (887)
                                             --------------------------------------------------------

      Total interest income                   162,033     140,221      21,812      21,848         (36)
                                             --------------------------------------------------------

Interest expense:
  NOW accounts & money market savings          21,371      18,212       3,159       1,792       1,367
  Regular savings                               3,733       4,032        (299)       (299)         --
  Time deposits $100 thousand and greater       3,738       3,109         629         723         (94)
  Time deposits under $100 thousand            28,173      26,788       1,385       1,284         101
  Short-term borrowed funds                    14,856       5,220       9,636       9,125         511
  Long-term debt                                1,114       2,113        (999)     (1,269)        270
                                             --------------------------------------------------------

      Total interest expense                   72,985      59,474      13,511      11,356       2,155
                                             --------------------------------------------------------

Net interest income (FTE)                    $ 89,048    $ 80,747     $ 8,301     $10,492     $(2,191)
                                             ========================================================

Note:
Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.



TABLE G.  Non-Performing Assets

                                                       At               At              At
                                                  September 30,    December 31,    September 30,
                                                  -------------    ------------    -------------
(Dollars in thousands)                                1997             1996            1996
                                                      ----             ----            ----

Loans on a non-accrual basis:
  Commercial, financial and agricultural            $  4,728         $  3,221        $  3,839
  Real estate:
    Construction and land development                     --               39              70
    Commercial                                         2,942            4,443           6,343
    Residential                                        8,132            9,290          10,049
  Other installment                                       14               --              --
                                                    -----------------------------------------
      Total non-accrual                               15,816           16,993          20,301
                                                    -----------------------------------------

Restructured loans:
  Real estate:
    Commercial                                            --              716             822
    Residential                                           37               39              40
  Other installment                                        6               10               6
                                                    -----------------------------------------
      Total restructured                                  43              765             868
                                                    -----------------------------------------

Past-due 90 days or more and still accruing:
  Commercial, financial and agricultural                 456              169             123
  Real estate:
    Commercial                                           137               --              40
    Residential                                          226               88              46
  Credit card receivables                                146              111             138
  Lease receivables                                      228               48              48
  Other installment                                      462              794             717
                                                    -----------------------------------------
      Total past-due 90 days or more
       and still accruing                              1,655            1,210           1,112
                                                    -----------------------------------------

Total non-performing loans                            17,514           18,968          22,281
                                                    -----------------------------------------

Foreclosed real estate                                   756              921           1,038
In-substance foreclosed real estate                      275               --              --
                                                    -----------------------------------------
  Total other real estate owned (OREO)                 1,031              921           1,038
  Non-real estate and repossessed assets                  --               --              11
                                                    -----------------------------------------
  Total foreclosed and repossed assets (F/RA)          1,031              921           1,049

Total non-performing assets                         $ 18,545         $ 19,889        $ 23,330
                                                    =========================================

Allowance for loan losses (ALL)                     $ 25,061         $ 23,520        $ 24,284
ALL coverage of non-performing loans                  143.09%          124.00%         108.99%
Non-performing assets as a % of (loans & OREO)          0.96             1.08            1.28
Non-performing assets to total assets                   0.65             0.76            0.93


TABLE H.  Summary of Loan Loss Experience

                                                        Nine Months          Twelve Months           Nine Months
                                                    Ended September 30,    Ended December 31,    Ended September 30,
                                                    -------------------    ------------------    -------------------
(Dollars in thousands)                                     1997                   1996                  1996
                                                           ----                   ----                  ----

Loans outstanding-end of period                         $1,938,824             $1,848,232            $1,820,094
Average loans outstanding-period to date                 1,904,480              1,730,720             1,694,663

Allowance for loan losses at beginning of period        $   23,520             $   22,095            $   22,095

Allowance related to acquisition                                --                  1,650                 1,650

Loans  charged off:
  Commercial, financial and agricultural                    (1,065)                (1,356)                 (367)
  Real estate:
    Construction and land development                           --                    (73)                  (73)
    Commercial                                                (495)                (2,122)               (1,574)
    Residential                                             (1,296)                (1,772)               (1,129)
                                                        -------------------------------------------------------
      Total real estate                                     (1,791)                (3,967)               (2,776)

  Credit card receivables                                     (523)                  (788)                 (576)
  Lease receivables                                           (956)                  (867)                 (721)
  Other installment                                         (3,250)                (3,348)               (2,393)
                                                        -------------------------------------------------------
      Total installment                                     (4,729)                (5,003)               (3,690)

      Total loans charged off                               (7,585)               (10,326)               (6,833)
                                                        -------------------------------------------------------

Recoveries on loans:
  Commercial, financial and agricultural                       502                    619                   469
  Real estate:
    Construction and land development                           75                     60                    46
    Commercial                                                 485                  1,039                   862
    Residential                                                402                    669                   272
                                                        -------------------------------------------------------
      Total real estate                                        962                  1,768                 1,180

  Credit card receivables                                       82                    144                   114
  Lease receivables                                            644                    695                   566
  Other installment                                          1,310                  1,275                   943
                                                        -------------------------------------------------------
      Total installment                                      2,036                  2,114                 1,623

      Total recoveries on loans                              3,500                  4,501                 3,272
                                                        -------------------------------------------------------

Loans charged off, net of recoveries                        (4,085)                (5,825)               (3,561)
                                                        -------------------------------------------------------

Provision for loan losses                                    5,626                  5,600                 4,100
                                                        -------------------------------------------------------

Allowance for loan losses at end of period              $   25,061             $   23,520            $   24,284
                                                        =======================================================

Loans charged off, net (annualized),
 as a % of average total loans                                0.29%                  0.34%                 0.28%
Provision for loan losses (annualized)
 as a % of average total loans                                0.39                   0.32                  0.32
Allowance for loan losses
 as a % of period-end total loans                             1.29                   1.27                  1.33


TABLE I.  Capital Ratios

                                                           At              At            At             At              At
                                                      September 30,     June 30,     March 31,     December 31,    September 30,
(Dollars in thousands)                                    1997            1997          1997           1996            1996
                                                      -------------    ----------    ----------    ------------    -------------

Total risk-adjusted on-balance sheet assets            $1,960,074      $1,936,981    $1,836,108     $1,795,825      $1,709,036
Total risk-adjusted off-balance sheet items               107,849         104,257       107,077        103,647         106,281
                                                       -----------------------------------------------------------------------
Total risk-adjusted assets                             $2,067,923      $2,041,238    $1,943,185     $1,899,472      $1,815,317
                                                       =======================================================================

Total risk-adjusted assets / average total assets,
 net of fair value adjustment and goodwill (1)              73.44%          75.27%        75.06%         75.87%          73.75%

Total shareholders' equity                             $  228,486      $  216,866    $  207,774     $  206,737      $  199,800
Fair value adjustment (1)                                  (1,563)          2,012         6,157          2,477           4,556
Corporation obligated junior subordinate debenture         30,000          30,000             0              0               0
Other adjustments to Tier I capital                       (32,225)        (33,530)      (34,836)       (36,142)        (37,448)
                                                       -----------------------------------------------------------------------

Total Tier I capital                                      224,698         215,348       179,095        173,072         166,908
Maximum allowance for loan losses (2)                      25,061          23,963        23,638         23,520          22,711
                                                       -----------------------------------------------------------------------
Total capital                                          $  249,759      $  239,311    $  202,733     $  196,592      $  189,619
                                                       =======================================================================

Quarterly average total assets,
 net of fair value adjustment and goodwill (1)         $2,815,958      $2,711,913    $2,588,819     $2,503,637      $2,461,484
Allowance for loan losses                                  25,061          23,963        23,638         23,520          24,284

Total capital to total risk-adjusted assets                 12.08%          11.72%        10.43%         10.35%          10.45%
Tier I capital to total risk-adjusted assets                10.87           10.55          9.22           9.11            9.19
Tier I capital to total quarterly average
 adjusted assets (Leverage)                                  7.98            7.94          6.92           6.91            6.78


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


SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                                     1997                           1996
                                                                      ----------------------------------  ----------------------
(In thousands, except share and per share data)                           Q3          Q2          Q1          Q4          Q3
                                                                          --          --          --          --          --

Statement of Income:
  Interest income                                                     $   56,321  $   54,312  $   50,982  $   50,246  $   49,175
  Interest expense                                                        26,103      24,448      22,434      21,666      20,899
                                                                      ----------------------------------------------------------
      Net interest income                                                 30,218      29,864      28,548      28,580      28,276
  Provision for loan losses                                                1,940       1,936       1,750       1,500       1,500
                                                                      ----------------------------------------------------------
      Net interest income after provision for loan losses                 28,278      27,928      26,798      27,080      26,776
                                                                      ----------------------------------------------------------

Other Income:
  Income from fiduciary activities                                         2,270       2,081       2,022       1,750       2,084
  Service charges on depositor accounts                                    1,910       1,981       1,856       1,734       1,692
  Card product income                                                        787         822         720         938         764
  Loan servicing income                                                      630         640         641         695         716
  Gain on sale of mortgage servicing rights                                  896          --          48           6          79
  Net loan transactions                                                      381         183         235         413         257
  Net securities transactions                                                163           6          18           7          21
  All other                                                                  964         862       1,086         961         844
                                                                      ----------------------------------------------------------
      Total other income                                                   8,001       6,575       6,626       6,504       6,457

Other Expenses:
  Salaries                                                                 9,923       9,443       8,966       9,117       9,278
  Employee benefits                                                        2,044       1,963       2,326       1,898       2,057
  Net occupancy expenses                                                   1,981       1,948       1,975       1,971       1,669
  Equipment and software expenses                                          1,791       1,733       1,756       1,958       1,569
  Data processing fees                                                     1,256       1,223       1,207       1,156       1,111
  FDIC deposit insurance and other regulatory expenses                       197         194         187         129         134
  OREO and repossession expenses                                             287         264          97          96         267
  Amortization of goodwill                                                 1,305       1,306       1,306       1,305       1,297
  Capital securities expense                                                 789         526          --          --          --
  All other                                                                5,498       5,434       5,161       5,731       5,794
                                                                      ----------------------------------------------------------
      Total other expenses                                                25,071      24,034      22,981      23,361      23,176
                                                                      ----------------------------------------------------------
Income before income taxes                                                11,208      10,469      10,443      10,223      10,057
Income tax expense                                                         3,618       3,380       3,393       3,190       3,244
                                                                      ----------------------------------------------------------
Net income                                                            $    7,590  $    7,089  $    7,050  $    7,033  $    6,813
                                                                      ==========================================================

Average Balances:
  Loans                                                               $1,933,960  $1,914,211  $1,864,504  $1,838,093  $1,797,510
  Loans held for sale                                                     20,957      12,730      12,400      12,010      14,497
  Securities available for sale                                          708,841     635,124     543,846     488,277     474,626
  Investment securities                                                   27,074      30,125      33,153      35,846      40,151
  Money market investments                                                 7,934       5,684       7,726       1,631       9,835
                                                                      ----------------------------------------------------------
      Total earning assets                                             2,698,766   2,597,874   2,461,629   2,375,857   2,336,619
  Other assets                                                           150,980     145,558     155,869     161,445     157,757
                                                                      ----------------------------------------------------------
      Total assets                                                    $2,849,746  $2,743,432  $2,617,498  $2,537,302  $2,494,376
                                                                      ==========================================================

  Demand deposits                                                     $  293,979  $  278,612  $  273,764  $  284,835  $  272,492
  Interest-bearing deposits                                            1,830,540   1,798,630   1,792,078   1,779,766   1,788,238
                                                                      ----------------------------------------------------------
      Total deposits                                                   2,124,519   2,077,242   2,065,842   2,064,601   2,060,730
  Short-term borrowed funds                                              430,360     388,903     295,780     215,332     172,217
  Long-term debt                                                          20,196      22,607      24,887      31,497      44,713
  Other liabilities                                                       21,387      23,701      23,311      22,027      21,426
  Corporation-obligated mandatorily redeemable capital
   securities of subsidiary trust holding solely junior
   subordinated debentures of the Corporation                             30,000      20,110          --          --          --
  Shareholders' equity                                                   223,284     210,869     207,678     203,845     195,290
                                                                      ----------------------------------------------------------
      Total liabilities, corporation-obligated mandatorily redeemable
       capital securities and shareholders' equity                    $2,849,746  $2,743,432  $2,617,498  $2,537,302  $2,494,376
                                                                      ==========================================================

Loans charged off, net of recoveries                                  $      842  $    1,611  $    1,632  $    2,264  $    1,885
Non-performing assets, p.e.                                               18,545      16,302      20,189      19,889      23,330

Share and Per Share Data:
  Shares outstanding, p.e.                                             7,826,648   7,826,648   7,826,648   7,826,648   7,826,648
  Weighted average shares outstanding                                  7,826,648   7,826,648   7,826,648   7,826,648   7,826,648
  Tangible book value, p.e.                                           $    25.08  $    23.42  $    22.10  $    21.80  $    20.74
  Cash dividends declared                                                   0.29        0.29        0.29        0.25        0.25
  Net income                                                                0.97        0.91        0.90        0.90        0.87
  Closing price at quarter end                                             54.63       46.25       40.50       41.50       37.38
  Cash dividends declared as a % of net income                             29.90%      31.87%      32.22%      27.78%      28.74%

Key Ratios:
  Return on average assets                                                  1.06%       1.04%       1.09%       1.10%       1.09%
  Return on average shareholders' equity                                   13.49       13.48       13.77       13.73       13.88
  Net interest margin, fte                                                  4.46        4.63        4.73        4.81        4.83
  Efficiency ratio                                                         62.93       61.43       61.37       62.35       61.33
  Expense ratio                                                             2.43        2.45        2.49        2.59        2.54
  As a % of risk-adjusted assets, p.e.:
    Total capital                                                          12.08       11.72       10.43       10.35       10.45
    Tier 1 capital                                                         10.87       10.55        9.22        9.11        9.19
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)                                    7.98        7.94        6.92        6.91        6.78
    Tangible shareholders' equity, to tangible assets, p.e.                 6.91        6.51        6.62        6.65        6.56

  Price earnings ratio (last 4 reported quarters)                           14.8        12.9        11.4        12.6        11.5


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      Form 8-K dated October 30, 1997 relating to a press release announcing a stock buyback plan. The Company plans to buy back up to 5%, or 391,332 shares of its outstanding common stock. The Company has 7.8 million outstanding shares. The text of the press release is attached as an exhibit to this report.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                                BANKNORTH GROUP, INC.
                                                     Registrant



Date:  11/13/97                                 /S/ Thomas J. Pruitt
                                        --------------------------------------
                                                  Thomas J. Pruitt
                                         Executive Vice President and Chief
                                                  Financial Officer


Date:  11/13/97                                 /S/ Neal E. Robinson
                                        --------------------------------------
                                                  Neal E. Robinson
                                                Senior Vice President
                                                    and Treasurer




                             A GLOSSARY OF TERMS


Basis Risk
   Basis risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.
Book value per share
   Total shareholders' equity divided by shares out-standing on the same date.
Cash dividends per share
   Total cash dividends declared divided by average shares outstanding for the period.
Cumulative effect of an accounting change
   Although the presumption is that once an accounting principle has been adopted it should not be changed, when a change is necessary it generally is recognized by including the cumulative effect of the change in net income of the period of change. The cumulative effect of a change in accounting principle is the total direct effects, net of the related tax effect, that the change has on prior periods.
Earning assets
   Interest-bearing deposits with banks, securities available for sale, investment securities, loans (net of unearned income), federal funds sold and securities purchased under agreements to resell.
Earnings per share
   Net income divided by average shares outstanding during the period, including the effect of stock options, if significant.
Efficiency ratio
   Total other operating expense, excluding OREO/ repossession expense, goodwill amortization, and other non-recurring expenses, as a percentage of net interest income, on a fully taxable equivalent basis, and total other operating income, excluding securities gains/losses and non-recurring items.
Expense ratio
   Total other operating expense, excluding OREO/ repossession expense, goodwill amortization, and other non-recurring expenses, less other operating income, excluding securities gains or losses and non-recurring items, as a percentage of average earning assets.
Fully taxable-equivalent (fte) income
   Tax-exempt income which has been converted to place tax-exempt and taxable income on a comparable basis before application of income taxes.
Impaired loans
   Loans, usually commercial type loans, where it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement and all loans restructured in troubled debt restructurings subsequent to January 1, 1995.
Interest-bearing liabilities
   Interest-bearing deposits, federal funds purchased, securities sold under agreements to repurchase, other short-term borrowed funds and long-term debt.
Liquidity
   The ability to meet both loan commitments and deposit withdrawals as they come due.
Net loans charged off
   Reductions to the allowance for loan losses for loans written off, net of the recovery of loans previously written off.
Net interest income
   The difference between income on earning assets and interest expense on interest-bearing liabilities.
Net interest margin
   Fully taxable-equivalent basis net interest income as a percentage of average earning assets.
Net loan transactions
   Gains and losses resulting from sales of loans, primarily by the mortgage banking operation.
Net securities transactions
   Gains and losses resulting from sales of securities available for sale at prices above or below the amortized cost of the securities sold and gains realized on the call of certain securities.
Non-accrual loans
   Loans for which no periodic accrual of interest income is realized. Non-performing assets
   When other real estate owned (OREO) is added to non-performing loans, the result is defined as non-performing assets.
Non-performing loans
   Non-performing loans are defined as all non-accrual and restructured loans, and all loans which are 90 days or more past-due but still accruing interest.
Other operating expenses
   All expenses other than interest expense and the provision for loan losses.
Other operating income
   All income other than interest income and dividend income.
Other real estate owned (OREO)
   Real estate acquired through foreclosure or in-substance foreclosure. Purchase accounting
   An accounting method which, following an acquisition, the acquired entity is recorded at fair value. The operating results of the acquired entity are included in the acquiring entity's results from the date of the acquisition forward.
Restructured loans
   A refinanced loan in which the bank allows the borrower certain concessions that would not normally be considered. The concessions are always made in light of the borrower's financial difficulties, and the objective of the bank is to maximize recovery of the investment.
Return on average assets (ROA)
   Net income as a percentage of average total assets. A key ratio which indicates how effectively a bank holding company uses its total resources.
Return on average shareholders' equity (ROE)
   Net income as a percentage of average shareholders' equity. A key ratio which provides a measure of how efficiently equity has been employed.
Significant non-recurring income or expense items
   A significant non-recurring income or expense item represents income or expense which is reported in the quarter in which it occurs, and is not expected to recur in future periods.
Tangible book value
   Tangible shareholders' equity divided by shares outstanding on the same date.
Tangible shareholders' equity
   Shareholders' equity less goodwill.
Tangible total assets
   Total assets less goodwill.