Form 10-K
period 1997-12-31
BANKNORTH GROUP INC /NEW/ /DE/
filed 1998-03-26
CIK 851105

United States
                     Securities and Exchange Commission
                           Washington, D.C.  20549

                                  Form 10-K

         [ X ]  Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                          For the fiscal year ended
                              December 31, 1997
                      Commission file number (0-18173)

                        BANKNORTH GROUP, INC. (logo)
           (Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or
 organization:                                            DELAWARE
I.R.S. Employer Identification No.:                       03-0321189
Address and Zip code of principal executive offices:      300 FINANCIAL PLAZA
                                                          P.O. BOX 5420
                                                          BURLINGTON, VERMONT
                                                          05401
Registrant's telephone number, including area code:       (802) 658-9959

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

                          Yes  [X]        No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

                               Form 10-K.  [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 2, 1998, was $979,797,532

As of March 2, 1998, 15,339,296 shares (7,669,648 shares immediately prior to the split) of the registrant's common stock were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

Annual Report to Shareholders For the Year Ended
 December 31, 1997                                             Part I, Part II
Proxy Statement for the 1998 Annual Meeting of Shareholders    Part III


Table of Contents

    Page

      3 Management's Discussion and Analysis of Financial Condition and Results of Operations

     26    Five Year Selected Financial Data

     27    Summary of Unaudited Quarterly Financial Information

     28    Management's Statement of Responsibility

     29    Independent Auditors' Report

     30    Consolidated Statements of Income

     31    Consolidated Balance Sheets

     32    Consolidated Statements of Changes in Shareholders' Equity

     33    Consolidated Statements of Cash Flows

     34    Notes to Consolidated Financial Statements

     61    Form 10-K

     66    Signatures

     67    Glossary of Terms


Management's Discussion and Analysis of Financial
Condition and Results of Operations

      The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Banknorth Group, Inc. ("Banknorth" or "Company") during 1997 and, in summary form, the preceding two years. Net interest income and net interest margin are presented in this discussion on a fully taxable equivalent basis (f.t.e.). Balances discussed are daily averages unless otherwise described. The consolidated financial statements and related notes and the quarterly reports to shareholders for 1997 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 1997 presentation.

      On February 24, 1998, the board of directors declared a 2-for-1 split of its common stock effected in the form of a 100% stock dividend. The stock split was recorded as of December 31, 1997 by a transfer of $7.8 million from surplus to common stock, representing the $1.00 par value for each additional share issued. The number of shares issued at December 31, 1997, after giving effect to the split, was 15,653,296 (7,826,648 shares immediately prior to the split). The December 31, 1997 share data and all per share data has been restated to reflect the split.

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

      * the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional" and other banking organizations as well as non-bank providers of various financial services;

      * the effect of certain customers and vendors of critical systems or services failing to adequately address issues relating to becoming year 2000 compliant;

      *   the effect of unforeseen changes in interest rates;

      * the effects of changes in the business cycle and downturns in the local, regional or national economies.

      The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

      The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OVERVIEW

      Banknorth recorded net income of $30.5 million, representing basic earnings per share ("EPS") of $1.95 and $1.93 diluted EPS, for the year ended December 31, 1997, compared to $25.4 million, or $1.66 basic EPS, and $1.64 diluted EPS for the year ended December 31, 1996.

      During the year 1997:

      *   Banknorth generated a return on average equity of 14.01%.

      * The Company announced and began execution of a 5% stock buy-back program in the fourth quarter.

      * Banknorth issued $30.0 million of corporation-obligated mandatorily redeemable capital securities in support of general corporate activities.

      * Banknorth purchased $40.0 million of bank-owned life insurance to fund portions of certain employee benefits.

      * The Company realized a gain of $2.4 million on the fourth quarter sale of its merchant processing services.

      * Banknorth undertook a comprehensive study of its operations which is intended to enhance revenues and reduce expenses on a prospective basis.

MERGER AND ACQUISITION ACTIVITY

      On February 16, 1996, Banknorth completed the purchase of thirteen banking offices of Shawmut Bank, N.A. in central and western Massachusetts. A new subsidiary, First Massachusetts Bank, N.A., ("FMB"), with principal offices in Worcester, Massachusetts was organized to own and operate the acquired offices.

      Under the terms of the Purchase and Assumption Agreement with Shawmut Bank, N.A. ("Shawmut"), Banknorth paid a premium of $29.2 million, representing 5.23% on deposit liabilities assumed, including accrued interest payable, calculated based upon the average amount of deposits outstanding (including accrued interest payable) over the thirty day period ended February 13, 1996.

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

      To complete the transaction, Banknorth issued 2,044,446 shares (1,022,223 shares immediately prior to the split) of common stock in February, 1996. The net proceeds of $32.2 million were used to provide a portion of the initial capital of FMB and to help offset the reduction in the Company's regulatory capital ratios resulting from the acquisition.

      An important aspect of Banknorth's strategic direction is controlled, profitable growth through acquisition. The Company continues to focus its attention on possible acquisition candidates in New England and upstate New York. Minimal book value dilution, coupled with future accretion to the earnings base, are the primary criteria which must be met.

ASSET/LIABILITY MANAGEMENT

      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary earning assets with additional capacity invested in money market instruments. Earning assets were 93.05% and 93.26% of total assets at December 31, 1997 and 1996, respectively.

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

Corporation-Obligated Mandatorily Redeemable Capital Securities

      On May 1, 1997, Banknorth established Banknorth Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon filing a certificate of trust with the Delaware Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year corporation-obligated mandatorily redeemable capital securities ("capital securities") in the aggregate amount of $30.0 million at 10.52%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The corporation-obligated junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation-obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by Banknorth. The Company has used the net proceeds from the sale of the capital securities for general corporate purposes. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. The Company's primary sources of funds to pay interest on the debentures are current dividends from subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends.

Earning Assets

      Earning assets were $2.6 billion during 1997, an increase of $370.3 million, or 16.5% from 1996. Table A, Mix of Average Earning Assets, presents information relating to the mix of earning assets during the last three years.

      Loans. Total loans of $2.0 billion at December 31, 1997, were $112.4 million, or 6.1%, above year end 1996. The increase in total loans from 1996 levels is attributable to strong loan demand in the Massachusetts market and improved lending activity in Vermont and New Hampshire. During 1997 and 1996, management supplemented its in-market loan originations with the purchase of residential real estate loans originated by other financial institutions in an effort to replace loans maturing or prepaying, thus supporting the level of earning assets. Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of year-end, for each of the last five years.

      Commercial, financial and agricultural loans at December 31, 1997, were $332.4 million representing 17.0% of total loans. The 1997 balance, $31.7 million higher than at December 31, 1996, reflects increased lending activity in the markets served by the Company. Banknorth offers a wide range of commercial credit products and services to its customers. These include secured and unsecured loan products specifically tailored to the credit needs of the customer, underwritten with terms and conditions reflective of portfolio risk objectives and corporate earnings requirements.

      Commercial real estate loans increased $32.4 million, or 6.1%, during 1997 to reach $563.8 million at December 31, 1997. This category is comprised primarily of mortgages on owner-occupied income producing properties or businesses. In most cases, the Company maintains complete banking relationships with these customers.

      Residential real estate loans, $773.4 million at December 31, 1997, were $36.2 million higher than at year end 1996. Banknorth Mortgage Company ("BMC") acts as a supplier of mortgage loan assets for the banking subsidiaries, thereby allowing the banks to place assets on their balance sheet which meet desired rate and repricing characteristics. Loans made by BMC are the primary means by which the Company replaces runoff in its portfolio which occurs through scheduled principal payments as well as loan pre-payments. Periodically, Banknorth will supplement these loan originations with purchases of residential real estate loans made by other financial institutions. In 1997, in an effort to increase earning assets, Banknorth purchased approximately $37.5 million of such loans.

      Installment loans, including credit card and lease receivables, were $254.7 million at December 31, 1997, $5.2 million, or 2.1% higher than at December 31, 1996. Lease receivables, made up primarily of automobile leases, increased $5.9 million, or 8.4% over 1996. The increase in lease volume is indicative of increased consumer preference towards automobile leasing over traditional financing. In 1997, Banknorth began offering its lease and indirect financing products under the name Northgroup Financial Services. Management expects increased penetration in 1998 in this highly competitive market.

      Loans held for sale. Loans designated as held for sale are primarily single-family mortgages, originated by the Company's mortgage banking subsidiary or purchased through its wholesale lending operation, awaiting sale into the secondary market or to other Banknorth subsidiaries. Loans held for sale were $25.0 million at December 31, 1997 and $12.1 million at December 31, 1996. Balances in this category vary from period to period largely due to the difference in timing between loan originations and the settlement of sales into the secondary market.

      The majority of loans originated by BMC, primarily fixed rate, are sold to the secondary market. Certain production, primarily adjustable rate, is retained by the Company to be held in its mortgage portfolio. This is accomplished by the sale of high quality loans to the banking subsidiaries. At the time of sale, the assets are moved from the held for sale category at the lower of cost or market value, and reflected as loans on the Company's consolidated financial statements. During 1997 and 1996, $97.7 million and $44.9 million, respectively, of mortgage originations were retained in such a manner by the Company's subsidiary banks.

      Securities available for sale. The portfolio is managed on a total return basis with the objective of exceeding the return that would be experienced if investing solely in U.S. Treasury instruments. This category of investments is used primarily for liquidity purposes while simultaneously producing earnings, and is managed under policy limits established for average duration, average convexity and average portfolio life.

      The designation of "available for sale" is made at the time of purchase, based upon management's intent to hold the securities for an indefinite period of time; however, these securities would be available for sale in response to changes in market interest rates, related changes in the securities prepayment risk, needs for liquidity, or changes in the availability of, and yield on alternative investments. These securities are purchased under assumptions relating to liquidity and performance characteristics, and may be sold or transferred to investment securities, when these characteristics are significantly diminished by changes in economic circumstances. Sales may also occur when liquidity or other funding needs arise. On a regular basis, horizon analysis is performed for a 6-12 month time horizon to evaluate the need for re-balancing the portfolio.

      In November 1995, the Financial Accounting Standards Board ("FASB") issued a "Special Report" which granted all entities a one-time opportunity to reconsider their ability and intent to hold securities accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115 to maturity. This decision allowed entities to transfer securities from the held-to-maturity category without "tainting" their remaining held-to-maturity securities. On November 30, 1995, in response to the FASB's action, the Company reclassified certain securities having an aggregate unamortized cost of $197.1 million and an aggregate fair value of $195.3 million from "held-to-maturity" to "available for sale."

      Period end balances in securities available for sale totaled $710.3 million at December 31, 1997 as compared to $531.3 million at December 31, 1996. The 1997 balance is stated net of a fair value adjustment reflecting net unrealized gains of $3.6 million, whereas the December 1996 balance is net of a fair value adjustment reflecting net unrealized losses of $3.8 million. In 1997, the Company increased its holdings of securities available for sale by $179.0 million in order to effectively leverage the net proceeds of the capital securities. During 1997, cash flow generated by the "held-to-maturity" portfolio was re-invested in the available for sale portfolio accounting for approximately $10.6 million of the increase. In the fourth quarter of 1997, Banknorth purchased $40.0 million of bank-owned life insurance ("BOLI"). Further discussion of BOLI is provided later in this document. Securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the bank-owned life insurance program. During 1996, maturities occurring in the held-to-maturity portfolio were also reinvested in the available for sale portfolio.

      In January, 1998, Banknorth sold approximately $85.5 million of balloon mortgage-backed securities held in the available for sale portfolio. While the sales resulted in a net loss of $504 thousand, the enhanced yield received through re-investment will result in recovery of the loss within six months. Securities yielding approximately 5.12% were sold and replaced with securities yielding approximately 6.48%. After recovering the $504 thousand loss incurred, Banknorth anticipates additional interest income of approximately $523 thousand during 1998 and approximately $994 thousand in improved interest income in 1999 as a result of this transaction. The securities purchased, as well as the characteristics of the portfolio after the transaction, meet all established corporate guidelines.

      Investment securities. The designation "investment securities" is made at the time of purchase or transfer based upon the intent and ability to hold these securities until maturity. The management of this portfolio focuses on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. Cash flow guidelines and average duration targets have been established for management of this portfolio. As of December 31, 1997, the balance of securities in this category was $24.0 million, $10.2 million below the balance at December 31, 1996. The primary cause of the reduced portfolio size was the reinvestment of maturities throughout 1997 into the available for sale portfolio.

      Table D, Securities Available for Sale and Investment Securities contains details of investment securities at December 31, 1997, 1996, and 1995.

      Money market investments. Money market investments, primarily Federal funds sold, averaged $7.4 million during 1997, $14.5 million in 1996 and $9.7 million in 1995. As of December 31, 1997, money market investments were $50 thousand as compared to $101 thousand at December 31, 1996. Subsidiary banks with excess overnight cash positions invest such funds with other subsidiary banks that may have short-term funding needs. This internal settlement, performed prior to purchasing funds in the market, reduces funding costs and improves overall liquidity.

      Income on earning assets. The Company's income from earning assets, total interest income, was $219.1 million in 1997 on a fully tax equivalent basis, an increase of $28.5 million, or 14.9%, from the 1996 total of $190.6 million, and $65.8 million higher than in 1995. Of the increase in interest income from 1996 to 1997, $30.7 million was the result of increases in earning assets. Decreases in the yields on earning assets resulted in a decline in interest income of $2.3 million. In 1997, the average yield on total earning assets was 8.36% as compared to 8.46% in 1996 and 8.60% in 1995.

      Table F, Average Balances, Yields and Net Interest Margins and Table H, Volume and Yield Analysis, contain details of changes by category of interest income from earning assets for each of the last three years.

Funding Sources

      Banknorth utilizes various traditional sources of funding to support its earning asset portfolios. Average total net funding increased by $319.9 million, or 14.6%, over the average for 1996. Table G, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for each of the last two years as well as the changes by category for 1997, 1996 and 1995.

      Deposits. Total core deposits increased $102.1 million, or 5.3% over 1996. Retail time deposits in denominations less than $100,000 increased by $23.9 million while NOW and money market accounts increased by $73.9 million.

      Purchased liabilities. Total purchased liabilities increased on average from $264.6 million during 1996 to $485.6 million during 1997. As of December 31, 1997, total short-term borrowings were $422.8 million as compared to $280.5 million at December 31, 1996. Short-term borrowings from the FHLB increased from $129.0 million at December 31, 1996 to $263.0 million at December 31, 1997. The increase in short-term borrowings was the result of funding needs for incremental securities available for sale purchases made during 1997. Banknorth had no brokered deposits during 1997 and 1996. Long-term advances from the Federal Home Loan Bank declined on average from $28.7 million during 1996 to $9.3 million in 1997. Scheduled maturities of long-term advances were replaced with short-term advances in response to movements in interest rates while maintaining the Company's interest rate risk profile within established guidelines.

      Bank Debt. Average bank debt of $12.0 million during 1997 represents the 1994 funding of the acquisition of North American Bank Corporation ("NAB"). Banknorth financed the transaction with a bank credit facility whose original terms were re-negotiated in December, 1996. The re-negotiated terms provide improved pricing and an extension of the repayment period. The balance of $10.4 million at December 31, 1997 will be repaid in four years.

      Interest expense summary. Total interest expense was $99.3 million in 1997, an increase of $18.2 million, or 22.4% as compared to 1996. Increased levels of interest-bearing liabilities contributed $13.2 million to the increase while the increase in rates paid increased interest expense by $5.0 million. The cost of interest-bearing liabilities was 4.47% in 1997, an increase of 26 basis points from 1996.

      Tables F, Average Balances, Yields and Net Interest Margins and Table H, Volume and Yield Analysis, contain details of changes by category of interest expense for each of the last three years.

      Time deposits, in denominations of $100 thousand and greater, at December 31, 1997 were scheduled to mature as follows:


      3 months or less             $ 43,150
      Over 3 to 6 months             19,308
      Over 6 to 12 months            23,473
      Over 12 months                 18,067
                                   --------
      Total                        $103,998
                                   ========

Net Interest Income

      Net interest income for 1997 of $119.7 million was $10.3 million, or 9.4% higher than that recognized in 1996. The yield on earning assets declined by 10 basis points in 1997 to 8.36%, while the cost of interest-bearing liabilities increased 26 basis points. Of the change in net interest income of $10.3 million, $17.5 million was due to increased volume offset by a $7.3 million decline due to changes in interest rates. The net interest margin was 4.57% in 1997, 4.86% in 1996 and 4.79% in 1995.

      Interest rates generally decreased during 1997, the result of which was a decrease in the yield on earning assets. During the fourth quarter of 1997, the net interest margin was 4.48%, 9 basis points below the margin for the full year of 1997. The net interest margin narrowed during 1997 as competition for quality credits and retail deposits resulted in a tighter spread between asset yields and deposit costs. A changing mix of deposits where higher cost deposits, such as money market accounts, are increasing faster than lower cost deposits also contributed to the narrowing margin.

      Also impacting the net interest margin was the issuance of $30.0 million in corporation-obligated mandatorily redeemable capital securities in May 1997. In an effort to increase interest income sufficient to offset the cost of the capital securities, the Company purchased approximately $120.0 million in earning assets, primarily securities available for sale. The leveraging reduced the net interest margin by 14 basis point in 1997. This leveraging strategy is anticipated to be short-term in nature, and use of these funds will change in response to future corporate initiatives.

      Further, in 1998, the purchase of $40.0 million in BOLI will adversely impact the net interest margin by 6 basis points as securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the bank-owned life insurance program. The proceeds from BOLI are recorded as other non-interest income.

RISK MANAGEMENT

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

      Non-performing assets (NPAs). Non-performing assets include non-performing loans, which are those loans in a non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and are still accruing interest. Also included in the total non-performing assets are foreclosed and repossessed non-real estate assets.

      NPAs were $16.3 million at December 31, 1997, a decrease of $3.6 million, or 18.2%, from December 31, 1996. NPAs at December 31, 1995 were $15.1 million. The ratio of NPAs to loans plus other real estate owned and repossessed assets at December 31, 1997, was .83% compared to 1.08% at year end 1996. Table I, Non-Performing Assets, contains the details of NPAs for the last five years.

      Non-performing loans ("NPLs") at December 31, 1997 were $14.7 million, a net decrease of $4.3 million, or 22.5%, from December 31, 1996.

      The recorded investment in loans considered to be impaired totaled $6.0 million as of December 31, 1997 and $8.6 million as of December 31, 1996. The related allowances for loan losses on these impaired loans were $962 thousand and $1.9 million as of December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, there were no impaired loans which did not have an allowance for loan losses determined in accordance with SFAS No. 114, "Accounting by Creditors For Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors For Impairment of Loan-Income Recognition and Disclosures."

      The decrease in NPLs is largely in non-accrual loans reflecting relative improvement in the overall credit quality of the loan portfolio. Experienced delinquency rates in the residential portfolio are consistent with trends seen regionally and nationally. Given the possibility of increases in interest rates, management expects that certain credits may encounter difficulty in continuing to perform under the contractual terms of their loans should rates actually increase. While this occurrence might result in increases in NPLs and subsequent chargeoffs, management does not expect it to materially affect the Company's performance in 1998.

      As of December 31, 1997, there are no other loans in the Company's portfolio that management is aware of that pose significant adverse risk to eventual full collection of principal and interest.

      Total other real estate owned and repossessed assets were $1.6 million at the end of 1997, up $653 thousand from one year earlier.

      Allowance for loan losses and provision. The balance of the allowance for loan losses ("allowance") has been accumulated over the years through periodic provisions and is available to absorb future losses on loans. The adequacy of the allowance is evaluated monthly based on review of all significant loans, with particular emphasis on non-performing and other loans, if any, that management believes warrant special attention. The balance of the allowance is maintained at a level that is, in management's judgment, representative of the amount of risk inherent in the loan portfolio given past, present and expected conditions.

      Table J, Summary of Loan Loss Experience, includes an analysis of the changes to the allowance for the past five years. Loans charged off in 1997 were $10.2 million, or .53% of average loans. This represents an improvement over the prior year when charge offs totaled $10.3 million, or .60% of average loans. Recoveries in 1997 on loans previously charged off were $4.7 million as compared to $4.5 million in 1996.

      The provision for loan losses ("provision") in 1997 was $7.7 million, or .40% of average loans. In 1996, the provision was $5.6 million, or .32% of average loans while in 1995 the provision was $4.4 million, or .33% of average loans.

      No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb realized losses. The amount and timing of realized losses and future allowance allocations may vary from current estimates. The following table presents the breakdown of the allowance by loan type at December 31, 1997 and 1996:

                                               1997               1996
                                         ---------------    ---------------
                                                   % OF               % OF
                                         AMOUNT    LOANS    AMOUNT    LOANS
                                         ----------------------------------
(Dollars in thousands)
Commercial and commercial real estate    $16,849    1.8%    $15,361    1.8%
Residential real estate                    4,639    0.6       4,498    0.6
Installment                                4,233    1.7       3,661    1.5
                                         ----------------------------------
Total allowance for loan losses          $25,721    1.3%    $23,520    1.3%
                                         ==================================


Market Risk

      Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

      The responsibility for balance sheet risk management oversight is the function of the Asset/Liability Committee ("ALCO"). The corporate ALCO, chaired by the chief financial officer and composed of various subsidiary presidents and other members of corporate senior management, meets on a monthly basis to review balance sheet structure, formulate strategy in light of expected economic conditions, and review performance against guidelines established to control exposure to the various types of inherent risk. Bank subsidiary ALCOs meet on a more frequent basis to implement policy, review adherence to guidelines, adjust product prices as necessary and monitor liquidity.

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

      A significant portion of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point in this instance where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin. Additionally, the interest rate risk characteristics of the loans and deposits purchased with the Shawmut branches exacerbated the potential for reduced interest income under those circumstances. To protect the Company from this occurrence, interest rate floors in the notional amount of $295.0 million and interest rate swaps in the notional amount of $50.0 million were used to mitigate the potential reduction in interest income on certain adjustable and variable rate loans.

      The aggregate cost of the interest rate floors was $2.8 million which is being amortized as an adjustment to the related loan yield on a straight-line basis over the terms of the agreements. At December 31, 1997, the unamortized balance of these interest rate floors was $1.5 million. The estimated fair value of these floors was $2.5 million as of December 31, 1997. The estimated fair value of the interest rate swap contracts was $328 thousand as of December 31, 1997.

      Banknorth utilizes an interest rate risk model widely recognized in the financial industry to monitor and measure interest rate risk. The model simulates the behavior of interest income and expense of all on and off-balance sheet financial instruments under different interest rate scenarios together with a dynamic future balance sheet. Banknorth measures its interest rate risk in terms of potential changes in net interest income.

      The model requires that assets and liabilities are broken into components as to fixed, variable, and adjustable interest rates as well as other homogeneous groupings which are segregated as to maturity and type of instrument. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different rate scenarios. Repricing margins, caps, and ceilings are also determined for adjustable rate assets.

      Interest income and interest expense are then simulated under three rate conditions. First, a flat rate scenario in which today's prevailing rates are locked in and the only balance sheet fluctuations that occur are due to cash flows, maturities, new volumes, and repricing volumes consistent with this flat rate assumption. The second condition is a 200 basis point rise in rates over a twelve (12) month horizon together with a dynamic balance sheet anticipated to be consistent with such an interest rate change. Finally, there is a 200 basis point decline in rates over a 12 month period together with a dynamic balance sheet anticipated to be consistent with such an interest rate change. Next, the simulation is extended to twenty-four months (24) to determine the interest rate risk with the level of interest rates stabilizing in months 13 through 24 at a plus or minus 200 basis points from today's levels. Even though rates remain stable during this 13 to 24 month time period, the balance sheet has growth similar to the first twelve months modeled for each of the rate conditions, as well as repricing opportunities driven by maturities, cash flow, and adjustable rate products which will continue to change the balance sheet risk profile for each of the rate conditions. Changes in net interest income are then measured against the flat rate interest scenario. In addition to the parallel simulation, interest rate risk is regularly measured under various non-parallel yield curve shifts, pricing and balance sheet assumptions.

      Table K. summarizes the percentage change in interest income and expense by significant earning asset and interest-bearing liability categories, as well as net interest income from the forecasted net interest income expected in the flat rate scenario, described above, to the expected net interest income in the rising rate and falling rate scenarios also described above during the next 12 months, the 13 to 24 month time frame, as well as the 1 to 24 month time frame. As of December 31, 1997, based on the Company's interest rate risk simulation model described above, any reduction in net interest income from the Company's flat-rate (given no changes in the December 31, 1997 interest rate levels) forecasted net interest income, would not exceed 5% in months 1 through 12 under any of the parallel interest rate scenarios used in the analysis during the 12 month horizon. This level of variability places the Company's interest rate risk profile within acceptable policy guidelines.

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

      The Company achieves its liability based liquidity objectives in a variety of ways. Net liabilities can be classified into three basic categories for the purpose of managing liability-based liquidity: core deposits, purchased liabilities and long-term or capital market funds. Core deposits consist of non-interest bearing demand deposits and retail deposits. These deposits result from relatively dependable customers and commercial banking relationships and are therefore viewed as a stable component of total required funding. Average core deposits increased from 1996 to 1997 by $102.1 million, or 5.3%. Core deposits represented 80.1% of total funding in 1997 and 87.2% in 1996. Banknorth will continue to seek funding in the most efficient and cost effective manner as is possible. Table G reflects the components of funding over the last three years.

      Among the traditional funding instruments comprising the category of purchased liabilities are time deposits $100 thousand and greater, Federal funds purchased, securities sold under agreement to repurchase, borrowings from the United States Treasury Department Treasury, Tax and Loan accounts, and short and long-term borrowings from the FHLB. The average balance of purchased liabilities in 1997, as reflected in Table G, was $485.6 million, $221.0 million or 83.5% higher than in 1996. Purchased liabilities represented 19.3% of total net funding in 1997 as compared to 12.1% in 1996.

      One of the principal components of short-term borrowings is securities sold under agreement to repurchase. These borrowings generally represent short-term uninsured customer investments, which are secured by Company securities. During 1997, the average securities sold under agreement to repurchase were $138.0 million, as compared to $106.9 million in 1996.

      Long-term funding, primarily through the FHLB, decreased during 1997 by $19.5 million and were replaced mostly by short-term notes from the FHLB.

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

      The Company also uses the capital markets as a source of liquidity. In May 1997, the Company established a trust to issue and sell $30.0 million in capital securities. The net proceeds were used for general corporate purposes. In February 1996, the Company issued 2,044,446 shares (1,022,223 shares immediately prior to the split) of common stock resulting in $32.2 million in net proceeds which were used to provide a portion of the initial capital of FMB and to help offset the reduction in the Company's regulatory capital ratios resulting from the acquisition.

Off-Balance Sheet Risk

      Commitments to extend credit. Banknorth makes contractual commitments to extend credit and extends lines of credit which are subject to the Company's credit approval and monitoring procedures. At December 31, 1997 and 1996, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $530.0 million and $477.8 million, respectively. In the opinion of management, there are no material commitments to extend credit that represent unusual risks.

      Letters of credit and stand-by letters of credit. Banknorth guarantees the obligations or performance of customers by issuing letters of credit and stand-by letters of credit to third parties. These letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing letters of credit and stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At December 31, 1997 and 1996, outstanding letters of credit and stand-by letters of credit were approximately $61.3 million and $32.0 million, respectively. An increase in the amount of institutional business, primarily hospitals, caused the majority of the increase year to year.

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

OTHER OPERATING INCOME AND EXPENSES

      Other operating income is a significant source of revenue for Banknorth and an important factor in the Company's results of operations. Other operating income totaled $31.3 million in 1997, $6.0 million or 23.8% higher than in 1996. Included in the 1997 increase is the $2.4 million gain on the sale of merchant processing services.

      Trust and investment management services. The trust function contributes the largest recurring portion of other operating income through fees generated from the performance of trust and investment management services. Income from trust and investment management services totaled $8.6 million in 1997, an increase of $801 thousand, or 10.2% over 1996. In February 1996, the Company consolidated its subsidiary banks' trust departments into a newly formed limited charter national bank, The Stratevest Group, N.A. This new structure results in higher levels of income resulting from improved marketing and sales initiatives and enhanced product offerings. Opportunities for increases in the generation of trust income lie in increased penetration of the Massachusetts and New Hampshire markets. Accordingly, management expects increased levels of trust and investment management income in 1998.

      Service charges on deposit accounts. Service charges on deposit accounts, $8.0 million in 1997, were $1.5 million, or 22.4% above 1996 and 58.0% higher than in 1995. During 1997, Banknorth reviewed and enhanced its policies and practices regarding service charges and service charge waivers. Accordingly, the level of fee income increased in 1997 and is expected to increase further in 1998. In October 1997, the Company commenced charging a terminal usage fee for ATM transactions by non-customers. Based on normal expected levels of activity, management expects surcharge income to increase $600 thousand in 1998. This fee allows the Company to recover a portion of the expense of operating the ATM network.

      Card product income. Card product income increased 3.8% in 1997 compared to 1996. In December 1997, as noted earlier, the Company sold its merchant processing business. Income on card products is, therefore, expected to decline in 1998 as the gross merchant processing income, amounting to $1.4 million in 1997, will no longer be received by the Company.

      Loan servicing income. Loan servicing income, primarily mortgage servicing at BMC, in 1997 was $2.5 million, a decrease of $238 thousand, or 8.6%, from 1996. In addition to the decline in the balance of mortgage loans serviced for unrelated third parties from $1.0 billion at December 31, 1996 to $901.4 million at the December 31, 1997, amortization of mortgage servicing rights also increased causing a further decline in loan servicing income. The amortization of mortgage servicing rights was $1.8 million for 1997 compared to $962 thousand in 1996. This increase in amortization expense is primarily related to the growth in the capitalized mortgage servicing rights (MSRs) resulting from the adoption of new accounting rules in 1996.

      The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," in 1996, which was superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as of January 1, 1997. SFAS No. 125 requires that entities recognize as separate assets, the rights to service loans for others, regardless of how those servicing rights are acquired. Recognition of the MSRs results in an increased gain on sale or a decreased loss on sale of loan. MSRs are amortized into servicing fee income in proportion to, and over the period of, estimated net servicing income. SFAS No. 125 also requires entities to measure the impairment of MSRs based on the difference between the carrying amount and the current estimated fair value of the MSRs.

      Given the growth in MSRs, which at December 31, 1997 was $4.7 million as compared to $3.9 million at December 31, 1996, management expects that MSR amortization expense will continue to increase. In addition, the current level of market interest rates is resulting in high levels of refinancing activity. During periods of high refinancing, the value of capitalized mortgage servicing rights declines and results in reduced levels of servicing income. Should interest rates remain at their relatively low levels throughout 1998, management expects a reduced level of servicing income. This reduction may, however, be offset to some degree by income resulting from increased levels of loan origination.

      Net loan transactions. Net loan transaction income is normally generated through the origination and subsequent sale of mortgage products into the secondary mortgage market. Net loan transaction income in 1997 of $1.2 million was $414 thousand lower than in 1996 due primarily to a reduction in the volume of loan sales. Net loan transactions were higher in 1996 than in 1995 due to application of the new accounting rules discussed above and an increase in the volume of loan sales.

      Banknorth recognized a net gain of approximately $921 thousand on the sale of certain mortgage servicing rights in 1997. The servicing rights were comprised primarily of residential mortgages and second home mortgages of customers outside Banknorth's normal market area.

      Net securities transactions. Net gains or losses from securities transactions are also included in other operating income. In 1997, the Company realized $258 thousand in net securities gains as compared to 1996 when it realized $31 thousand in net gains and 1995 when it realized net losses in the amount of $409 thousand. As disclosed previously in this discussion, Banknorth sold approximately $85.5 million of securities available for sale during January 1998 at a loss of approximately $504 thousand. The loss is expected to be recovered through enhanced yields within a six month period. The Company anticipates that it will consider additional sales from the securities available for sale portfolio during 1998 as it attempts to achieve its objectives in the total return management of the securities available for sale portfolio. The Company also expects that future losses incurred, if any, would be recovered through yield improvement within a one to two year period.

      Other income. Included in other income is the gain on sale of merchant processing services of $2.4 million realized during the fourth quarter of 1997. Excluding this gain, other income exceeded 1996 levels by approximately $1.6 million, or 47.0% primarily due to gains on sale of fixed assets and distributions from venture capital fund investments. While not material to the results of operations during 1997, included in other income is $77 thousand in income related to the newly purchased bank-owned life insurance and $76 thousand in income from the newly offered retail investment product line. Management expects these programs to contribute positively in future reporting periods.

      In the fourth quarter of 1997, Banknorth purchased $40.0 million of bank-owned life insurance ("BOLI"). Securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the bank-owned life insurance program As a result of this fourth quarter transaction, the Company benefits in future periods from the tax free nature of income generated from the life insurance policies. In general, the yield received from the bank owned life insurance is comparable to the yield previously received on the securities available for sale, thereby causing the Company's earnings stream to benefit from the tax characteristics of the bank-owned life insurance.

Other Operating Expenses

      Other operating expenses were $97.6 million in 1997, $6.4 million, or 7.0% above expense levels in 1996, and $27.0 million, or 38.2% higher than in 1995. Included in 1997 total other operating expenses are those relating to the capital securities issued in May, 1997. Capital securities expense amounted to $2.1 million in 1997. Total operating expenses in 1996 include expenses relating to FMB, both recurring and one-time, as well as one-time expenses relating to the formation of Stratevest, transition to a new incentive compensation plan and a data processing conversion in the ATM/debit card area. One-time expenses in 1996 relating to these activities amounted to approximately $2.1 million before taxes resulting in an after-tax impact on diluted earnings per share of $.09. Further, in 1996 the Company incurred a $250 thousand loss from a burglary at one of its subsidiary bank branches. The Company's efficiency ratio was 62.06% in 1997, down from 62.11% in 1996 and 65.11% in 1995.

      Compensation. Compensation expense increased by $2.6 million, or 7.3%, over 1996. Of the increase, $1.1 million is related to expenses associated with the Company's various incentive compensation programs which are directly related to the overall performance of the Company. The increase in compensation expense during 1996 as compared to 1995 is related to the direct expense of and the staffing levels necessary to provide operational and other support functions to FMB. The 1996 expense of $35.8 million was $7.5 million, or 26.5% above 1995 compensation expense of $28.3 million.

      Included in compensation expense in 1997 is $1.1 million relating to the Banknorth Short-Term Management Incentive Compensation Plan ("Plan"). The Plan expense in 1996 was $849 thousand and $1.2 million in 1995. In 1997, performance of the Company in relationship to targets defined by the Plan, resulted in an increased level of award to participants from that made in 1996. Further, the executive restricted stock compensation plan resulted in expense of $1.3 million in 1997, compared to $475 thousand in 1996 and $609 thousand in 1995. The increase in the expense of the restricted stock plan in 1997 is directly correlated to the increase in the Banknorth stock price. Banknorth's stock price rose from $20.75 per share to $32.13 per share, an increase of 54.8%. Also included in 1997 compensation expense was approximately $200 thousand in severance compensation relating to a work force reduction. Since July 1, 1997, the Company's workforce has been reduced by approximately 100 individuals, mostly through attrition. In total, the reduction in workforce is expected to contain the growth in compensation expense during 1998.

      Net occupancy. Net occupancy expense during 1997 was $7.9 million, an increase of $687 thousand, or 9.6% over 1996. The primary cause of the increase was the opening of the new main office of FMB in downtown Worcester, MA. The leased facility provides housing for the bank's management team and a new banking facility which is expected to improve the marketing efforts of FMB. Also contributing to the increase was the opening of a new branch office in Dover, New Hampshire. The formation of FMB and the increase in leased office space for necessary support functions were the primary cause of the $1.7 million increase in net occupancy expense during 1996. FMB incurred occupancy expenses in the amount of $1.0 million during 1996.

      Equipment and software. Equipment and software expense was $7.2 million, $6.7 million and $5.5 million in 1997, 1996 and 1995, respectively. The increase in 1997 over 1996 is reflective of additional expenses related to the new main office facility in Massachusetts and the aforementioned branch in New Hampshire. Banknorth also continuously invests in upgraded technology in order to offer enhanced products and services or to create operating efficiencies. In 1996, FMB incurred equipment and software expenses of approximately $522 thousand. The remaining portion of the increase in 1996 as compared with 1995 is due primarily to increased expenditures for furniture and equipment for the additional staff required to provide operational support to the new bank. During 1996, the Company began implementing an image-based item processing and statement rendering system using electronic images of checks for filing and distribution to customers.

      Data processing. Data processing fees include payments to Banknorth's vendors of mainframe systems and site management, credit card processing, ATM transaction processing and shareholder accounting services. Data processing fees totaled $5.0 million in 1997 and $4.6 million in 1996 and 1995. Generally, these expenses are governed by contract terms relating to either volume of activity and/or changes in the consumer price index.

      FDIC deposit insurance and other regulatory. FDIC deposit insurance and other regulatory expense in 1997 increased $334 thousand or 72.5% from 1996 reflecting the increase in insurance premiums. The Federal Deposit Insurance Corporation Improvement Act mandated a reduction in insurance rates when the Bank Insurance Fund achieved a 1.25% reserve ratio. That target was reached in May 1995, resulting in reduced premiums for the third and fourth quarters of 1995 as well as a refund of premiums for the June 1995 time period. The reduced premium level continued through 1996, thereby causing the decrease in this expense category from 1995 to 1996.

      Other real estate owned. Expenses relating to other real estate owned and repossessed assets increased in 1997 by $493 thousand as compared to 1996. These expenses were $471 thousand in 1996 and $520 thousand in 1995. Included in this expense category in 1997 are adjustments of other real estate to estimated fair value in the amount of $294 thousand and net gains on the sale of other real estate owned and repossessed assets in the amount of $208 thousand. Fair value adjustments in 1996 and 1995 were $176 thousand and $241 thousand, respectively, while net gains on sale in those years were $598 thousand and $835 thousand, respectively. Net expenses for the maintenance, real estate taxes and property insurance relating to these properties amounted to $878 thousand in 1997. Management anticipates a level of other real estate owned and repossession expenses in 1998 similar to that experienced in 1997.

      Legal and professional. Legal and professional expenses of $3.4 million in 1997, were $156 thousand lower than in 1996, and $710 thousand higher than in 1995. Approximately $416 thousand of the increase in legal and professional expenses in 1996 as compared to 1995 were incurred by FMB. Otherwise, legal and professional fees in 1996 increased from 1995 primarily due to expenses related to various business development initiatives.

      Printing and supplies. Printing and supplies expense in 1997 decreased $973 thousand, or 30.0% from 1996. Printing and supplies expenses were high in 1996 due to FMB, the issuance of new ATM and debit cards and the implementation of the imaging system.

      Advertising and marketing. Advertising and marketing expenses were $2.4 million in 1997, $344 thousand, or 12.5% lower than in 1996. As with other categories of expense, the primary cause of the decrease from 1996 was the addition of FMB and expenses related to the start-up of Stratevest in 1996. Included in 1996 expenses are FMB marketing expenses of $882 thousand.

      Communications. Communications expenses totaled $2.4 million in both 1997 and 1996. The 1995 expense level was lower at $1.5 million. The increase in communication expenses was primarily due to the establishment of FMB in the western Massachusetts market.

      Goodwill. Amortization of goodwill amounted to $5.2 million in 1997 as compared to $4.7 million in 1996 which included approximately 10.5 months of amortization of the goodwill related to the FMB acquisition. Goodwill expense was $632 thousand in 1995. The 1998 expense level is expected to be similar to the 1997 level.

      Capital securities. The capital securities issue in May 1997, which created Tier I capital, gave rise to expense of $2.1 million in 1997. As mentioned previously, incremental investment purchases were made in an effort to offset the cost of the capital securities through increased net interest income. Funding for the investments was primarily in the form of borrowings from the FHLB.

      Other expenses. Other expenses totaled $11.1 million in 1997 flat relative to 1996. Contributing to the increase in 1996 from 1995 were expenses both one-time and recurring at FMB in its first year of operations, and a loss of approximately $250 thousand resulting from a burglary at one of the subsidiary bank branches.

YEAR 2000 COMPLIANCE

      Banknorth is addressing the significant issues relating to the programming code in existing computer systems as the year 2000 ("Y2k") approaches. The Y2k problem is pervasive and complex as virtually every computer operation faces the potential affects of the rollover of the two digit year value to 00. The issue is whether computer systems are programmed to recognize date sensitive information when the year changes to 2000.

      Banknorth does not write any source programming code and therefore is dependent upon external vendors and service providers to alter their programs to become Y2k compliant. In 1996, the Company began the process of reviewing the compliance of all programs in use and in 1997, developed a comprehensive plan not only to test these systems but to maintain Y2k compliance after successful testing has occurred. Additionally, the Company is working closely with all of its vendors of data processing systems in order to become familiar with their plans to become compliant. The Company has established a Y2k committee comprised of managers throughout the organization and will track the plan to address the significant Y2k challenges facing the Company. The Y2k plan has established December 31, 1998 as the expected completion date, when all computer systems will be tested and determined to be Y2k compliant. This date is consistent with current banking policy as promulgated by banking regulators, and provides for continued compliance testing through fiscal year 1999.

      The cost of ensuring that computer programs are capable of successfully entering the year 2000 is expected to be significant in terms of utilization of existing resources. Incremental expenses related to this issue are not, at this time, expected to be material to the performance of Banknorth Group. The Company is continuing to evaluate appropriate courses of corrective action in case they become necessary, including conversion to new systems, if deemed in the best interest of the Company.

      The risks associated with this issue go beyond Banknorth's own ability to solve Y2k problems. Should significant commercial customers fail to address Y2k issues effectively, their ability to meet debt service requirements could be impaired resulting in increased credit risk and increased loan chargeoffs. Should suppliers of critical services fail in their efforts to become Y2k compliant, or if significant third party interfaces fail to be compatible with Banknorth or fail to be Y2k compliant, it could have significant adverse affects on the operations and financial results of Banknorth Group. Accordingly, the Company has begun a process which assesses and monitors, on an individual account basis, the adequacy of significant commercial customers' actions to address Y2k issues. The assessment will be risk rated and has become a factor used in underwriting credit and analyzing the adequacy of Banknorth's allowance for loan losses. All vendors of services and third party interfaces are being reviewed and contingency plans developed in case they are unable to provide normal service.

INCOME TAXES

      In 1997, Banknorth recognized income tax expense of $14.8 million, as compared to $12.0 million in 1996 and $8.2 million in 1995. The increase in tax expense is primarily reflective of the improved earnings performance with income before taxes of $45.3 million, $37.4 million and $30.6 million in 1997, 1996, and 1995, respectively. In each year, the tax expense on the Company's income was lower than tax expense at the statutory rate of 35%, due primarily to tax exempt income, tax credits, and in 1996 and 1995, the reduction of the deferred tax asset valuation reserve.

CORE TANGIBLE PERFORMANCE

      After removing the impact of the balance of goodwill and the related period amortization, "core tangible" performance for 1997, 1996 and 1995 was as follows:


                                     1997           1996           1995
                                 -----------------------------------------
(Dollars in thousands, except
 share and per share data)

Net income, as reported          $    30,489    $    25,390    $    22,373
Add: Amortization of goodwill,
 net of tax                            3,342          2,990            615
                                 -----------------------------------------
"Core tangible income"           $    33,831    $    28,380    $    22,988
                                 =========================================

Average tangible assets          $ 2,739,156    $ 2,370,825    $ 1,873,319
Average tangible equity          $   184,007    $   156,697    $   136,943
Diluted weighted average
 shares outstanding               15,833,538     15,469,382     13,636,228
"Core tangible" return on
 average tangible assets                1.24%          1.20%          1.23%
"Core tangible" return on
 average tangible equity               18.39%         18.11%         16.79%
"Core tangible" diluted
 earnings per share              $      2.14    $      1.83    $      1.69


Note: All share and per share data has been restated for the effect of the 2-for-1 stock split declared on February 24, 1998.

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

      Banknorth's subsidiary banks' deposits are insured by the Federal Deposit Insurance Corporation (FDIC) as members of the Bank Insurance Fund
(BIF). As a result of the BIF reaching its statutory reserve ratio, FDIC insurance expense was essentially eliminated in 1996 for "well capitalized" banks that were members of the BIF, while Savings Association Insurance Fund
(SAIF) members continue to pay premiums ranging from .23 % to .31% of deposits. In order to eliminate the disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September of 1996. The legislation provided for, among other things, the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The legislation also included a requirement that BIF members contribute to the repayment of FICO bonds. The BIF assessment for this purpose was effective January 1, 1997 and was limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings associations exist. Thereafter, the assessments on BIF member institutions will be made on the same basis as SAIF member institutions. The rates established by the FDIC to implement this requirement for all FDIC-insured institutions are 6.5 basis points on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

CAPITAL RESOURCES

      Consistent with its long-term goal of operating a sound and profitable financial organization, Banknorth strives to maintain a "well capitalized" company according to regulatory standards. Historically most of the Company's capital requirements have been provided through retained earnings, as indicated in Table L, Rate of Internal Capital Generation.

      In October 1997, Banknorth announced a stock buyback plan. The Company plans to buy back up to 5%, or 782,665 shares (391,332 shares immediately prior to the split) of its outstanding common stock. The Company repurchased 154,000 shares (77,000 shares immediately prior to the split) as of December 31, 1997. These shares are held as treasury stock by the Company. Management intends to complete the buyback program in 1998.

      The Company (including, prior to 1989, its corporate predecessors) has historically paid regular quarterly cash dividends on its common stock. This pattern was temporarily interrupted during 1991 and 1992 when the board of directors of the Company suspended payment of the regular cash dividend to better preserve the Company's capital in the face of increasing levels of non-performing loans requiring higher provisions for loan losses. As the Company's performance recovered, payment of regular quarterly cash dividends was resumed during the first quarter of 1993 at a level of $.05 per share. The quarterly dividend was increased in 1994 to a level of $.075 per share, to $.115 per share in 1995, to $.125 per share in 1996, $.145 per share in 1997 and most recently to $.16 per share in January of 1998.

      On February 24, 1998, the board of directors approved a 2-for-1 split of its common stock effected in the form of a 100% stock dividend. The new shares will be issued April 6, 1998, to shareholders of record on March 20, 1998. All per share data has been restated for this stock split.

      Each quarter, the board of directors declares the payment of regular quarterly cash dividends, subject to adjustment from time to time, based upon the Company's earnings outlook and other relevant factors. The board desires to maintain a dividend payout level of approximately 30% of net income.

      The Company's principal source of funds to pay cash dividends, the cost of capital securities and service long-term debt requirements are derived from dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. As part of its plan to capitalize FMB at a "well capitalized" level for regulatory purposes, the Company re-deployed accumulated capital of certain of its subsidiary banks. Because the special dividend exceeded applicable regulatory limitations, the Company obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend which exceeded such regulatory limitations. The payment of dividends by the Company in the future will require the generation of sufficient future earnings by the subsidiary banks. For further disclosures relative to dividend restrictions and regulatory requirements, refer to the notes to the consolidated financial statements.

      At December 31, 1997, Banknorth's Tier I capital was $226.6 million, or 10.63% of risk-adjusted assets, compared to $173.1 million and 9.11% at December 31, 1996, and $151.4 million and 11.22% at December 31, 1995. The ratio of Tier I capital to quarterly average adjusted assets, or leverage ratio, at December 31, 1997 was 7.97% as compared to 6.91% and 8.05% in 1996 and 1995, respectively. Both ratios compare favorably with peer organizations and exceed all "well capitalized" regulatory requirements on a consolidated basis as well as at the subsidiary bank level.

      Table M, Capital Ratios, reveals the components of capital and the changes from 1995 through 1997. To assist in establishing FMB as a "well capitalized" bank, and offset the reduction in maintaining the Company's regulatory capital ratios as "well capitalized" as a result of the acquisition of the Shawmut branches, Banknorth, on February 14, 1996, issued 2,044,446 shares (1,022,223 shares immediately prior to the split) of common stock generating $32.2 million of new capital. Additionally, in May 1997, the Company established a trust to issue and sell $30.0 million in capital securities which represents Tier I capital to the Company.

Table A. Mix of Average Earning Assets

                                                                                                    PERCENTAGE OF
                                                     YEARS ENDED DECEMBER 31,           % of        TOTAL EARNING ASSETS
                                              -------------------------------------    TOTAL      -----------------------------
(Dollars in thousands)                           1997           1996        CHANGE     CHANGE     1997      1996      1995
                                              -----------------------------------------------------------------------------

Loans, net of unearned income and
 unamortized loan fees and costs:
  Commercial, financial and agricultural      $  323,572    $   281,391    $ 42,181     11.4%     12.4%     12.5%     12.5%
  Construction and land development               32,390         21,805      10,585      2.9       1.2       1.0       1.2
  Commercial real estate                         551,074        486,522      64,552     17.4      21.0      21.6      21.9
  Residential real estate                        761,764        704,382      57,382     15.5      29.1      31.3      27.5
  Credit card receivables                         22,455         23,707      (1,252)    (0.3)      0.9       1.1       1.4
  Lease receivables                               74,631         57,611      17,020      4.6       2.9       2.6       2.1
  Other installment                              150,211        155,302      (5,091)    (1.4)      5.7       6.9       8.3
                                              -----------------------------------------------------------------------------
      Total loans, net of unearned income
       and unamortized loan fees and costs     1,916,097      1,730,720     185,377     50.1      73.2      77.0      74.9

Securities available for sale:
  U.S. Treasuries and Agencies                   139,973         87,516      52,457     14.2       5.4       3.9       2.2
  States and political subdivisions                3,792            701       3,091      0.8       0.1         -         -
  Mortgage-backed securities                     303,515        269,024      34,491      9.3      11.6      12.0       4.5
  Corporate debt securities                      166,631         64,007     102,624     27.7       6.4       2.9       0.5
  Equity securities                               34,871         23,469      11,402      3.1       1.3       1.0       1.1
                                              -----------------------------------------------------------------------------
      Total securities available for sale,
       at fair value                             648,782        444,717     204,065     55.1      24.8      19.8       8.3

Investment securities:
  U.S. Treasuries and Agencies                     9,836         18,982      (9,146)    (2.5)      0.4       0.8       3.5
  States and political subdivisions                  993          1,414        (421)    (0.1)        -       0.1       0.1
  Mortgage-backed securities                      17,935         21,590      (3,655)    (1.0)      0.7       1.0      11.8
  Corporate debt securities                           10            507        (497)    (0.1)        -         -       0.1
                                             ------------------------------------------------------------------------------
      Total investment securities,
       at amortized cost                          28,774         42,493     (13,719)    (3.7)      1.1       1.9      15.5

Loans held for sale                               16,481         14,834       1,647      0.4       0.6       0.7       0.7

Money market investments                           7,410         14,503      (7,093)    (1.9)      0.3       0.6       0.6
                                             ------------------------------------------------------------------------------
Total earning assets                         $ 2,617,544    $ 2,247,267    $370,277    100.0%    100.0%    100.0%    100.0%
                                             ==============================================================================

Table B. Loan Portfolio

                                                                       AT DECEMBER 31,
                        ------------------------------------------------------------------------------------------------------------
                                1997                  1996                  1995                  1994                  1993
                        --------------------  --------------------  --------------------  --------------------  --------------------
                          AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT    AMOUNT     PERCENT
                        ------------------------------------------------------------------------------------------------------------
(Dollars in thousands)
Commercial, financial,
 and agricultural       $  332,385    17.0%   $  300,730    16.3%   $  228,877    16.9%   $  201,431    15.5%   $  190,087    16.9%

Real Estate:
  Construction and
   land development         36,276     1.8        29,364     1.6        20,587     1.5        23,042     1.8        17,959     1.6
  Commercial               563,800    28.8       531,364    28.7       398,586    29.5       386,663    29.8       365,329    32.5
  Residential              773,429    39.4       737,261    39.9       477,458    35.4       483,936    37.4       371,210    33.1
                        ------------------------------------------------------------------------------------------------------------
    Total real estate    1,373,505    70.0     1,297,989    70.2       896,631    66.4       893,641    69.0       754,498    67.2
                        ------------------------------------------------------------------------------------------------------------
Credit card receivables     25,669     1.3        24,563     1.3        26,867     2.0        26,174     2.0        27,134     2.4
Lease receivables           76,302     3.9        70,396     3.8        47,055     3.5        33,291     2.6        19,851     1.8
Other installment          152,768     7.8       154,554     8.4       151,623    11.2       141,534    10.9       131,646    11.7
                        ------------------------------------------------------------------------------------------------------------
    Total installment      254,739    13.0       249,513    13.5       225,545    16.7       200,999    15.5       178,631    15.9
                        ------------------------------------------------------------------------------------------------------------
Total loans              1,960,629   100.0     1,848,232   100.0     1,351,053   100.0     1,296,071   100.0     1,123,216   100.0
Less: Allowance for
 loan losses                25,721     1.3        23,520     1.3        22,095     1.6        21,437     1.7        21,363     1.9
                        ------------------------------------------------------------------------------------------------------------
Net loans               $1,934,908    98.7%   $1,824,712    98.7%   $1,328,958    98.4%   $1,274,634    98.3%   $1,101,853    98.1%
                        ============================================================================================================


Table C.  Maturities and Sensitivities of Loans to Changes in Interest Rates


                                                   At DECEMBER 31, 1997, MATURING:
                                          ------------------------------------------------
                                                       AFTER 1 YEAR
                                          IN 1 YEAR     BUT WITHIN      AFTER
(In thousands)                             OR LESS        5 YEARS      5 YEARS      TOTAL
                                          ------------------------------------------------

Commercial, financial and agricultural    $127,500       $127,249      $77,636    $332,385
Construction and land development           17,368         18,908            -      36,276
                                          ------------------------------------------------
    Total                                 $144,868       $146,157      $77,636    $368,661
                                          ================================================

Predetermined interest rates              $ 64,104       $ 50,000      $32,786    $146,890
Floating interest rates                     80,764         96,157       44,850     221,771
                                          ------------------------------------------------
    Total                                 $144,868       $146,157      $77,636    $368,661
                                          ================================================

Table D. Securities Available for Sale and Investment Securities


                                                            AT DECEMBER 31,
                                                   --------------------------------
(Dollars in thousands)                               1997        1996        1995
                                                   --------------------------------
Securities available for sale:
U.S. Treasuries and Agencies                       $141,245    $111,774    $ 76,401
States and political subdivisions                     5,251       2,361           -
Mortgage-backed securities                          320,473     272,433     249,549
Corporate debt securities                           200,710     121,384      12,147
Equity securities                                    39,044      27,128      20,943
Valuation reserve                                     3,585      (3,811)         45
                                                   --------------------------------
Recorded value of securities available for sale    $710,308    $531,269    $359,085
                                                   ================================
Investment securities:
U.S. Treasuries and Agencies                       $  7,505    $ 13,181    $ 23,837
States and political subdivisions                       781       1,135       1,630
Mortgage-backed securities                           15,676      19,868      23,146
Corporate debt securities                                10          10       1,067
                                                   --------------------------------
Recorded value of investment securities            $ 23,972    $ 34,194    $ 49,680
                                                   ================================
Fair value of investment securities                $ 24,246    $ 34,644    $ 51,087
                                                   ================================
Excess of fair value versus recorded value         $    274    $    450    $  1,407

Fair value as a % of recorded value                   101.1%      101.3%      102.8%


Table E. Investment Portfolio Maturity Distribution and Yields


                                                 AS OF DECEMBER 31, 1997
                                    -------------------------------------------------
                                      SECURITIES AVAILABLE
                                            FOR SALE            INVESTMENT SECURITIES
                                    -----------------------     ---------------------
(Dollars in thousands)               AMOUNT     YIELD (FTE)     AMOUNT    YIELD (FTE)
                                    -------------------------------------------------
U.S. Treasuries and Agencies
  Within 1 year                     $ 33,761       5.25%       $ 5,180       6.52%
  1 to 5 years                        91,613       6.35          2,325       6.79
  6 to 10 years                       15,871       7.15              -          -
                                    -------------------------------------------------
                                    $141,245       6.18%       $ 7,505       6.60%
                                    =================================================
States and political subdivisions
  1 to 5 years                      $  2,881       6.69%       $   528       7.95%
  6 to 10 years                        2,370       7.32              -          -
  Over  10 years                           -          -            253       2.74
                                    -------------------------------------------------
                                    $  5,251       6.97%       $   781       6.26%
                                    =================================================
Mortgage-backed securities
  Within 1 year                     $    491       4.24%       $ 7,567       6.62%
  1 to 5 years                        86,874       5.08          6,854       7.75
  6 to 10 years                       56,297       6.44          1,229       9.36
  Over 10 years                      176,811       7.03             26       8.28
                                    -------------------------------------------------
                                    $320,473       6.39%       $15,676       7.33%
                                    =================================================
Other securities
  Within 1 year                     $  5,147       5.48%       $     -          -%
  1 to 5 years                        47,268       6.28              -          -
  6 to 10 years                       73,595       6.53             10       7.00
  Over 10 years                       74,700       6.78              -          -
  No fixed maturity                   39,044       6.00              -          -
                                    -------------------------------------------------
                                    $239,754       6.45%       $    10       7.00%
                                    =================================================
Total
  Within 1 year                     $ 39,399       5.27%       $12,747       6.58%
  1 to 5 years                       228,636       5.86          9,707       7.53
  6 to 10 years                      148,133       6.57          1,239       9.34
  Over 10 years                      251,511       6.96            279       3.26
  No fixed maturity                   39,044       6.00              -          -
  Valuation reserve                    3,585          -              -          -
                                    -------------------------------------------------
                                    $710,308       6.34%       $23,972       7.07%
                                    =================================================

Note: Actual maturities may differ from contractural maturities because, in certain cases, borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table F. Average Balances, Yields, and Net Interest Margins


                                             1997                              1996                              1995
                                 ------------------------------    ------------------------------    ------------------------------
                                             INTEREST   AVERAGE                INTEREST   AVERAGE                INTEREST   AVERAGE
                                 AVERAGE     INCOME/    YIELD/     AVERAGE     INCOME/    YIELD/     AVERAGE     INCOME/    YIELD/
(Dollars in thousands)           BALANCE     EXPENSE     RATE      BALANCE     EXPENSE     RATE      BALANCE     EXPENSE     RATE
                                 -------------------------------------------------------------------------------------------------
Earning assets:
  Money market investments       $    7,410   $    418    5.64%    $   14,503   $    806    5.56%    $    9,718   $    562   5.78%
  Scurities available for sale
   (1 and 2)                        648,782     41,179    6.32        444,717     27,474    6.11        147,796      9,255   6.15
  Loans held for sale                16,481      1,281    7.77         14,834      1,150    7.75         12,985      1,024   7.89
  Investment securities (1 and 2)    28,774      2,060    7.16         42,493      3,037    7.15        274,688     17,439   6.24
  Loans, net of unearned income
   and unamortized loan fees
   (2 and 3)                      1,916,097    174,127    9.09      1,730,720    158,140    9.14      1,329,188    125,031   9.41
                                 -------------------------------------------------------------------------------------------------
      Total earning assets        2,617,544    219,065    8.36      2,247,267    190,607    8.46      1,774,375    153,311   8.60
Cash and due from banks              75,736                            83,631                            60,441
Allowance for loan losses           (24,516)                          (24,142)                          (21,564)
Other assets                        104,043                            98,651                            62,148
                                 ----------                        ----------                        ----------
Total assets                     $2,772,807                        $2,405,407                        $1,875,400
                                 ==========                        ==========                        ==========

Interest-bearing liabilities:
  NOW accounts & money market
   savings                       $  815,261     29,653    3.64     $  741,351     24,829    3.35     $  513,280     18,343   3.57
  Regular savings                   204,830      4,905    2.39        223,936      5,351    2.39        189,927      4,935   2.60
  Time deposits $100 thousand
   and greater                       94,176      5,190    5.51         76,194      4,266    5.60         45,658      2,481   5.43
  Time deposits under $100
   thousand                         706,460     37,685    5.33        682,587     36,172    5.30        510,433     27,330   5.35
                                 -------------------------------------------------------------------------------------------------
      Total interest-bearing
       deposits                   1,820,727     77,433    4.25      1,724,068     70,618    4.10      1,259,298     53,089   4.22
  Short-term borrowed funds         382,168     20,477    5.36        159,672      7,913    4.96        164,010      9,017   5.50
  Long-term debt                     21,294      1,414    6.64         43,951      2,609    5.94         94,107      5,874   6.24
                                 -------------------------------------------------------------------------------------------------
Total interest-bearing
 liabilities                      2,224,189     99,324    4.47      1,927,691     81,140    4.21      1,517,415     67,980   4.48
                                 -------------------------------------------------------------------------------------------------

Non-interest-bearing deposits       288,322                           264,938                           194,580
Other liabilities                    22,502                            21,499                            17,455
Corporation-obligated mandatorily
 redeemable capital securities       20,137                                 -                                 -
Shareholders' equity                217,657                           191,279                           145,950
                                 ----------                        ----------                        ----------
Total liabilities, corporation-
 obligated mandatorily redeemable
 capital securities and
 shareholders' equity            $2,772,807                        $2,405,407                        $1,875,400
                                 ==========                        ==========                        ==========
Net interest income                             $119,741                          $109,467                          $ 85,331
                                                ========                          ========                          ========
Interest rate differential                                  3.89%                             4.25%                            4.12%
                                                            =====                             =====                            =====
Net interest margin                                         4.57%                             4.86%                            4.79%
                                                            =====                             =====                            =====

Notes:
<F1>  For the purpose of these computations, unrealized gains/(losses) are excluded from the average rate calculation.
<F2>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal and state tax rates.
<F3>  Includes principal balances of non-accrual loans and industrial revenue bonds.


Table G. Average Sources of Funding

                                                                                                         PERCENTAGE OF
                                                 YEARS ENDED DECEMBER 31,          Change              TOTAL NET FUNDING
                                                 ------------------------    ------------------    --------------------------
                                                    1997          1996        AMOUNT    PERCENT     1997      1996      1995
                                                 ----------------------------------------------------------------------------
(Dollars in thousands)

Non-interest bearing deposits                    $  288,322    $  264,938    $ 23,384      8.8%     11.5%     12.1%     11.4%
Retail deposits:
  Regular savings                                   204,830       223,936     (19,106)    (8.5)      8.2      10.2      11.1
  Time deposits under $100 thousand                 706,460       682,587      23,873      3.5      28.1      31.1      29.8
  NOW accounts & money market savings               815,261       741,351      73,910     10.0      32.4      33.8      30.0
                                                 ----------------------------------------------------------------------------

  Total retail deposits                           1,726,551     1,647,874      78,677      4.8      68.7      75.1      70.9
                                                 ----------------------------------------------------------------------------

Total core deposits                               2,014,873     1,912,812     102,061      5.3      80.2      87.2      82.3

Time deposits $100 thousand and greater              94,176        76,194      17,982     23.6       3.7       3.5       2.7
Federal funds purchased                               7,441         5,368       2,073     38.6       0.3       0.2       0.2
Securities sold under agreements to repurchase      137,961       106,918      31,043     29.0       5.5       4.9       5.8
Borrowings from U.S. Treasury                        10,046         7,730       2,316     30.0       0.4       0.4       0.5
Short-term notes from FHLB                          226,720        39,656     187,064    471.7       9.0       1.8       3.1
Long-term notes from FHLB                             9,282        28,736     (19,454)   (67.7)      0.4       1.3       4.3
                                                 ----------------------------------------------------------------------------

  Total purchased liabilities                       485,626       264,602     221,024     83.5      19.3      12.1      16.6

Bank term loan                                       12,012        15,215      (3,203)   (21.1)      0.5       0.7       1.1
                                                 ----------------------------------------------------------------------------

Total net funding                                $2,512,511    $2,192,629    $319,882     14.6%    100.0%    100.0%    100.0%
                                                 ============================================================================


Table H. Volume and Yield Analysis


                                                 1997 VS. 1996                                          1996 VS. 1995
                            ----------------------------------------------------   -------------------------------------------------
                                                                    DUE TO                                               DUE TO
                                                 INCREASE     ------------------                        INCREASE   -----------------
                              1997      1996     (DECREASE)    VOLUME     RATE       1996      1995    (DECREASE)   VOLUME    RATE
                            --------------------------------------------------------------------------------------------------------
(In thousands)

Interest income (FTE):
  Money market investments  $    418  $    806    $  (388)    $  (400)   $    12   $    806  $    562   $    244   $   265   $  (21)
  Securities available for
   sale                       41,179    27,474     13,705      12,760        945     27,474     9,255     18,219    18,279      (60)
  Loans held for sale          1,281     1,150        131         128          3      1,150     1,024        126       144      (18)
  Investment securities        2,060     3,037       (977)       (981)         4      3,037    17,439    (14,402)  (16,960)   2,558
  Loans                      174,127   158,140     15,987      16,852       (865)   158,140   125,031     33,109    36,698   (3,589)
                            -----------------------------                          -----------------------------
    Total interest income    219,065   190,607     28,458      30,719     (2,261)   190,607   153,311     37,296    38,426   (1,130)

Interest expense:
  NOW accounts & money
   market savings             29,653    24,829      4,824       2,674      2,150     24,829    18,343      6,486     7,615   (1,129)
  Regular savings              4,905     5,351       (446)       (446)         -      5,351     4,935        416       803     (387)
  Time deposits $100
   thousand and greater        5,190     4,266        924         993        (69)     4,266     2,481      1,785     1,707       78
  Time deposits under $100
   thousand                   37,685    36,172      1,513       1,308        205     36,172    27,330      8,842     9,097     (255)
  Short-term borrowed funds   20,477     7,913     12,564      11,925        639      7,913     9,017     (1,104)     (218)    (886)
  Long-term debt               1,414     2,609     (1,195)     (1,503)       308      2,609     5,874     (3,265)   (2,983)    (282)
                            -----------------------------                          -----------------------------
    Total interest expense    99,324    81,140     18,184      13,172      5,012     81,140    67,980     13,160    16,021   (2,861)
                            -------------------------------------------------------------------------------------------------------
Net interest income (FTE)   $119,741  $109,467    $10,274     $17,547    $(7,273)  $109,467  $ 85,331   $ 24,136   $22,405   $1,731
                            =======================================================================================================

Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.

Table I. Non-Performing Assets


                                                                 AS OF DECEMBER 31,
                                                 ---------------------------------------------------
                                                  1997       1996       1995       1994       1993
                                                 ---------------------------------------------------
(Dollars in thousands)

Loans on a non-accrual basis:
  Commercial, financial and agricultural         $ 2,749    $ 3,221    $   648    $ 2,073    $ 2,174
  Real estate:
    Construction and land development                  -         39        103        730        282
    Commercial                                     2,645      4,443      3,993      8,873     18,232
    Residential                                    7,936      9,290      7,625      6,092      6,819
  Credit card receivables                              -          -          -          -          3
  Other installment                                    8          -          -          -          1
                                                 ---------------------------------------------------
      Total non-accrual                           13,338     16,993     12,369     17,768     27,511

Restructured loans:
  Real estate:
    Commercial                                         -        716        288        260        709
    Residential                                       36         39         85         69         46
    Other installment                                  6         10         55        141        159
                                                 ---------------------------------------------------
      Total restructured                              42        765        428        470        914

Past-due 90 days or more and still accruing:
  Commercial, financial and agricultural              70        169         87         54         30
  Real estate:
    Commercial                                       125          -         64        270         35
    Residential                                      332         88        396        466          7
  Credit card receivables                            119        111        105        118         57
  Lease receivables                                  151         48         28          -         81
  Other installment                                  514        794        494        243        381
                                                 ---------------------------------------------------
      Total past-due 90 days or more
       and still accruing                          1,311      1,210      1,174      1,151        591
                                                 ---------------------------------------------------
Total non-performing loans                        14,691     18,968     13,971     19,389     29,016
                                                 ---------------------------------------------------
Other real estate owned                            1,074        921      1,169        575      3,444
Non-real estate repossessed assets                   500          -          -          -          -
                                                 ---------------------------------------------------
Total foreclosed and repossessed assets (F/RA)     1,574        921      1,169        575      3,444
                                                 ---------------------------------------------------
Total non-performing assets                      $16,265    $19,889    $15,140    $19,964    $32,460
                                                 ===================================================

Allowance for loan losses (ALL)                  $25,721    $23,520    $22,095    $21,437    $21,363
ALL coverage of non-performing loans              175.08%    124.00%    158.15%    110.56%     73.62%
Non-performing assets as a % of (loans & F/RA)      0.83       1.08       1.12       1.54       2.88
Non-performing assets to total assets               0.56       0.76       0.79       1.07       1.95


Table J. Summary of Loan Loss Experience


                                                                 YEARS ENDED DECEMBER 31,
                                            ------------------------------------------------------------------
                                               1997          1996          1995          1994          1993
                                            ------------------------------------------------------------------
(Dollars in thousands)

Loans outstanding-end of year               $1,960,629    $1,848,232    $1,351,053    $1,296,071    $1,123,216
Average loans outstanding                    1,916,097     1,730,720     1,329,188     1,187,773     1,091,851

Allowance for loan losses at
 beginning of year                          $   23,520    $   22,095    $   21,437    $   21,363    $   22,099
                                            ------------------------------------------------------------------
Allowance related to acquisitions                    -         1,650             -         1,608             -

Loans charged off:
  Commercial, financial and agricultural        (1,343)       (1,356)       (1,283)         (795)       (3,000)
  Real estate:
    Construction and land development                -           (73)         (357)          (97)         (183)
    Commercial                                    (669)       (2,122)       (2,287)       (4,239)       (4,216)
    Residential                                 (1,915)       (1,772)       (1,833)       (1,441)         (792)
                                            ------------------------------------------------------------------
      Total real estate                         (2,584)       (3,967)       (4,477)       (5,777)       (5,191)

  Credit card receivables                         (691)         (788)         (576)         (479)         (469)
  Lease receivables                             (1,510)         (867)         (410)         (255)          (66)
  Other installment                             (4,022)       (3,348)       (2,415)       (2,414)       (2,991)
                                            ------------------------------------------------------------------
      Total installment                         (6,223)       (5,003)       (3,401)       (3,148)       (3,526)

      Total loans charged off                  (10,150)      (10,326)       (9,161)       (9,720)      (11,717)
                                            ------------------------------------------------------------------

Recoveries on loans:
  Commercial, financial and agricultural           592           619         1,597         1,459         3,104
  Real estate:
    Construction and land development               87            60           540           227            99
    Commercial                                     638         1,039         1,430         1,419         1,067
    Residential                                    628           669           302           309           268
                                            ------------------------------------------------------------------
      Total real estate                          1,353         1,768         2,272         1,955         1,434

  Credit card receivables                          109           144           162           123           119
  Lease receivables                                970           695           277           155            31
  Other installment                              1,665         1,275         1,136         1,284         1,593
                                            ------------------------------------------------------------------
      Total installment                          2,744         2,114         1,575         1,562         1,743

      Total recoveries on loans                  4,689         4,501         5,444         4,976         6,281
                                            ------------------------------------------------------------------

      Loans charged off, net of recoveries      (5,461)       (5,825)       (3,717)       (4,744)       (5,436)
                                            ------------------------------------------------------------------

Provision for loan losses                        7,662         5,600         4,375         3,210         4,700
                                            ------------------------------------------------------------------

Allowance for loan losses at
 end of year                                $   25,721    $   23,520    $   22,095    $   21,437    $   21,363
                                            ==================================================================

Loans charged off, net, as a % of
 average total loans                              0.29%         0.34%         0.28%         0.40%         0.50%
Provision for loan losses as a %
 of average total loans                           0.40%         0.32%         0.33%         0.27%         0.43%
Allowance for loan losses
 as a % of year-end total loans                   1.31%         1.27%         1.64%         1.65%         1.90%


Table K. Interest Rate Risk


                                                  PERCENTAGE CHANGE IN NET INTEREST INCOME FROM THE FLAT RATE SCENARIO

                                                  YEAR 1                         YEAR 2                     TOTAL 24 MONTHS
                                        ---------------------------    ---------------------------    ---------------------------
                                        RISING RATE    FALLING RATE    RISING RATE    FALLING RATE    RISING RATE    FALLING RATE
                                         SCENARIO        SCENARIO       SCENARIO        SCENARIO       SCENARIO        SCENARIO
                                        -----------------------------------------------------------------------------------------
Investment securities, securities
 available for sale, and money
 market investments                        1.08%          (1.63%)         6.84%          (9.20%)         4.01%          (5.48%)
Total loans*                               4.64           (4.11)         13.60          (11.29)          9.22           (7.78)
      Total interest income                3.92           (3.61)         12.24          (10.87)          8.17           (7.32)

NOW accounts, money market
 savings and regular savings              15.49           (9.56)         33.40          (20.58)         24.71          (15.24)
Time deposits                              4.73           (4.35)         25.15          (18.32)         15.02          (11.39)
      Total interest-bearing deposits      9.94           (6.87)         29.24          (19.44)         19.77          (13.27)
Short-term borrowed funds                 15.21          (14.28)         43.05          (38.05)         29.24          (26.26)
Long-term debt                             5.31           (5.31)         11.38          (11.38)          7.86           (7.86)
      Total borrowings                    14.55          (13.68)         41.49          (36.74)         28.00          (25.19)
          Total interest expense          11.04           (8.49)         32.07          (23.43)         21.70          (16.06)
      Net interest income                 (2.64)           0.89          (5.55)           0.41          (4.14)           0.64

<F*> Includes the effect of the interest rate swaps and floors, which have notional amounts of $50.0 million and $295.0 million, respectively, at December 31, 1997.


Note:  Flat rate scenario:      A flat rate scenario in which today's
                                prevailing rates are locked in and the
                                only balance sheet fluctuations that occur
                                are due to cash flows, maturities, new
                                volumes, and repricing volumes consistent
                                with this flat rate scenario.
       Rising rate scenario:    This scenario is a 200 basis point rise in
                                rates over a twelve month horizon together
                                with a dynamic balance sheet anticipated
                                to be consistent with such an interest
                                rate change.
       Falling rate scenario:   This scenario is a 200 basis point decline
                                in rates over a twelve month period
                                together with a dynamic balance sheet
                                anticipated to be consistent with such an interest rate change.


Table L. Rate of Internal Capital Generation


                                                            1997      1996      1995      1994      1993
                                                           ----------------------------------------------

Return on average total assets:
  Income before cumulative effect of accounting changes     1.10%     1.06%     1.19%     0.93%     0.72%
  Net income                                                1.10      1.06      1.19      0.94      0.50
Return on average shareholders' equity:
  Income before cumulative effect of accounting changes    14.01     13.27     15.33     12.14      8.93
  Net income                                               14.01     13.27     15.33     12.24      6.20
Average equity to average assets                            7.85      7.95      7.78      7.64      8.05
Dividend payout                                            29.75     30.83     27.98     25.67     23.73
Earnings retention rate                                    70.25     69.17     72.02     74.33     76.27
Internal capital generation rate                            9.84      9.18     11.04      9.10      4.73


Note: For 1997, 1996, 1995 and 1994, amounts include the effect of the fair market value adjustment on securities available for sale.

Table M. Capital Ratios

                                                                  DECEMBER 31,                      % CHANGE
                                                     --------------------------------------    -------------------
                                                                                                1997        1996
                                                                                                 vs.         vs.
                                                        1997          1996          1995        1996        1995
                                                     -------------------------------------------------------------
(Dollars in thousands)

Total risk-adjusted on-balance-sheet assets          $2,024,610    $1,795,825    $1,272,079      12.7%       41.2%
Total risk-adjusted off-balance-sheet items             108,212       103,647        76,432       4.4        35.6
                                                     --------------------------------------
Total risk-adjusted assets                           $2,132,822    $1,899,472    $1,348,511      12.3        40.9
                                                     ======================================

Total risk-adjusted assets / average total assets,
 net of fair value adjustment and goodwill(1)             75.02%        75.87%        71.77%        -           -

Total shareholders' equity                           $  229,872    $  206,737    $  159,936      11.2        29.3
Fair value adjustment(1)                                 (2,311)        2,477           (29)   (193.3)    8,641.4
Corporation-obligated mandatorily redeemable
 capital securities                                      30,000             -             -         -           -
Goodwill                                                (30,919)      (36,142)       (8,553)     14.5      (322.6)
                                                     --------------------------------------

Total Tier I capital                                    226,642       173,072       151,354      31.0        14.3
Maximum allowance for loan losses(2)                     25,721        23,520        16,921       9.4        39.0
                                                     --------------------------------------
Total capital                                        $  252,363    $  196,592    $  168,275      28.4        16.8
                                                     ======================================

Quarterly average total assets net of fair value
 adjustment and goodwill(1)                          $2,843,167    $2,503,637    $1,879,047      13.6        33.2
Allowance for loan losses, period end                    25,721        23,520        22,095       9.4         6.4

Total capital to total risk-adjusted assets               11.83%        10.35%        12.48%
Tier I capital to total risk-adjusted assets              10.63          9.11         11.22
Tier I capital to total quarterly average
 adjusted assets (Leverage)                                7.97          6.91          8.05


Notes:
<F1>  The goodwill and market valuation relating to securities available for sale included in shareholders' equity and total assets on the consolidated balance sheets has been excluded in the above ratios.
<F2>  The maximum allowance for loan losses used in calculating total capital is the period-end allowance for loan losses or 1.25% of risk-adjusted assets prior to the allowance limitation, whichever is lower.


Five Year Selected Financial Data


(Dollars in thousands, except share and per share data)        1997           1996           1995           1994           1993
                                                           -----------------------------------------------------------------------
Statement of Income:
  Interest income                                          $   218,506    $   190,008    $   152,624    $   124,403    $   113,178
  Interest expense                                              99,324         81,140         67,980         49,599         44,670
                                                           -----------------------------------------------------------------------
    Net interest income                                        119,182        108,868         84,644         74,804         68,508
  Provision for loan losses                                      7,662          5,600          4,375          3,210          4,700
                                                           -----------------------------------------------------------------------
      Net interest income after provision for loan losses      111,520        103,268         80,269         71,594         63,808
                                                           -----------------------------------------------------------------------
  Other operating income:
    Income from trust and investment management fees             8,636          7,835          7,426          7,227          7,455
    Service charges on deposit accounts                          8,026          6,558          5,081          4,917          5,128
    Card product income                                          3,145          3,029          2,789          2,835          2,751
    Loan servicing income                                        2,514          2,752          2,701          2,509          2,040
    Gain on sale of mortgage servicing rights                      921             93              -            664              -
    Net loan transactions                                        1,215          1,629            568          1,214          3,408
    Net securities transactions                                    258             31           (409)        (2,234)         1,110
    All other                                                    6,611          3,376          2,754          2,839          2,865
                                                           -----------------------------------------------------------------------
      Total other operating income                              31,326         25,303         20,910         19,971         24,757

  Other operating expenses:
    Compensation & employee benefits                            46,854         44,095         34,805         32,632         32,925
    Net occupancy, equipment & software                         15,042         13,854         11,006         10,752         10,008
    Data processing                                              4,972          4,584          4,629          5,027          4,840
    FDIC deposit insurance and other regulatory                    795            461          2,062          3,415          3,634
    OREO and repossession                                          964            471            520          1,723          4,606
    Amortization of goodwill                                     5,223          4,652            632            136              5
    Capital securities                                           2,104              -              -              -              -
    All other                                                   21,611         23,083         16,935         16,243         15,851
                                                           -----------------------------------------------------------------------
      Total other operating expenses                            97,565         91,200         70,589         69,928         71,869
                                                           -----------------------------------------------------------------------
  Income before income tax expense                              45,281         37,371         30,590         21,637         16,696
  Income tax expense                                            14,792         11,981          8,217          5,734          5,235
                                                           -----------------------------------------------------------------------
  Income before cumulative effect of changes in accounting      30,489         25,390         22,373         15,903         11,461
  Cumulative effect of changes in accounting                         -              -              -            138         (3,500)
                                                           -----------------------------------------------------------------------
  Net income                                               $    30,489    $    25,390    $    22,373    $    16,041    $     7,961
                                                           =======================================================================

Average Balances:
  Loans                                                    $ 1,916,097    $ 1,730,720    $ 1,329,188    $ 1,187,773    $ 1,091,851
  Loans held for sale                                           16,481         14,834         12,985         15,432         24,161
  Securities available for sale                                648,782        444,717        147,796        221,828        337,523
  Investment securities                                         28,774         42,493        274,688        176,980         23,491
  Money market investments                                       7,410         14,503          9,718         11,419          9,873
                                                           -----------------------------------------------------------------------
      Total earning assets                                   2,617,544      2,247,267      1,774,375      1,613,432      1,486,899
  Other assets                                                 155,263        158,140        101,025        100,382        107,289
                                                           -----------------------------------------------------------------------
      Total assets                                         $ 2,772,807    $ 2,405,407    $ 1,875,400    $ 1,713,814    $ 1,594,188
                                                           =======================================================================

  Non-interest-bearing deposits                            $   288,322    $   264,938    $   194,580    $   185,676    $   178,734
  Interest-bearing deposits                                  1,820,727      1,724,068      1,259,298      1,121,073      1,099,550
                                                           -----------------------------------------------------------------------
      Total deposits                                         2,109,049      1,989,006      1,453,878      1,306,749      1,278,284
  Short-term borrowed funds                                    382,168        159,672        164,010        145,616        130,176
  Long-term debt                                                21,294         43,951         94,107        113,364         41,312
  Other liabilities                                             22,502         21,499         17,455         17,077         16,107
  Corporation-obligated mandatorily redeemable capital
   securities                                                   20,137              -              -              -              -
  Shareholders' equity                                         217,657        191,279        145,950        131,008        128,309
                                                           -----------------------------------------------------------------------
      Total liabilities, corporation-obligated
       mandatorily redeemable capital securities and
       shareholders' equity                                $ 2,772,807    $ 2,405,407    $ 1,875,400    $ 1,713,814    $ 1,594,188
                                                           =======================================================================
Loans charged off, net of recoveries                       $     5,461    $     5,825    $     3,717    $     4,744    $     5,436
Non-performing assets, p.e.                                     16,265         19,889         15,140         19,964         32,460

Share and Per Share Data:
  Basic wtd. avg. number of shares outstanding              15,610,254     15,320,424     13,545,892     13,561,222     13,579,760
  Basic earnings per share (Basic EPS)                     $      1.95    $      1.66    $      1.65    $      1.18    $      0.59
  Diluted wtd. avg. number of shares outstanding            15,833,538     15,469,382     13,636,228     13,605,520     13,616,256
  Diluted earnings per share (Diluted EPS)                 $      1.93    $      1.64    $      1.64    $      1.18    $      0.58

  Tangible book value                                            12.84          10.90          11.12           9.27           9.73
  Cash dividends declared                                         0.58           0.50           0.46           0.30           0.20

  Closing price at year end                                      32.13          20.75          19.25          11.00           9.75
  Cash dividends declared as a % of net income                   29.75%         30.83%         27.98%         25.67%         23.73%

Key Ratios:
  Return on average assets
    Before cumulative effect of accounting change                 1.10%          1.06%          1.19%          0.93%          0.72%
    Net income                                                    1.10           1.06           1.19           0.94           0.50

  Return on average shareholders' equity
    Before cumulative effect of accounting change                14.01          13.27          15.33          12.14           8.93
    Net income                                                   14.01          13.27          15.33          12.24           6.20

  Net interest margin, fte                                        4.57           4.86           4.79           4.65           4.65
  Efficiency ratio                                               62.06          62.11          65.11          69.76          72.88
  Expense ratio                                                   2.36           2.59           2.70           2.84           2.96
  As a % of risk-adjusted assets, p.e.:
      Total capital                                              11.83          10.35          12.48          11.86          12.95
      Tier 1 capital                                             10.63           9.11          11.22          10.61          11.70
  As a % of quarterly average total assets:
      Tier 1 capital (regulatory leverage)                        7.97           6.91           8.05           7.41           7.96
  Tangible shareholders' equity, to tangible assets, p.e.         6.88           6.65           7.96           6.77           7.86

  Price/Basic EPS (last 4 reported quarters)                      16.5           12.5           11.7            9.3           16.5
  Price/Diluted EPS (last 4 reported quarters)                    16.7           12.7           11.7            9.3           16.8


Note: All share and per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.

Summary of Unaudited Quarterly Financial Information



                                                                                  1997
(Dollars in thousands, except share              -----------------------------------------------------------------------
 and per share data)                                YEAR             Q4             Q3             Q2             Q1
                                                 -----------------------------------------------------------------------
Statement of Income:
  Interest income                                $   218,506    $    56,891    $    56,321    $    54,312    $    50,982
  Interest expense                                    99,324         26,339         26,103         24,448         22,434
                                                 -----------------------------------------------------------------------
    Net interest income                              119,182         30,552         30,218         29,864         28,548
  Provision for loan losses                            7,662          2,036          1,940          1,936          1,750
                                                 -----------------------------------------------------------------------
    Net interest income after provision
     for loan losses                                 111,520         28,516         28,278         27,928         26,798
                                                 -----------------------------------------------------------------------
  Other operating income:
    Income from trust and investment
     management fees                                   8,636          2,263          2,270          2,081          2,022
    Service charges on deposit accounts                8,026          2,279          1,910          1,981          1,856
    Card product income                                3,145            816            787            822            720
    Loan servicing income                              2,514            603            630            640            641
    Gain on sale of mortgage servicing rights            921            (23)           896              -             48
    Net loan transactions                              1,215            416            381            183            235
    Net securities transactions                          258             71            163              6             18
    All other                                          6,611          3,699            964            862          1,086
                                                 -----------------------------------------------------------------------
      Total other operating income                    31,326         10,124          8,001          6,575          6,626

  Other operating expenses:
    Compensation & employee benefits                  46,854         12,189         11,967         11,406         11,292
    Net occupancy, equipment & software               15,042          3,858          3,772          3,681          3,731
    Data processing                                    4,972          1,286          1,256          1,223          1,207
    FDIC deposit insurance and other regulatory          795            217            197            194            187
    OREO and repossession                                964            316            287            264             97
    Amortization of goodwill                           5,223          1,306          1,305          1,306          1,306
    Capital securities                                 2,104            789            789            526              -
    All other                                         21,611          5,518          5,498          5,434          5,161
                                                 -----------------------------------------------------------------------
      Total other operating expenses                  97,565         25,479         25,071         24,034         22,981
                                                 -----------------------------------------------------------------------
Income before income tax expense                      45,281         13,161         11,208         10,469         10,443
Income tax expense                                    14,792          4,401          3,618          3,380          3,393
                                                 -----------------------------------------------------------------------
Net income                                       $    30,489    $     8,760    $     7,590    $     7,089    $     7,050
                                                 =======================================================================

Average Balances:
  Loans                                          $ 1,916,097    $ 1,950,504    $ 1,933,960    $ 1,914,211    $ 1,864,504
  Loans held for sale                                 16,481         19,707         20,957         12,730         12,400
  Securities available for sale                      648,782        716,592        708,403        627,897        539,636
  Investment securities                               28,774         24,853         27,074         30,125         33,153
  Money market investments                             7,410          8,286          7,934          5,684          7,726
                                                 -----------------------------------------------------------------------
      Total earning assets                         2,617,544      2,719,942      2,698,328      2,590,647      2,457,419
  Other assets                                       155,263        156,455        151,418        152,785        160,079
                                                 -----------------------------------------------------------------------
      Total assets                               $ 2,772,807    $ 2,876,397    $ 2,849,746    $ 2,743,432    $ 2,617,498
                                                 =======================================================================
  Non-interest-bearing deposits                  $   288,322    $   305,831    $   293,979    $   278,612    $   273,764
  Interest-bearing deposits                        1,820,727      1,860,793      1,830,540      1,798,630      1,792,078
                                                 -----------------------------------------------------------------------
      Total deposits                               2,109,049      2,166,624      2,124,519      2,077,242      2,065,842
  Short-term borrowed funds                          382,168        412,502        430,360        388,903        295,780
  Long-term debt                                      21,294         17,577         20,196         22,607         24,887
  Other liabilities                                   22,502         21,645         21,387         23,701         23,311
  Corporation-obligated mandatorily
   redeemable capital securities                      20,137         30,000         30,000         20,110              -
  Shareholders' equity                               217,657        228,049        223,284        210,869        207,678
                                                 -----------------------------------------------------------------------
      Total liabilities, corporation-obligated
       mandatorily redeemable capital
       securities and shareholders' equity       $ 2,772,807    $ 2,876,397    $ 2,849,746    $ 2,743,432    $ 2,617,498
                                                 =======================================================================
Loans charged off, net of recoveries             $     5,461    $     1,376    $       842    $     1,611    $     1,632
Non-performing assets, p.e.                           16,265         16,265         18,545         16,302         20,189

Share and Per Share Data:
  Basic wtd. avg. number of shares
   outstanding                                    15,610,254     15,639,784     15,694,514     15,553,496     15,553,496
  Basic earnings per share (Basic EPS)           $      1.95    $      0.56    $      0.48    $      0.46    $      0.45
  Diluted wtd. avg. number of
   shares outstanding                             15,833,538     15,902,314     15,920,056     15,756,090     15,751,670
  Diluted earnings per share (Diluted EPS)       $      1.93    $      0.55    $      0.48    $      0.45    $      0.45
  Tangible book value                                  12.84          12.84          12.54          11.71          11.05
  Cash dividends declared                               0.58          0.145          0.145          0.145          0.145
  Closing price at period end                          32.13          32.13          27.32          23.13          20.25
  Cash dividends declared as a % of net income         29.75%         25.79%         29.91%         32.02%         32.20%
Key Ratios:
  Return on average assets                              1.10%          1.21%          1.06%          1.04%          1.09%
  Return on average shareholders' equity               14.01          15.24          13.49          13.48          13.77
  Net interest margin, fte                              4.57           4.48           4.46           4.63           4.73
  Efficiency ratio                                     62.06          62.44          62.93          61.43          61.37
  Expense ratio                                         2.36           2.27           2.31           2.37           2.49
  As a % of risk-adjusted assets, p.e.:
    Total capital                                      11.83          11.83          12.08          11.72          10.43
    Tier 1 capital                                     10.63          10.63          10.87          10.55           9.22
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)                7.97           7.97           7.98           7.94           6.92
  Tangible shareholders' equity, to
   tangible assets, p.e.                                6.88           6.88           6.91           6.51           6.62
  Price / Basic EPS (last 4 reported quarters)          16.5           16.5           14.9           12.9           11.4
  Price / Diluted EPS (last 4 reported
   quarters)                                            16.7           16.7           14.9           13.0           11.5

                                                                                  1996
(Dollars in thousands, except share              -----------------------------------------------------------------------
  and per share data)                               YEAR             Q4             Q3             Q2             Q1
                                                 -----------------------------------------------------------------------
Statement of Income:
  Interest income                                $   190,008    $    50,246    $    49,175    $    47,454    $    43,133
  Interest expense                                    81,140         21,666         20,899         20,058         18,517
                                                 -----------------------------------------------------------------------
    Net interest income                              108,868         28,580         28,276         27,396         24,616
  Provision for loan losses                            5,600          1,500          1,500          1,300          1,300
                                                 -----------------------------------------------------------------------
    Net interest income after provision
     for loan losses                                 103,268         27,080         26,776         26,096         23,316
                                                 -----------------------------------------------------------------------
  Other operating income:
    Income from trust and investment
     management fees                                   7,835          1,750          2,084          2,005          1,996
    Service charges on deposit accounts                6,558          1,734          1,692          1,792          1,340
    Card product income                                3,029            938            764            728            599
    Loan servicing income                              2,752            695            716            662            679
    Gain on sale of mortgage servicing rights             93              6             79              8              -
    Net loan transactions                              1,629            413            257            358            601
    Net securities transactions                           31              7             21              -              3
      All other                                        3,376            961            844            903            668
                                                 -----------------------------------------------------------------------
        Total other operating income                  25,303          6,504          6,457          6,456          5,886
  Other operating expenses:
    Compensation & employee benefits                  44,095         11,015         11,335         11,199         10,546
    Net occupancy, equipment & software               13,854          3,929          3,238          3,468          3,219
    Data processing                                    4,584          1,156          1,111          1,209          1,108
    FDIC deposit insurance and other regulatory          461            129            134             99             99
    OREO and repossession                                471             96            267             78             30
    Amortization of goodwill                           4,652          1,305          1,297          1,319            731
    Capital securities                                     -              -              -              -
    All other                                         23,083          5,731          5,794          5,138          6,420
                                                 -----------------------------------------------------------------------
      Total other operating expenses                  91,200         23,361         23,176         22,510         22,153
                                                 -----------------------------------------------------------------------
Income before income tax expense                      37,371         10,223         10,057         10,042          7,049
Income tax expense                                    11,981          3,190          3,244          3,248          2,299
                                                 -----------------------------------------------------------------------
Net income                                       $    25,390    $     7,033    $     6,813    $     6,794    $     4,750
                                                 =======================================================================

Average Balances:
  Loans                                          $ 1,730,720    $ 1,838,093    $ 1,797,510    $ 1,746,552    $ 1,538,784
  Loans held for sale                                 14,834         12,010         14,497         15,668         17,196
  Securities available for sale                      444,717        484,765        465,591        438,687        389,157
  Investment securities                               42,493         35,846         40,151         45,703         48,371
  Money market investments                            14,503          1,631          9,835         18,522         28,216
                                                 -----------------------------------------------------------------------
      Total earning assets                         2,247,267      2,372,345      2,327,584      2,265,132      2,021,724
  Other assets                                       158,140        164,957        166,792        164,117        137,964
                                                 -----------------------------------------------------------------------
      Total assets                               $ 2,405,407    $ 2,537,302    $ 2,494,376    $ 2,429,249    $ 2,159,688
                                                 =======================================================================
  Non-interest-bearing deposits                  $   264,938    $   284,835    $   272,492    $   261,437    $   227,571
  Interest-bearing deposits                        1,724,068      1,779,766      1,788,238      1,768,600      1,558,369
                                                 -----------------------------------------------------------------------
      Total deposits                               1,989,006      2,064,601      2,060,730      2,030,037      1,785,940
  Short-term borrowed funds                          159,672        215,332        172,217        138,632        124,853
  Long-term debt                                      43,951         31,497         44,713         47,311         52,411
  Other liabilities                                   21,499         22,027         21,426         21,574         20,966
  Corporation-obligated mandatorily
   redeemable capital securities                           -              -              -              -              -
  Shareholders' equity                               191,279        203,845        195,290        191,695        175,518
                                                 -----------------------------------------------------------------------
      Total liabilities, corporation-obligated
       mandatorily redeemable capital
       securities and shareholders' equity       $ 2,405,407    $ 2,537,302    $ 2,494,376    $ 2,429,249    $ 2,159,688
                                                 =======================================================================
Loans charged off, net of recoveries             $     5,825    $     2,264    $     1,885    $       814    $       862
Non-performing assets, p.e.                           19,889         19,889         23,330         23,248         15,909
Share and Per Share Data:
  Basic wtd. avg. number of shares
   outstanding                                    15,320,424     15,553,496     15,558,948     15,576,296     14,587,772
  Basic earnings per share (Basic EPS)           $      1.66    $      0.45    $      0.44    $      0.44    $    0.33
  Diluted wtd. avg. number of
   shares outstanding                             15,469,382     15,731,408     15,700,676     15,714,292     14,727,422
  Diluted earnings per share (Diluted EPS)       $      1.64    $      0.45    $      0.43    $      0.43    $      0.32
  Tangible book value                                  10.90          10.90          10.37           9.95           9.69
  Cash dividends declared                               0.50          0.125          0.125          0.125          0.125
  Closing price at period end                          20.75          20.75          18.69          17.13          17.63
  Cash dividends declared as a % of net income         30.83%         27.81%         28.72%         28.80%         41.20%
Key Ratios:
  Return on average assets                              1.06%          1.10%          1.09%          1.12%          0.88%
  Return on average shareholders' equity               13.27          13.73          13.88          14.25          10.88
  Net interest margin, fte                              4.86           4.81           4.83           4.88           4.93
  Efficiency ratio                                     62.11          62.36          61.33          62.07          62.73
  Expense ratio                                         2.59           2.59           2.54           2.59           2.66
  As a % of risk-adjusted assets, p.e.:
    Total capital                                      10.35          10.35          10.45          10.37          10.32
    Tier 1 capital                                      9.11           9.11           9.19           9.12           9.07
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)                6.91           6.91           6.78           6.72           7.29
  Tangible shareholders' equity, to
   tangible assets, p.e.                                6.65           6.65           6.56           6.44           6.39
  Price / Basic EPS (last 4 reported quarters)          12.5           12.5           11.4           10.5           11.1
  Price / Diluted EPS (last 4 reported
   quarters)                                            12.7           12.7           11.6           10.6           11.2


Note: All share and per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.


Management's Statement of Responsibility

      The consolidated financial statements and related information in the 1997 Annual Report were prepared in conformity with generally accepted accounting principles. Management is responsible for the integrity and objectivity of the consolidated financial statements and related information. Accordingly, it maintains an extensive system of internal controls and accounting policies and procedures to provide reasonable assurance of the accountability and safeguarding of Company assets and of the accuracy of financial information. These procedures include management evaluations of asset quality and the impact of economic events, organizational arrangements that provide an appropriate division of responsibility, and a program of internal audits to evaluate independently the adequacy and application of financial and operating controls and compliance with Company policies and procedures.

      The responsibility of the Company's independent public accountants, KPMG Peat Marwick LLP, is limited to an expression of their opinion as to the fairness of the consolidated financial statements presented in all material respects. Their opinion is based on an audit conducted in accordance with generally accepted auditing standards as described in the second paragraph of their report.

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


William H. Chadwick
President & Chief Executive Officer


Thomas J. Pruitt
Executive Vice President & Chief Financial Officer


Neal E. Robinson
Senior Vice President & Treasurer


Independent Auditors' Report

The Shareholders Banknorth Group, Inc.

      We have audited the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banknorth Group, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

      As discussed in note 1 to the consolidated financial statements, effective January 1, 1996, the Company adopted the provisions of the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights", which requires entities to recognize as separate assets, the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. As discussed in note 1, the Company adopted the provisions of the FASB's SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which supersedes SFAS No. 122.

                                        /s/ KPMG PEAT MARWICK LLP

Albany, New York
January 23, 1998, except for note 15
 which is as of February 24, 1998


Consolidated Statements of Income


                                                           YEARS ENDED DECEMBER 31,
                                                       --------------------------------
                                                         1997        1996        1995
                                                       --------------------------------

(In thousands, except per share data)

Interest income:
  Interest and fees on loans                           $174,947    $158,734    $125,408
  Interest on money market investments                      418         806         562
  Interest on securities available for sale              41,103      27,460       9,255
  Interest on investment securities                       2,038       3,008      17,399
                                                       --------------------------------
    Total interest income                               218,506     190,008     152,624

Interest expense:
  Deposits                                               77,433      70,618      53,089
  Short-term borrowed funds                              20,477       7,913       9,017
  Long-term debt                                          1,414       2,609       5,874
                                                       --------------------------------
    Total interest expense                               99,324      81,140      67,980
                                                       --------------------------------

Net interest income                                     119,182     108,868      84,644
  Less: provision for loan losses                         7,662       5,600       4,375
                                                       --------------------------------
Net interest income after provision for loan losses     111,520     103,268      80,269
                                                       --------------------------------

Other operating income:
  Income from trust and investment management fees        8,636       7,835       7,426
  Service charges on deposit accounts                     8,026       6,558       5,081
  Card product income                                     3,145       3,029       2,789
  Loan servicing income                                   2,514       2,752       2,701
  Net loan transactions                                   1,215       1,629         568
  Net securities transactions                               258          31        (409)
  Other income                                            7,532       3,469       2,754
                                                       --------------------------------
    Total other operating income                         31,326      25,303      20,910

Other operating expenses:
  Compensation                                           38,445      35,823      28,316
  Employee benefits                                       8,409       8,272       6,489
  Net occupancy                                           7,880       7,193       5,487
  Equipment and software                                  7,162       6,661       5,519
  Data processing                                         4,972       4,584       4,629
  FDIC deposit insurance and other regulatory               795         461       2,062
  Other real estate owned and repossession                  964         471         520
  Legal and professional                                  3,433       3,589       2,723
  Printing and supplies                                   2,273       3,246       1,915
  Advertising and marketing                               2,404       2,748       2,029
  Communications                                          2,420       2,354       1,497
  Amortization of goodwill                                5,223       4,652         632
  Capital securities                                      2,104           -           -
  Other expenses                                         11,081      11,146       8,771
                                                       --------------------------------
    Total other operating expenses                       97,565      91,200      70,589
                                                       --------------------------------

Income before income tax expense                         45,281      37,371      30,590
Income tax expense                                       14,792      11,981       8,217
                                                       --------------------------------

Net income                                             $ 30,489    $ 25,390    $ 22,373
                                                       ================================

Basic earnings per share                               $   1.95    $   1.66    $   1.65
                                                       ================================

Diluted earnings per share                             $   1.93    $   1.64    $   1.64
                                                       ================================


Note: All per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.

See accompanying notes to consolidated financial statements.


Consolidated Balance Sheets


                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                        1997          1996
(In thousands, except share and per share data)
Assets
  Cash and due from banks                                            $   85,734    $   91,871
  Money market investments                                                   50           101
                                                                     ------------------------
    Cash and cash equivalents                                            85,784        91,972
                                                                     ------------------------

  Securities available for sale, at fair value                          710,308       531,269
  Loans held for sale                                                    24,958        12,106
  Investment securities                                                  23,972        34,194

  Loans                                                               1,960,629     1,848,232
  Less: allowance for loan losses                                        25,721        23,520
                                                                     ------------------------
    Net loans                                                         1,934,908     1,824,712
                                                                     ------------------------

  Accrued interest receivable                                            16,115        15,148
  Premises, equipment and software, net                                  29,446        29,448
  Other real estate owned and repossessed assets                          1,574           921
  Goodwill                                                               30,919        36,142
  Capitalized mortgage servicing rights                                   4,650         3,921
  Bank-owned life insurance                                              40,077             -
  Other assets                                                           20,266        21,490
                                                                     ------------------------
  Total assets                                                       $2,922,977    $2,601,323
                                                                     ========================

Liabilities, Corporation-Obligated Mandatorily Redeemable
 Capital Securities and Shareholders' Equity
  Deposits:
    Non-interest bearing                                             $  324,320    $  287,598
    NOW accounts & money market savings                                 895,682       773,870
    Regular savings                                                     185,453       215,364
    Time deposits $100 thousand and greater                             103,998        91,245
    Time deposits under $100 thousand                                   690,367       697,987
                                                                     ------------------------
      Total deposits                                                  2,199,820     2,066,064
                                                                     ------------------------

  Short-term borrowed funds:
    Federal funds purchased                                                 700        23,305
    Securities sold under agreements to repurchase                      139,347        16,484
    Borrowings from U.S. Treasury                                        19,730        11,672
    Borrowings from Federal Home Loan Bank of Boston                    263,000       129,000
                                                                     ------------------------
      Total short-term borrowed funds                                   422,777       280,461
                                                                     ------------------------

  Long-term debt:
    Federal Home Loan Bank of Boston term notes                           6,139        12,923
    Bank term loan                                                       10,400        13,000
                                                                     ------------------------
      Total long-term debt                                               16,539        25,923
                                                                     ------------------------

  Accrued interest payable                                                4,721         3,914
  Other liabilities                                                      19,248        18,224
                                                                     ------------------------
  Total liabilities                                                   2,663,105     2,394,586
                                                                     ------------------------

  Corporation-obligated mandatorily redeemable capital securities        30,000             -

  Shareholders' equity
    Common stock, $1.00 par value; authorized 20,000,000 shares;
     issued 15,653,296 shares as of December 31, 1997
     and 7,826,648 shares as of December 31, 1996                        15,653         7,827
    Surplus                                                              83,770        87,410
    Retained earnings                                                   134,486       115,130
    Unamortized employee restricted stock                                (1,550)       (1,153)
    Net unrealized gains (losses) on securities available for
     sale, net of tax                                                     2,311        (2,477)
    Less: Common stock in treasury, at cost:
     1997-154,000 shares                                                 (4,798)            -
                                                                     ------------------------
  Total shareholders' equity                                            229,872       206,737
                                                                     ------------------------
  Total liabilities, corporation-obligated mandatorily redeemable
   capital securities and shareholders' equity                       $2,922,977    $2,601,323
                                                                     ========================

See accompanying notes to consolidated financial statements.


Consolidated Statements of Changes in Shareholders' Equity


                                                                                                 NET
                                                                                              UNREALIZED
                                                                            UNAMORTIZED     GAINS (LOSSES)
                                                                             EMPLOYEE       ON SECURITIES
                                             COMMON              RETAINED   RESTRICTED    AVAILABLE FOR SALE,   TREASURY
                                              STOCK    SURPLUS   EARNINGS     STOCK           NET OF TAX         STOCK       TOTAL
                                             --------------------------------------------------------------------------------------
(In thousands, except for per share amounts)
Balance, December 31, 1994                   $ 6,804   $55,473   $ 82,176    $  (394)           $(8,495)        $     -    $135,564
                                             --------------------------------------------------------------------------------------
Net income                                         -         -     22,373          -                  -               -      22,373
Adjustment of securities available for sale
 to fair value, net of tax                         -         -          -          -              4,620               -       4,620
Adjustment of securities available for sale
 transferred to the investment portfolio,
 net of tax                                        -         -          -          -              3,904               -       3,904
Cash dividends $ .46 per share                     -         -     (6,260)         -                  -               -      (6,260)
Issuance of employee restricted stock              -         -          -       (361)                 -               -        (361)
Amortization of employee restricted stock          -       550                  (143)                 -               -         407
Exercise of employee stock options                 -         -       (311)         -                  -               -        (311)
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1995                   $ 6,804   $56,023   $ 97,978    $  (898)           $    29         $     -    $159,936
                                             --------------------------------------------------------------------------------------
Net income                                         -         -     25,390          -                  -               -      25,390
Issuance of common stock, net of
 expenses                                      1,023    31,193          -          -                  -               -      32,216
Adjustment of securities available for sale
 to fair value, net of tax                         -         -          -          -             (2,506)              -      (2,506)
Cash dividends $ .50 per share                     -         -     (7,827)         -                  -               -      (7,827)
Issuance of employee restricted stock              -         -          -       (371)                 -               -        (371)
Amortization of employee restricted stock          -       194          -        116                  -               -         310
Exercise of employee stock options                 -         -       (411)         -                  -               -        (411)
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1996                   $ 7,827   $87,410   $115,130    $(1,153)           $(2,477)        $     -    $206,737
                                             --------------------------------------------------------------------------------------
Net income                                         -         -     30,489          -                  -               -      30,489
Adjustment of securities available for sale
 to fair value, net of tax                         -         -          -          -              4,788               -       4,788
Cash dividends $ .58 per share                     -         -     (9,069)         -                  -               -      (9,069)
Issuance of employee restricted stock              -         -          -       (315)                 -               -        (315)
Amortization of employee restricted stock          -       851          -        (82)                 -               -         769
Issuance of restricted stock units under
 directors' deferred compensation plan,
 net                                               -     3,335         (4)         -                  -               -       3,331
Exercise of employee stock options                 -         -     (2,060)         -                  -               -      (2,060)
Purchase of treasury stock                         -         -          -          -                  -          (4,798)     (4,798)
Two-for-one stock split                        7,826    (7,826)         -          -                  -               -           -
                                             --------------------------------------------------------------------------------------
Balance, December 31, 1997                   $15,653   $83,770   $134,486    $(1,550)           $ 2,311         $(4,798)   $229,872
                                             ======================================================================================


Note: All per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.

See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows


                                                                      YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
(In thousands)                                                    1997         1996         1995
                                                                -----------------------------------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                    $  30,489    $  25,390    $  22,373

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of premises, equipment
   and software                                                     4,832        4,286        4,198
  Amortization of goodwill                                          5,223        4,652          632
  Net amortization of securities available for sale                 3,387        2,986          648
  Net amortization (accretion) of investment securities              (338)        (399)         719
  Provision for loan losses                                         7,662        5,600        4,375
  Adjustment of other real estate owned to estimated
   fair value                                                         294          176          241
  Provision for deferred tax expense (benefit)                       (714)       1,420         (181)
  Amortization of employee restricted stock, net                      769          310          407
  Exercise of employee stock options, net                          (2,060)        (411)        (311)
  Net securities transactions                                        (258)         (31)         409
  Net gain on sale of other real estate owned and
   repossessed assets                                                (208)        (598)        (835)
  Proceeds from sale of loans held for sale                       121,756      168,773      135,750
  Originations and purchases of loans held for resale            (132,472)    (160,032)    (140,331)
  Net gain on sale of loans held for sale                          (1,215)      (1,629)        (568)
  Gain on sale of mortgage servicing rights                          (921)         (93)           -
  Increase in interest receivable                                    (967)      (1,719)        (120)
  Increase (decrease) in interest payable                             807         (426)        (664)
  Increase in other assets and other intangibles                   (1,303)      (8,076)      (4,831)
  Increase (decrease) in other liabilities                          4,355        4,703         (199)
                                                                -----------------------------------
    Total adjustments                                               8,629       19,492         (661)
                                                                -----------------------------------
    Net cash provided by operating activities                      39,118       44,882       21,712
                                                                -----------------------------------

Cash flows from investing activities:
  Net cash provided by acquisition                                      -      124,141            -
  Proceeds from maturity and call of securities
   available for sale                                             109,472      185,605      110,008
  Proceeds from maturity and call of investment securities         10,598       15,938       76,125
  Proceeds from sale of securities available for sale               5,438       22,725       38,074
  Purchase of securities available for sale                      (289,756)    (387,368)    (185,567)
  Purchase of investment securities                                     -          (10)        (533)
  Proceeds from sale of OREO and repossessed assets                 2,675        3,424        2,742
  Payments received on OREO and repossessed assets                      -           33          331
  Loans purchased                                                 (37,456)     (38,189)      (3,010)
  Net increase in originated loans                                (83,816)     (69,010)     (58,762)
  Capital expenditures                                             (4,967)      (4,933)      (3,847)
  Purchase of bank-owned life insurance                           (40,000)           -            -
                                                                -----------------------------------
    Net cash used in  investing activities                       (327,812)    (147,644)     (24,439)
                                                                -----------------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                             133,756      (53,219)     117,302
  Net increase (decrease) in short-term borrowed funds            142,316      164,248      (38,933)
  Issuance of common stock, net of expenses                             -       32,216            -
  Purchase of treasury stock                                       (4,798)           -            -
  Issuance of corporation-obligated mandatorily redeemable
   capital securities                                              30,000            -            -
  Issuance of long-term debt                                          350            -            -
  Payments on long-term debt                                       (9,734)     (30,074)     (65,592)
  Issuance of restricted stock awards                                (315)        (371)        (361)
  Dividends paid                                                   (9,069)      (7,827)      (6,260)
                                                                -----------------------------------
    Net cash provided by financing activities                     282,506      104,973        6,156
                                                                -----------------------------------
Net increase (decrease) in cash and cash equivalents               (6,188)       2,211        3,429
                                                                -----------------------------------
Cash and cash equivalents at beginning of year                     91,972       89,761       86,332
                                                                -----------------------------------
Cash and cash equivalents at end of year                        $  85,784    $  91,972    $  89,761
                                                                ===================================

Additional disclosure relative to statement of cash flows:
  Interest paid                                                 $  98,517    $  81,140    $  68,644
                                                                ===================================
  Taxes paid                                                    $  11,918    $  15,539    $   8,057
                                                                ===================================

Supplemental schedule of non-cash investing
 and financing activities:
  Net transfer of loans to OREO and repossessed assets          $   3,414    $   2,787    $   3,073
  Adjustment to securities available for sale to fair value,
   net of tax                                                       4,788       (2,506)       4,620
  Investments held to maturity transferred to securities
   available for sale                                                   -            -      197,103
  Adjustment to securities available for sale transferred to
   investment portfolio to fair value, net of tax                       -            -        3,904
  Issuance of restricted stock units under directors' deferred
   compensation plan, net                                           3,331            -            -

  Fair value of assets acquired in acquisition                          -      405,741            -
  Fair value of liabilities assumed                                     -      560,340            -


See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

      The accounting and reporting policies of Banknorth Group, Inc., a Delaware Corporation, (the "Parent Company"), and its subsidiaries conform, in all material respects, to generally accepted accounting principles and to general practices within the banking industry. Collectively, the Parent Company and its subsidiaries are referred to herein as "Banknorth", "Company" or "Corporation".

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

BASIS OF PRESENTATION

      The accompanying consolidated financial statements include the accounts of Banknorth and its subsidiaries. All material intercompany accounts and transactions have been eliminated. Amounts in the prior years' consolidated financial statements are reclassified whenever necessary to conform with the current year's presentation.

CASH AND CASH EQUIVALENTS

      Banknorth includes cash, due from banks, and money market investments as Cash and Cash Equivalents for the consolidated statements of cash flows.

SECURITIES

      Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. The Company did not maintain a trading portfolio through December 31, 1997. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value, with the net unrealized gains or losses reported, net of income taxes, as a separate component of shareholders' equity. Non-marketable equity securities are carried at cost. Gains or losses on disposition of all securities are based on the adjusted cost of the specific security sold. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on the effective interest method.

      Unrealized losses on securities which reflect a decline in value which is other than temporary, if any, are charged to income and reported under the caption "Net securities transactions" in the consolidated financial statements.

LOANS

      Loans are carried at the principal amount outstanding net of unearned income and unamortized loan fees and costs. Nonrefundable loan origination and commitment fees and direct costs associated with originating or acquiring loans are deferred. The net deferred amount is amortized as an adjustment to the related loan yield over the contractual life of the related loans.

      Non-performing loans include non-accrual loans, loans restructured in troubled debt restructurings (restructured loans) and loans which are 90 days or more past due and still accruing interest. Generally, loans are placed on non-accrual status, either due to the delinquency status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent. Except in the case of installment loans, which are generally charged off when loan principal and/or interest payments are 120 days overdue, loans are generally placed on non-accrual status when principal and/or interest is 90 days overdue. When a loan is placed on non-accrual status, all interest previously accrued in the current year but not collected is reversed against current year interest income. When the principal is contractually current, interest and fee income is earned on a cash basis. If ultimate repayment of principal is not expected or management judges it to be prudent, any payment received on a non-accrual loan is applied to principal until ultimate repayment becomes expected. Loans are removed from non-accrual status when they become current as to principal and interest and demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest.

      The Company identifies impaired loans and measures the impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." A loan is considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, or the loan is restructured in a troubled debt restructuring subsequent to January 1, 1995. These Statements prescribe recognition criteria for loan impairment, generally related to commercial type loans and measurement methods for impaired loans. Impaired loans are included in non-performing loans, generally as non-accrual commercial type loans, commercial type loans past due 90 days or more and still accruing interest, and all loans restructured in a troubled debt restructuring subsequent to January 1, 1995.

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

ALLOWANCE FOR LOAN LOSSES

      The allowance for loan losses is maintained at a level estimated by management to provide adequately for losses inherent in the loan portfolio. The quality and collectibility of the loans are reviewed monthly and graded by the applicable subsidiary loan officers. A continuous review of loan quality and accuracy of grading is conducted independently by the Company's loan review function. The adequacy of the allowance is monitored monthly and is based on the grading and continuing review of individual loans, the present and expected level of non-performing loans, delinquency levels, past loss experience and economic conditions which may affect the borrowers' ability to repay their loans. As a result of the test of adequacy, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses.

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

MORTGAGE BANKING

      Loan servicing revenues and expenses are recognized when service fees are earned and expenses are incurred. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Such gains or losses are increased or decreased by the amount of related mortgage servicing rights. Net deferred origination fees and costs are recognized at the time of sale in the gain or loss determination. The mortgage loans serviced for unrelated third parties are not included in these consolidated financial statements as they are not assets of the Company. Mortgage loans held for sale are stated at the lower of aggregate cost or aggregate fair value as determined by outstanding commitments from investors or current market prices for loans with no sale commitments.

      The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" in 1996. Effective January 1, 1997, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", superseded SFAS No. 122 and was adopted by the Company. SFAS No. 125 requires that entities recognize as separate assets, the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, SFAS No. 125 requires that the capitalized mortgage servicing rights be assessed for impairment based on the fair value of those rights, and that impairment, if any, be recognized through a valuation allowance.

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

      SFAS No. 125 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on its relative fair value. To determine the fair value of mortgage servicing rights, the Company uses a valuation model that calculates the present value of future net servicing income. In using this valuation method, the Company incorporates assumptions that they believe market participants would use in estimating future net servicing income, which include estimates of the cost of servicing, the discount rate, mortgage escrow earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

      SFAS No. 125 requires enterprises to measure the impairment of servicing rights based on the difference between the carrying amount and current estimated fair value of the servicing rights. In determining impairment, the Company aggregates all mortgage servicing rights, and stratifies them based on the predominant risk characteristics of loan type and interest rate. A valuation allowance is established for any excess of amortized cost over the current fair value, by risk stratification, by a charge to income. At December 31, 1997 and 1996, no allowance for impairment in the Company's capitalized mortgage servicing rights was necessary.

PREMISES, EQUIPMENT AND SOFTWARE

      Premises, equipment and software are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on straight-line and various accelerated methods over the estimated useful lives of the assets ranging from 3 years to 40 years. Leasehold improvements are amortized over the shorter of the terms of the related leases or the useful lives of the assets.

OTHER REAL ESTATE OWNED AND REPOSSESSED ASSETS

      Other real estate owned includes both formally foreclosed and in-substance foreclosed real properties. In-substance foreclosed properties are those properties which the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place.

      Other real estate owned is recorded at the lower of the fair value of the asset acquired less estimated costs to sell or "cost" (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan value over the fair market value of the asset received, less estimated cost to sell, is charged to the allowance for loan losses. Subsequent declines in the value of such assets and net operating expenses of such assets are charged directly to other operating expenses.

GOODWILL

      Goodwill represents the excess of purchase price over the fair value of net assets acquired for transactions accounted for using purchase accounting. The goodwill is being amortized using the straight-line method over the estimated period of benefit, not to exceed fifteen years. Accumulated amortization on goodwill amounted to $10.6 million and $5.4 million as December 31, 1997 and December 31, 1996, respectively.

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

STOCK-BASED COMPENSATION

      The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

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

PER SHARE AMOUNTS

      On December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). This Statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and specifies additional disclosure requirements.

      Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Issuable shares (such as those related to the directors' restricted stock units), and returnable shares (such as restricted stock awards) are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions have been satisfied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). All prior-period EPS data has been restated to conform to the provisions of this Statement. The adoption of this Statement did not have a material effect on the Company's financial position or results of operations.

      All per share data has been restated for the 2-for-1 stock split declared by the Company on February 24, 1998.

INTEREST-RELATED CONTRACTS

      Banknorth uses a variety of off-balance sheet investment products as part of its interest rate risk management strategy. The instruments most frequently used are interest rate swap and floor contracts. These contracts are designated and are effective as hedges of existing risk positions. These instruments are used to modify the repricing or maturity characteristics of specified assets or liabilities, are linked to the related assets or liabilities being managed. The fair value and the changes in the fair value of the derivative are not included in the consolidated financial statements. The net interest income or expense associated with such derivatives is accrued and recognized as an adjustment to the interest income or interest expense of the asset or liability being managed. The related interest receivable or payable from such contracts is recorded in accrued interest receivable or payable on the consolidated balance sheet. Premiums paid are amortized as an adjustment to the interest income or interest expense of the asset or liability being managed. Realized gains and losses, if any, resulting from early termination are deferred as an adjustment to the carrying value of the hedged item and recognized as an adjustment to the yield of the hedged item for the remaining life of the original swap and floor agreement.

OTHER FINANCIAL INSTRUMENTS

      The Company is a party to certain financial instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit, letters of credit, standby letters of credit, as well as certain mortgage loans sold to investors with recourse. The Company's policy is to record such instruments when funded.

TRANSFER AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES

      In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and superseded SFAS No. 122, which is discussed above. Certain aspects of SFAS No. 125 were amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provision of SFAS No. 125." The adoption of SFAS No. 125, as amended, did not have a material impact on the Company's consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income ". SFAS No. 130 establishes standards for reporting and displaying of comprehensive income. SFAS No. 130 states that comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. This statement is effective for fiscal years beginning after December 15, 1997. Management will provide the required information for inclusion in 1998 consolidated financial statements.

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information ." SFAS No. 131 establishes standards for reporting by public companies about operating segments of their business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for periods beginning after December 15, 1997. Management anticipates developing the required information for inclusion in the 1998 annual consolidated financial statements of Banknorth Group, Inc., however, it is not expected that this Statement will significantly effect to Company's reporting requirements.

2.    Acquisitions

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

      To complete the transaction, Banknorth issued 2,044,446 shares (1,022,223 shares immediately prior to the split) of common stock in February 1996. The net proceeds of $32.2 million were used to provide a portion of the initial capital of First Massachusetts and to help offset the reduction in the Company's regulatory capital ratios resulting from the acquisition.

3.    Securities Available for Sale

      The amortized cost and estimated fair values of the securities available for sale are as follows:


                                                      AT DECEMBER 31, 1997
                                       --------------------------------------------------
                                                       GROSS         GROSS      ESTIMATED
                                       AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                          COST         GAINS        LOSSES        VALUE
                                       --------------------------------------------------
(In thousands)
U.S. Treasuries and Agencies           $141,245       $  894        $  276      $141,863
States and political subdivisions         5,251          112             -         5,363
Mortgage-backed securities              320,473        2,844         1,673       321,644
Corporate debt securities               200,710        1,852           176       202,386
                                       -------------------------------------------------
Total debt securities                   667,679        5,702         2,125       671,256
Equity securities                        39,044            8             -        39,052
                                       -------------------------------------------------
Total securities available for sale    $706,723       $5,710        $2,125      $710,308
                                       =================================================

                                                      AT DECEMBER 31, 1996
                                       --------------------------------------------------
                                                       GROSS         GROSS      ESTIMATED
                                       AMORTIZED    UNREALIZED    UNREALIZED       FAIR
                                          COST         GAINS        LOSSES        VALUE
                                       --------------------------------------------------
(In thousands)
U.S. Treasuries and Agencies           $111,774       $  213        $  956      $111,031
States and political subdivisions         2,361           15             1         2,375
Mortgage-backed securities              272,433          914         3,777       269,570
Corporate debt securities               121,384          210           610       120,984
                                       -------------------------------------------------
Total debt securities                   507,952        1,352         5,344       503,960
Equity securities                        27,128          181             -        27,309
                                       -------------------------------------------------
Total securities available for sale    $535,080       $1,533        $5,344      $531,269
                                       =================================================

      Included in equity securities are certain non-marketable equity securities amounting to $39.0 million and $27.0 million at December 31, 1997, and 1996 respectively, consisting of Federal Home Loan Bank of Boston and Federal Reserve Bank of Boston equity securities. Both investments are required for membership. Non-marketable equity securities are carried at cost.
      The following table sets forth information with regard to contractual maturities of debt securities available for sale as of December 31, 1997:


                                                         ESTIMATED
                                            AMORTIZED       FAIR
TOTAL DEBT SECURITIES                          COST        VALUE
                                            ----------------------
(In thousands)
Within one year                             $ 39,399     $ 39,272
From one to five years                       228,636      228,387
From five to ten years                       148,133      149,610
After ten years                              251,511      253,987
                                            ---------------------
Total debt securities available for sale    $667,679     $671,256
                                            =====================


      Actual maturities may differ from contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

      The following table sets forth information with regard to sales transactions of securities available for sale:


                                         FOR THE YEARS ENDED
                                             DECEMBER 31,
                                    ----------------------------
                                     1997      1996       1995
(In thousands)
Proceeds from sales                 $5,438    $22,725    $38,074
Gross realized gains from sales     $  253    $    12    $   122
Gross realized losses from sales    $   32    $    25    $   531


      Securities available for sale with an amortized cost of approximately $271.8 million and $241.7 million at December 31, 1997, and 1996, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required by law.

4.    Investment Securities

      The amortized cost and estimated fair values of the investment securities portfolio are as follows:


                                                    AT DECEMBER 31, 1997
                                     --------------------------------------------------
                                                     GROSS        GROSS       ESTIMATED
                                     AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                        COST         GAINS        LOSSES       VALUE
                                     --------------------------------------------------
(In thousands)
U.S. Treasuries and Agencies          $ 7,505        $ 83          $ -        $ 7,588
States and political subdivisions         781          31            -            812
Mortgage-backed securities             15,676         198           38         15,836
Corporate debt securities                  10           -            -             10
                                      -----------------------------------------------
Total investment securities           $23,972        $312          $38        $24,246
                                      ===============================================

                                                    AT DECEMBER 31, 1996
                                     --------------------------------------------------
                                                     GROSS        GROSS       ESTIMATED
                                     AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                        COST         GAINS        LOSSES       VALUE
                                     --------------------------------------------------
(In thousands)
U.S. Treasuries and Agencies          $13,181        $181          $ 4        $13,358
States and political subdivisions       1,135          40            -          1,175
Mortgage-backed securities             19,868         253           20         20,101
Corporate debt securities                  10           -            -             10
                                      -----------------------------------------------
Total investment securities           $34,194        $474          $24        $34,644
                                      ===============================================


      The following table sets forth information with regard to contractual maturities of debt securities as of December 31, 1997:


                                       ESTIMATED
                          AMORTIZED       FAIR
TOTAL DEBT SECURITIES        COST        VALUE
                          ----------------------
(In thousands)
Within one year            $12,747      $12,733
From one to five years       9,707        9,872
From five to ten years       1,239        1,345
After ten years                279          296
                           --------------------
Total debt securities      $23,972      $24,246
                           ====================


      Actual maturities may differ from contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

      There were no sales of investment securities in 1997, 1996 or 1995. During 1997 and 1996, certain investment securities were called resulting in gains of $37 thousand and $44 thousand, respectively. Investment securities with an amortized cost of approximately $6.2 million and $11.5 million at December 31, 1997 and December 31, 1996, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required by law.

5.    Loans and Allowance for Loan Losses

      A summary of loans by category is as follows:


                                                           AT DECEMBER 31,
                                                      ------------------------
                                                         1997          1996
                                                      ------------------------
(In thousands)
Commercial, financial and agricultural,
 net of unamortized loan fees of $582 thousand
 in 1997 and $402 thousand in 1996                    $  332,385    $  300,730
Real estate, net of unamortized loan costs of
 $490 thousand in 1997 and $244 thousand in 1996:
  Residential                                            773,429       737,261
  Commercial                                             563,800       531,364
  Construction and land development                       36,276        29,364
                                                      ------------------------
    Total real estate                                  1,373,505     1,297,989
                                                      ------------------------
Credit card receivables                                   25,669        24,563
Lease receivable, net of unearned discount of
 $10.7 million in 1997 and $10.2 million in 1996          76,302        70,396
Other installment, including deferred costs of
 $2.5 million in 1997 and $3.0 million in 1996           152,768       154,554
                                                      ------------------------
    Total installment                                    254,739       249,513
                                                      ------------------------
      Total loans                                      1,960,629     1,848,232
    Less: allowance for loan losses                       25,721        23,520
                                                      ------------------------
Net loans                                             $1,934,908    $1,824,712
                                                      ========================


      At December 31, 1997 and 1996, loans to executive officers, directors and to associates of such persons aggregated $32.8 million and $46.7 million, respectively. During 1997, new loans of $28.9 million were made, and repayment of loans totaled $36.8 million. In the opinion of management, such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

      Banknorth primarily grants loans throughout the States of Vermont, Massachusetts and New Hampshire. Although the loan portfolio is diversified, a substantial portion of its debtors' ability to repay is dependent upon the economic conditions existing in these States. Adverse trends in the real estate market in the States of Vermont, Massachusetts or New Hampshire could also negatively affect the Company's collateral position.

      As of December 31, 1997 and 1996, one to four family first mortgage loans with an approximate book value of $358.9 million and $189.2 million, respectively, were pledged to secure borrowings from the Federal Home Loan Bank of Boston.

NON-PERFORMING LOANS:

      The following table sets forth the information with regard to non-performing loans:


                                               AT DECEMBER 31,
                                        -----------------------------
                                         1997       1996       1995
                                        -----------------------------
(In thousands)
Loans in non-accrual status             $13,338    $16,993    $12,369
Loans contractually past due 90 days
 or more and still accruing interest      1,311      1,210      1,174
Restructured loans                           42        765        428
                                        -----------------------------
    Total non-performing loans          $14,691    $18,968    $13,971
                                        =============================


      Accumulated interest on non-performing loans of $1.0 million, $772 thousand, and $774 thousand, was not recognized as income in 1997, 1996, and 1995, respectively. Approximately $913 thousand, $1.0 million, and $913 thousand of interest on non-performing loans was collected and recognized as income in 1997, 1996, and 1995, respectively.

      Transactions in the allowance for loan losses are summarized as follows:


                                                    FOR THE YEARS ENDED
                                              -------------------------------
                                                1997        1996       1995
                                              -------------------------------
(In thousands)
Balance at beginning of year                  $ 23,520    $ 22,095    $21,437
Allowance related to acquisition                     -       1,650          -
Provision for loan losses                        7,662       5,600      4,375
Loans charged off                              (10,150)    (10,326)    (9,161)
Recoveries on loans previously charged off       4,689       4,501      5,444
                                              -------------------------------
Balance at end of year                        $ 25,721    $ 23,520    $22,095
                                              ===============================

      Impaired loans are included in non-performing loans, generally as non-accrual commercial type loans, commercial type loans past due 90 days or more and still accruing interest and all loans restructured in troubled debt restructurings subsequent to the adoption of SFAS No. 114. As of December 31, 1997 and 1996, $42 thousand and $765 thousand, respectively, of restructured loans were considered to be impaired.

      At December 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $6.0 million and $8.6 million, respectively, for which the related allowance for loan losses is $962 thousand and $1.9 million, respectively. As of December 31, 1997 and 1996, there were no impaired loans which did not have an allowance for loan losses determined in accordance with SFAS No. 114. The average recorded investment in impaired loans during the years ended December 31, 1997, 1996 and 1995, was approximately $7.2 million, $8.7 million, and $10.2 million, respectively. During 1997, the Company recognized interest income on those impaired loans of $515 thousand, which included $492 thousand of interest income recognized using the cash basis method of income recognition. During 1996, the Company recognized interest income on those impaired loans of $492 thousand, which included $488 thousand of interest income recognized using the cash basis method of income recognition. During 1995, the Company recognized interest income on those impaired loans of $250 thousand, which included $228 thousand of interest income recognized using the cash basis method of income recognition.

6.    Mortgage Servicing Rights

      The following table is a summary of activity for mortgage servicing rights purchased ("Purchased"), originated ("Originated") and excess servicing fees receivable ("Excess") for the years ended December 31, 1997 and 1996:


(In thousands)                  PURCHASED    ORIGINATED    EXCESS     TOTAL
                                --------------------------------------------

Balance at January 1, 1996        $3,311       $    -       $169     $ 3,480
Additions                            520          869         14       1,403
Amortization                        (848)         (81)       (33)       (962)
                                  ------------------------------------------
Balance at December 31, 1996      $2,983       $  788       $150     $ 3,921
Additions                          1,837          647          6       2,490
Amortization                        (885)        (167)       (14)     (1,066)
Sale of servicing                   (681)           -        (14)       (695)
                                  ------------------------------------------
Balance at December 31, 1997      $3,254       $1,268       $128     $ 4,650
                                  ==========================================

      The result of the adoption of the new mortgage servicing rights accounting requirements in the first quarter of 1996 was to capitalize $869 thousand in mortgage servicing rights and increase the gains or decrease the losses on the sale of these loans originated in the year ended December 31, 1996. The estimated fair value of the Company's capitalized mortgage servicing rights was $5.6 million at both December 31, 1997 and 1996.

      The mortgage servicing rights as of December 31, 1997 and 1996 relate to approximately $572.7 million and $537.5 million, respectively, of mortgage loans serviced for third parties. In addition, as of December 31, 1997 and 1996, the Company services approximately $328.7 million and $469.7 million, respectively, of mortgage loans for third parties for which there is no capitalized servicing asset on the Company's consolidated financial statements.

7.    Premises, Equipment and Software

      A summary of premises, equipment and software is as follows:


                                                    AT DECEMBER 31,
                                                   ------------------
(In thousands)                                      1997       1996
                                                   ------------------
Land and land improvements                         $ 3,566    $ 3,566
Buildings and improvements                          32,309     31,428
Equipment, fixtures, and software                   33,206     36,737
                                                   ------------------
  Total                                             69,081     71,731
Less: accumulated depreciation and amortization     39,635     42,283
                                                   ------------------
Premises, equipment, and software, net             $29,446    $29,448
                                                   ==================

      Depreciation and amortization expense was approximately $4.8 million, $4.3 million, and $4.2 million for the years ended December 31, 1997, 1996, and 1995, respectively.

      Certain premises, equipment and software are leased under non-cancelable operating leases expiring periodically through the year 2027. Some of these leases contain one or more renewal options. Current non-cancelable operating leases generally require payment of real estate taxes and/or property maintenance fees in excess of specified minimum rental payments.

      Rental expense for premises, equipment and software was approximately $3.3 million, $2.9 million, and $1.7 million in 1997, 1996 and 1995, respectively. Required minimum annual rental payments on non-cancelable operating leases with original terms of one year or more consisted of the following at December 31, 1997:


      (In thousands)
           1998          $ 2,679
           1999            1,879
           2000            1,495
           2001            1,269
           2002            1,121
           Thereafter      4,823
                         -------
           Total         $13,266
                         =======


8.    Other Real Estate Owned and Repossessed Assets

      Other real estate owned (OREO) and repossessed assets consist of the following:


                                      AT DECEMBER 31,
                                      ---------------
(In thousands)                        1997       1996
                                      ---------------
Other real estate owned
  Commercial                          $  368     $308
  Condominium                              -       13
  Land                                   230       37
  Single family residential              476      563
                                      ---------------
Total other real estate owned          1,074      921
                                      ---------------
Non real estate repossessed assets       500        -
                                      ---------------
  Total                               $1,574     $921
                                      ===============

9.    Deposits

      The approximate amount of contractual maturities of time deposits for the years subsequent to December 31, 1997, is as follows:


      (In thousands)
           1998                   $601,553
           1999                    151,596
           2000                     23,859
           2001                     11,888
           2002                      5,008
           Thereafter                  461
                                  --------
           Total time deposits    $794,365
                                  ========

10. Short-Term Borrowed Funds

      As of December 31, 1997 and 1996, the Company had unused lines of credit amounting to approximately $136.8 million and $96.8 million, respectively, which are available primarily for overnight purchases of Federal funds from correspondent banks primarily on an as-available basis. Interest rates on Federal funds borrowings are determined by the federal funds market. In addition, as of December 31, 1997 and 1996, the Company had unused lines of credit with the Federal Home Loan Bank of Boston amounting to $214.9 million, and $317.3 million, respectively. Interest rates on Federal Home Loan Bank borrowings, determined by the Federal Home Loan Bank, are generally priced above the Federal funds rate for overnight borrowings.

      The Company enters into sales of securities under short-term, usually overnight, fixed coupon, repurchase agreements. Such agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities on the Company's consolidated balance sheets. During the period of such agreements, the underlying securities are transferred to a third party custodian's account that explicitly recognizes the Company's interest in the securities.

      The following table presents the detail of Banknorth's short-term borrowed funds and weighted average interest rates thereon for each of the last three years:


                                                            SECURITIES
                                                FEDERAL     SOLD UNDER       BORROWINGS     BORROWINGS
                                                 FUNDS    AGREEMENTS TO         FROM         FROM FHLB
(Dollars in thousands)                         PURCHASED    REPURCHASE     U.S. TREASURY     OF BOSTON
                                               -------------------------------------------------------
1997:
Ending balance                                 $   700      $139,347          $19,730        $263,000
Average amount outstanding                       7,441       137,961           10,046         226,720
Maximum amount outstanding at any month end     33,000       178,831           23,329         305,000
Weighted average interest:
  During year                                     5.89%         4.67%            5.20%           5.69%
  End of year                                     6.63          4.23             5.27            5.80
1996:
Ending balance                                 $23,305      $116,484          $11,672        $129,000
Average amount outstanding                       5,368       106,918            7,730          39,656
Maximum amount outstanding at any month end     27,700       117,214           22,531         129,000
Weighted average interest:
  During year                                     5.78%         4.66%            5.10%           5.61%
  End of year                                     7.74          4.48             5.16            5.47
1995:
Ending balance                                 $     -      $ 95,472          $ 8,241        $ 12,500
Average amount outstanding                       4,274        98,586            8,486          52,664
Maximum amount outstanding at any month end     25,300       111,382           21,059          72,500
Weighted average interest:
  During year                                     6.33%         5.07%            5.61%           6.22%
  End of year                                        -          5.04             5.16            6.18


11. Long-Term Debt

      Long-term debt consists of secured term loans from the Federal Home Loan Bank of Boston in the amounts of $6.1 million and $12.9 million at December 31, 1997 and 1996, respectively, and $10.4 million and $13.0 million of unsecured debt from a third party financial institution at December 31, 1997 and 1996, respectively.

      The following table sets forth the final maturities, outstanding balances and weighted average interest rates of the long-term debt at December 31, 1997:


                                            FIXED                     VARIABLE
                               FIXED       WEIGHTED     VARIABLE      WEIGHTED
                               RATE        AVERAGE        RATE        AVERAGE
MATURITY                    OUTSTANDING    INTEREST    OUTSTANDING    INTEREST
  DATE                        BALANCE        RATE        BALANCE        RATE
------------------------------------------------------------------------------
(Dollars in thousands)
1998                          $3,614        4.79%              -           -
1999                             342        6.81               -           -
2000                               -           -               -           -
2001                             246        5.67         $10,400        7.57%
2002                              10        7.79               -           -
2003-2013                      1,927        7.26               -           -
                              ------                     -------
Total                         $6,139                     $10,400
                              ======                     =======

      The interest rate on the variable rate long-term note is tied to LIBOR. The borrowings from Federal Home Loan Bank of Boston are secured by mortgage loans held in the Company's loan portfolios and certain securities not pledged elsewhere.

12. Income Taxes

      The components of the income tax expense are as follows:


                                       FOR THE YEARS ENDED
                                  -----------------------------
(In thousands)                      1997       1996       1995
                                  -----------------------------

Current tax expense               $15,506     $10,561    $8,398
Deferred tax expense (benefit)       (714)      1,420      (181)
                                  -----------------------------
Total income tax expense          $14,792     $11,981    $8,217
                                  =============================


      Applicable income tax expense for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate to pre-tax income for the reasons noted in the table below:


(In thousands)                             1997       1996       1995
                                         -----------------------------

Expense at statutory federal tax rate    $15,848    $13,080    $10,707
Increases (decreases) in tax
 expense resulting from:
  Tax exempt income, net                    (378)      (445)      (447)
  Reduction in valuation allowance             -       (100)    (1,636)
  Tax credits available                     (933)      (698)      (607)
  Other, net                                 255        144        200
                                         -----------------------------
  Income tax expense                     $14,792    $11,981    $ 8,217
                                         =============================


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are presented below:


(In thousands)                                      1997       1996
                                                  -------------------

Temporary deductible items:
Differences in reporting the provision
 for loan losses and loan charge offs             $ 9,825    $  8,075
Pension and deferred remuneration                   5,229       4,441
Purchase accounting                                 1,205       1,273
Deferred net loan origination fees                    323         400
Accrued medical benefits                              227         197
Other                                                 157          29
                                                  -------------------
  Total gross deferred tax assets                  16,966      14,415
Temporary taxable items:
Lease financing                                    (8,741)     (6,939)
Depreciation                                         (764)       (765)
Mark-to-market for investments and loans             (213)       (519)
Prepaid expenses                                     (561)       (575)
Mortgage servicing rights                            (510)       (318)
Other                                                (606)       (442)
                                                  -------------------
  Total gross deferred tax liabilities            (11,395)     (9,558)
                                                  -------------------
  Net deferred tax asset at end of year             5,571       4,857
  Net deferred tax assets at beginning of year      4,857       5,672
                                                  -------------------
                                                     (714)        815
Deferred tax assets from acquisition                    -         605
                                                  -------------------
Deferred tax expense (benefit) for the
 years ended December 31, 1997 and 1996           $  (714)   $  1,420
                                                  ===================


      Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. Based on the sufficiency of temporary taxable items, historical taxable income, as well as estimates of future taxable income, management believes it is more likely than not that the entire net deferred tax asset at December 31, 1997 will be realized. During 1996, the valuation allowance of $100 thousand was reduced to zero. During 1995, the valuation allowance was reduced by $1.6 million primarily as the result of an increase in the amount of historical taxable income available to justify the deferred tax asset at December 31, 1995 as compared with December 31, 1994.

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

      The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets:


                                                      AT DECEMBER 31,
                                                   ---------------------
(In thousands)                                       1997         1996
                                                   ---------------------

Actuarial present value of benefit obligation:
  Vested benefits                                  $(22,975)    $(19,605)
  Non-vested benefits                                  (927)        (686)
                                                   ---------------------
Accumulated benefit obligation                      (23,902)     (20,291)
Effect of anticipated future compensation
 levels and other events                             (5,911)      (5,545)
                                                   ---------------------
Projected benefit obligation                        (29,813)     (25,836)
Estimated fair value of assets held in the plan      31,032       26,151
                                                   ---------------------
Projected plan assets in excess of
 benefit obligation                                   1,219          315
Unrecognized net loss from past experience
 different from that assumed and effects
 of changes in assumptions                           (3,193)      (2,041)
Net prior service cost not yet recognized
 in net periodic pension cost                           363          403
Unrecognized net asset being recognized
 over 9 years                                          (240)        (349)
                                                   ---------------------
Accrued pension cost included in
 other liabilities                                 $ (1,851)    $ (1,672)
                                                   =====================


      Net pension costs recognized in the consolidated statements of income for the years ended December 31, 1997, 1996, and 1995 are summarized as follows:


(In thousands)                                1997       1996       1995
                                            -----------------------------

Service cost                                $ 1,346    $ 1,053    $   715
Interest cost                                 2,080      1,842      1,623
Actual return on plan assets                 (5,128)    (4,035)    (4,464)
Amortization of net prior service cost           40         40         40
Amortization of transition net asset           (109)      (109)      (109)
Deferral of actual return on plan assets
 versus actuarial long-term assumptions       2,805      2,026      2,792
                                            -----------------------------
  Net pension cost                          $ 1,034    $   817    $   597
                                            =============================


      The actuarial assumptions used in determining the actuarial present value of projected benefit obligations as of December 31:


                                               1997     1996     1995
                                               ----------------------

Weighted average discount rate                 7.00%    7.50%    7.50%
Rate of increase in future compensation        4.50%    5.50%    5.50%
Expected long-term rate of return on assets    9.00%    9.00%    9.00%


      In addition, the Company provides a defined benefit post-retirement plan which provides medical benefits to substantially all employees, as well as life insurance benefits to a closed group of retirees. Active employees are only eligible for medical coverage from early retirement until age 65. Post-age 65 medical coverage and life insurance benefits are offered to a closed group of retirees. The post-retirement health care portion of the plan is contributory, with participant contributions adjusted annually and contains other cost-sharing features, such as deductibles and co-insurance. The funding policy of the plan is to pay claims and/or insurance premiums as they come due. The 1997 and 1996 accounting for the plan is based on the level of cost sharing as of January 1, 1997 and 1996, respectively.

      The following table presents the amounts recognized in the Company's consolidated balance sheets:


                                                     AT DECEMBER 31,
                                                   -------------------
(In thousands)                                       1997        1996
                                                   -------------------

Accumulated post-retirement benefit obligation:
  Retirees and eligible beneficiaries              $(1,245)    $(1,280)
  Active employees fully eligible for benefits        (181)       (197)
  Other active plan participants                    (1,197)     (1,147)
                                                   -------------------
                                                    (2,623)     (2,624)
Unrecognized transition obligation                   2,024       2,159
Net prior service cost not yet recognized
 in net post-retirement benefit cost                   183         193
Unrecognized net gain from past experience
 different from that assumed and changes
 in assumptions                                       (196)       (237)
                                                   -------------------
Accrued post-retirement benefit cost
 included in other liabilities                     $  (612)    $  (509)
                                                   ===================


      Net periodic post-retirement benefit cost recognized in the consolidated statements of income for the years ended December 31, 1997, 1996, and 1995 are summarized as follows:


(In thousands)                               1997    1996    1995
                                             --------------------

Service cost                                 $120    $123    $ 93
Interest cost                                 184     191     190
Recognition of transition obligation          135     135     135
Net amortization and deferral                   2       8     (14)
                                             --------------------
Net periodic post-retirement benefit cost    $441    $457    $404
                                             ====================


      The discount rate used in determining the accumulated post-retirement benefit obligation was 7.0%, 7.5%, and 7.5% at December 31, 1997, 1996, and 1995, respectively. For measurement purposes, a 8.7% annual rate of increase in the per capita cost of covered health care benefits was assumed for medical coverage for 1997; the rate was assumed to decrease uniformly to 5.5% by 2004 and to remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation as of December 31, 1997 by approximately $194 thousand and the aggregate of the service and interest cost for 1997 would increase by approximately $31 thousand.

      The Company provides certain post-employment medical benefits to inactive employees and accounts for these benefits in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The charges to expense with respect to short-term disability for the years ended December 31, 1997, 1996, and 1995 were $171 thousand, $157 thousand, and $159 thousand, respectively.

      In addition to the Company's non-contributory defined benefit retirement and pension plan, the Company provides a supplemental employees retirement plan to certain executives. The amount of liability recognized in the Company's consolidated balance sheets was $2.0 million and $1.8 million at December 31, 1997 and 1996, respectively. The charges to expense with respect to this plan amounted to $371 thousand, $350 thousand, and $293 thousand for the years ended December 31, 1997, 1996, and 1995, respectively.

      The Company and its subsidiaries have a 401-K savings plan. The charge to expense with respect to this plan amounted to $1.0 million in 1997, $937 thousand in 1996, and $736 thousand in 1995.

14. Dividend Restrictions and Regulatory Requirements

CASH AND DUE FROM BANKS

      Bank subsidiaries of Banknorth are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank of Boston. The amount of this reserve requirement, included in Cash and Due from Banks, was approximately $12.7 million and $24.9 million at December 31, 1997 and 1996, respectively.

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

      Dividends paid by subsidiaries are the primary source of funds available to Banknorth for payment of dividends to its shareholders, for debt service, for expense related to capital securities, and other working capital needs. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. As of December 31, 1997, banking subsidiaries were able to declare dividends to Banknorth in 1998, without regulatory approval, of approximately $2.1 million plus an additional amount equal to the net profits, as defined in the applicable regulations, for 1998 through the date of any such dividend declarations, less any required transfer to surplus.

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

      In relationship to the funding of the acquisition of North American Bank Corporation, the Company has a credit agreement with a third party institution. The credit agreement was revised December 19, 1996 and restricts the Company's ability to pay dividends on its capital stock or redeem, repurchase or otherwise acquire or retire any of its capital stock during the period from September 30, 1996 to the date of calculation in an amount not to exceed the sum of (a) $7,000,000 plus (b) 40% of the Company's consolidated net income with certain adjustments, for such period, computed on a cumulative basis for such period. As of December 31, 1997, the Company had authority to pay dividends of up to $11.0 million under the terms of this restriction, after taking into account dividends already paid and repurchases of the Company's stock during the calculation period (September 30, 1996 through December 31, 1997).

REGULATORY CAPITAL REQUIREMENTS

      Regulatory regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1997, the Company's subsidiary banks were required to maintain a minimum leverage ratio of Tier I capital to total adjusted quarterly average assets of 4.00%; and minimum ratios of Tier I capital and total capital to risk weighted assets of 4.00% and 8.00%, respectively. The Federal Reserve Board ("FRB") has adopted similar requirements for the consolidated capital of bank holding companies.

      Under its prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. Generally, an institution is considered well capitalized if it has a Tier I (leverage) capital ratio of at least 5.0% (based on total adjusted quarterly average assets), a Tier I risk based capital ratio of at least 6.0%, and a total risked based capital ratio of at least 10.0%.

      The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulatory authorities about capital components, risk weighting and other factors.

      As of December 31, 1997 and 1996, the Company's subsidiary banks and the Company met all capital adequacy requirements to which they are subject. Further, the most recent regulatory notification categorized each of the subsidiary banks as well-capitalized institutions under the prompt corrective action regulations. There have been no conditions or events since that notification that have changed the subsidiary banks' capital classifications.

      The following is a summary of the Company's significant subsidiary banks' and the Company's (on a consolidated basis) actual capital amounts and ratios as of December 31, 1997 and 1996, compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution:


                                                                    REGULATORY REQUIREMENTS
                                                             --------------------------------------
                                              ACTUAL         MINIMUM CAPITAL     FOR CLASSIFICATION
                                        ------------------       ADEQUACY       AS WELL CAPITALIZED
AT DECEMBER 31, 1997                     AMOUNT     RATIO         RATIO                RATIO
                                        -----------------------------------------------------------
(Dollars in thousands)

Tier I (leverage) Capital:
The Howard Bank, N.A.                   $ 55,562     8.01%        4.00%                5.00%
First Massachusetts Bank, N.A.            53,266     7.12         4.00                 5.00
First Vermont Bank and Trust Co.          49,431     8.05         4.00                 5.00
Banknorth Group, Inc. (consolidated)     226,642     7.97         4.00
Tier I Risk Based Capital:
The Howard Bank, N.A.                   $ 55,562     9.75%        4.00%                6.00%
First Massachusetts Bank, N.A.            53,266    10.12         4.00                 6.00
First Vermont Bank and Trust Co.          49,431     9.75         4.00                 6.00
Banknorth Group, Inc. (consolidated)     226,642    10.63         4.00
Total Risk Based Capital:
The Howard Bank, N.A.                   $ 65,690    11.00%        8.00%               10.00%
First Massachusetts Bank, N.A.            58,606    11.14         8.00                10.00
First Vermont Bank and Trust Co.          55,772    11.00         8.00                10.00
Banknorth Group, Inc. (consolidated)     252,363    11.83         8.00


                                                                    REGULATORY REQUIREMENTS
                                                             -------------------------------------
                                              ACTUAL         MINIMUM CAPITAL     FOR CLASSIFICATION
                                        ------------------       ADEQUACY       AS WELL CAPITALIZED
AT DECEMBER 31, 1996                     AMOUNT     RATIO         RATIO                RATIO
                                        -----------------------------------------------------------
(Dollars in thousands)
Tier I (leverage) Capital:
The Howard Bank, N.A.                   $ 49,003     7.50%        4.00%                5.00%
First Massachusetts Bank, N.A.            46,980     7.98         4.00                 5.00
First Vermont Bank and Trust Co.          46,435     7.91         4.00                 5.00
Banknorth Group, Inc. (consolidated)     173,072     6.91         4.00
Tier I Risk Based Capital:
The Howard Bank, N.A.                   $ 49,003     9.51%        4.00%                6.00%
First Massachusetts Bank, N.A.            46,980    10.25         4.00                 6.00
First Vermont Bank and Trust Co.          46,435     9.83         4.00                 6.00
Banknorth Group, Inc. (consolidated)     173,072     9.11         4.00
Total Risk Based Capital:
The Howard Bank, N.A.                   $ 55,447    10.77%        8.00%               10.00%
First Massachusetts Bank, N.A.            50,794    11.08         8.00                10.00
First Vermont Bank and Trust Co.          52,347    11.08         8.00                10.00
Banknorth Group, Inc. (consolidated)     196,592    10.35         8.00


15. Shareholders' Equity

STOCK SPLIT

      On February 24, 1998, the Board of Directors declared a 2-for-1 split of its common stock effected in the form of a 100% stock dividend. The stock split was recorded as of December 31, 1997 by a transfer of $7.8 million from surplus to common stock, representing the $1.00 par value for each additional share issued. The number of shares issued at December 31, 1997, after giving effect to the split, was 15,653,296 (7,826,648 shares immediately prior to the split). The December 31, 1997 share data and all per share data has been restated to reflect the split.

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

16. Earnings Per Share

      The following table provides calculations of basic and diluted earnings per share:


                                                                  FOR THE YEARS ENDED
                             ---------------------------------------------------------------------------------------------
                                          1997                            1996                            1995
                             -----------------------------    ---------------------------    -----------------------------
                                        WEIGHTED     PER                WEIGHTED    PER                 WEIGHTED     PER
                              NET       AVERAGE     SHARE      NET      AVERAGE    SHARE      NET       AVERAGE     SHARE
                             INCOME      SHARES     AMOUNT    INCOME     SHARES    AMOUNT    INCOME      SHARES     AMOUNT
                             ---------------------------------------------------------------------------------------------
(In thousands, except for share and per share data)

Basic earnings per share     $30,489   15,610,254    $1.95    $25,390  15,320,424   $1.66    $22,373   13,545,892    $1.65
                             =============================================================================================
Effect of dilutive shares:
  Stock options                           191,634                         123,948                          82,214
  Restricted stock awards                  31,650                          25,010                           8,122
                                       ----------                      ----------                      ----------
Diluted earnings per share   $30,489   15,833,538    $1.93    $25,390  15,469,382   $1.64    $22,373   13,636,228    $1.64
                             =============================================================================================

17. Capital Securities

      On May 1, 1997, Banknorth established Banknorth Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon filing a certificate of trust with the Delaware Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year corporation-obligated mandatorily redeemable capital securities ("capital securities") in the aggregate amount of $30.0 million at 10.52%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Parent Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The corporation-obligated junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the Parent Company. The Company has used the net proceeds from the sale of the capital securities for general corporate purposes. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. The Parent Company's primary sources of funds to pay interest on the debentures owed to the Trust are current dividends from subsidiary banks and interest income on loans made by the Parent Company to certain of its subsidiary banks. Accordingly, the Parent Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends and service their debt obligations to the Parent Company.

18. Long-Term Incentive Plan

      In May 1997, the shareholders of Banknorth approved the 1997 Equity Compensation Plan (the Plan) which replaced the Banknorth Group, Inc. Comprehensive Long-Term Executive Incentive Plan approved by the shareholders of Banknorth in May 1990. No additional awards will be made under the 1990 plan. The Plan authorizes the granting of stock option awards, stock appreciation rights, restricted stock awards and restricted stock units to employees and directors of the Corporation and/or subsidiaries. The Plan is administered by the Corporation's Board of Directors. Persons eligible to participate are chosen by the Board of Directors. Subject to adjustments described in the Plan, the total number of shares of Banknorth common stock that may be issued pursuant to the Plan may not exceed 1,050,000 (525,000 shares immediately prior to the split). Such shares may be either newly-issued shares or previously issued shares that have been reacquired by the Corporation.
Stock Options

      The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options vest over a two year period from the date the options are granted. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option awards and, accordingly, no compensation cost has been recognized for its stock options in the consolidated statements of income.

      A summary of the status of the Company's stock options as of December 31, 1997, 1996, and 1995, and changes during the years ended on those dates is presented below. All share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998:


                                             1997                  1996                   1995
                                     -------------------   -------------------   --------------------
                                                WEIGHTED              WEIGHTED               WEIGHTED
                                                AVERAGE               AVERAGE                AVERAGE
                                                EXERCISE              EXERCISE               EXERCISE
OPTIONS                               SHARES     PRICE      SHARES     PRICE       SHARES     PRICE
-----------------------------------------------------------------------------------------------------

Outstanding at beginning of year      690,300    $13.04     506,950    $10.96     404,700    $ 9.35
Granted                               183,164     24.04     263,000     16.00     168,000     14.00
Exercised                            (168,650)     9.97     (69,650)     8.81     (34,550)     6.81
Forfeited                              (2,000)    15.88     (10,000)    14.75     (31,200)    11.19
                                     --------------------------------------------------------------
Outstanding at end of year            702,814     16.63     690,300     13.04     506,950     10.96
                                     ==============================================================
Options exercisable at end of year    262,650               274,300               208,950
                                     ========              ========              ========
Weighted-average fair value of
 options granted during the year     $   5.38              $   3.76              $   3.15
                                     ========              ========              ========

      The following table summarizes information about stock options outstanding at December 31, 1997:


                             OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                   ----------------------------------------    ------------------------
                                  WEIGHTED-AVG    WEIGHTED-                   WEIGHTED-
                     NUMBER         REMAINING      AVERAGE       NUMBER        AVERAGE
   RANGE OF        OUTSTANDING     CONTRACTUAL    EXERCISE     EXERCISABLE    EXERCISE
EXERCISE PRICES    AT 12/31/97        LIFE          PRICE      AT 12/31/97      PRICE
---------------------------------------------------------------------------------------

    $4 to 7           16,950        4.3 years      $ 6.18         16,950       $ 6.18
     9 to 12         111,200        6.1             10.67        111,200        10.67
    14 to 16         381,500        8.2             15.22        134,500        14.00
    19 to 24         179,164        9.4             23.13              -            -
    32                14,000       10.0             32.00              -            -
                     ----------------------------------------------------------------
    $4 to 32         702,814        8.1            $16.63        262,650       $12.09
                     ================================================================


      Had the Company recorded compensation cost based on the fair value at the grant date for its stock-based compensation awards ("awards") under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's consolidated net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:


                                              1997       1996       1995
                                             -----------------------------
(In thousands, except per share data)

Net income                    As reported    $30,489    $25,390    $22,373
                              Pro forma       30,192     24,958     22,223

Basic earnings per share      As reported      $1.95      $1.66      $1.65
                              Pro forma         1.93       1.63       1.64

Diluted earnings per share    As reported      $1.93      $1.64      $1.64
                              Pro forma         1.91       1.61       1.63


      Pro forma net income reflects only awards granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for awards under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the awards' vesting period and compensation cost for awards granted prior to January 1, 1995 is not considered.

      The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:


                          DECEMBER     JULY       JULY       JULY
                            1997       1997       1996       1995
                          -----------------------------------------

Dividend yield              2.26%      2.61%      3.13%      3.29%
Expected volatility        18.28%     20.55%     24.02%     25.47%
Risk-free interest rate     6.00%      5.50%      6.14%      5.30%
Expected life              5 years    5 years    5 years    5 years


RESTRICTED STOCK AWARDS

      Additionally, variable restricted stock awards were granted in each year since 1992, along with restricted stock units worth 50% of the value of the underlying shares, to executive officers chosen by the Corporation's board of directors. At December 31, 1997, restricted stock options outstanding amounted to 96,800 shares. All share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998. The following are the terms of the restricted stock awards granted:

      July 22, 1997: Variable restricted stock awards of 13,000 shares were granted and are outstanding as of December 31, 1997. Vesting for the 1997 shares and the units requires continuous service through July 22, 2002. In addition, vesting of 25% of both the shares and the units occurs for the 1997 awards each year between 1997 and 2001 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

      July 23, 1996: Variable restricted stock awards of 22,800 shares were granted and are outstanding as of December 31, 1997. Vesting for the 1996 shares and the units requires continuous service through July 23, 2001. In addition, vesting of 25% of both the shares and the units occurs for the 1996 awards each year between 1996 and 2000 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

      July 25, 1995: Variable restricted stock awards of 25,000 shares were granted and are outstanding as of December 31, 1997. Vesting for the 1995 shares and the units requires continuous service through July 25, 2000. In addition, vesting of 25% of both the shares and the units occurs for the 1995 awards each year between 1995 and 1999 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

      July 26, 1994: Variable restricted stock awards of 21,000 shares were granted, 3,000 shares were forfeited during 1994, and 18,000 shares were outstanding as of December 31, 1997. Vesting for the 1994 shares and the units requires continuous service through July 26, 1999. In addition, vesting of 25% of both the shares and the units occurs for the 1994 awards each year between 1994 and 1998 in which the return on average equity is equal to or greater than 12% and return on average assets is equal to or greater than 1.0% to a maximum vesting of 100%.

      July 27, 1993: Variable restricted stock awards of 21,000 shares were granted, 3,000 shares were forfeited during 1994, and 18,000 shares were outstanding as of December 31, 1997. Vesting for the 1993 shares and the units requires continuous service through July 27, 1998. In addition, vesting of 50% of both the shares and the units occurs for the 1993 awards each year between 1995 and 1997 in which the return on average equity is equal to or greater than 12% and return on average assets is equal to or greater than 1% to a maximum vesting of 100%.

      July 28, 1992: Variable restricted stock awards of 20,000 shares were granted, 4,000 shares were forfeited during 1994 and the remaining 16,000 shares were fully vested on July 28, 1997.

      No restrictions are removed on any of the above noted stock awards until the end of the required continuous service period. If participants are not employees at the end of the continuous service period, all awards are forfeited. For the years ended December 31, 1997, 1996, and 1995, compensation expense related to these restricted stock awards and units amounted to $1.3 million, $475 thousand, and $609 thousand, respectively.

19. Commitments, Off-Balance Sheet Risk and Contingent Liabilities

COMMITMENTS AND OFF-BALANCE-SHEET RISK

      Banknorth and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to facilitate asset/liability management. These financial instruments include interest rate swaps, interest rate floors, commitments to extend credit, unused lines of credit, letters of credit, standby letters of credit, and loans sold with recourse. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contract or notional amount of these instruments reflect the extent of involvement the Corporation has in particular instruments.

      The maximum exposure to credit loss in the event of complete non-performance by the other party to the financial instruments, and any collateral or guarantees which prove to be of no value, for commitments to extend credit, letters of credit, standby letters of credit and loans sold with recourse is represented by the contractual or notional amount of these instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

      Unless otherwise noted, the Corporation does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case by case basis. The amount and type of collateral deemed necessary upon extension of credit is based upon management's credit evaluation and is consistent with existing credit policies for collateral of on-balance-sheet instruments. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, income producing commercial properties, and residential real estate.

      The Company may enter into rate lock agreements which fix the interest rate at which the loan, if ultimately made, will be originated. Such agreements may be made with borrowers with whom commitments to extend credit have been made, as well as with individuals who have applied for mortgage loans and have not yet received a commitment. These rate lock agreements expose the Company to interest rate risk given the possibility that rates may change between the date of the rate lock agreements and the date that the related loans, if ultimately originated, are sold. In addition, the portfolio of mortgage loans held for sale expose the Company to interest rate risk. At December 31, 1997 and 1996, the Company had rate lock agreements (certain of which relate to loan applications for which no formal commitment has been made) and mortgage loans held for sale amounting to approximately $27.0 million, and $15.9 million, respectively. In order to limit the interest rate risk associated with rate lock agreements as well as the interest rate risk associated with mortgage loans held for sale, the Company enters into various agreements to sell loans in the secondary mortgage market at fixed interest rates. Banknorth and its subsidiaries have outstanding various commitments to sell real estate mortgages amounting to approximately $21.0 million at December 31, 1997, and $11.6 million at December 31, 1996.

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

      Certain mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in the interest rates on such loans. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and a lifetime rate increase cap of 5% to 6%. Interest rates charged on home equity lines of credit are also capped. The home equity interest rate cap is 18% for the Company. In addition, all other consumer loans are subject to statutory interest rate ceilings as imposed by the State of Vermont. No statutory interest rate ceilings on consumer loans are imposed by the States of New Hampshire or Massachusetts. At December 31, 1997, the State of Vermont imposed ceilings ranged from 18% to 24% depending on the loan amount and underlying collateral on consumer loans. These caps expose the Corporation to interest rate risk should market rates increase above these limits. As of December 31, 1997 and 1996, $480.7 million and $476.4 million of loans had interest rate caps.

      Financial instruments with off-balance-sheet credit risk are as follows:


                                                         AS OF DECEMBER 31, 1997
                                                     -------------------------------
(In thousands)                                         FIXED    VARIABLE      TOTAL
                                                     -------------------------------
Financial instruments whose contact amounts
 include credit risk-trading instruments:
  Commitments to extend credit for mortgage
   loans held for sale                               $13,442    $  4,415    $ 17,857
  Mortgage loans sold with recourse                    1,259          82       1,341
                                                     -------------------------------
    Total trading instruments                        $14,701    $  4,497    $ 19,198
                                                     ===============================

Financial instruments whose contact amounts
 include credit risk-non-trading instruments:
  Commitments to extend credit                       $10,450    $ 21,291    $ 31,741
  Unused lines of credit                                   -     480,439     480,439
  Letters of credit and standby letters of credit          -      61,301      61,301
                                                     -------------------------------
    Total non-trading instruments                    $10,450    $563,031    $573,481
                                                     ===============================

Financial instruments whose notional amounts
 exceed the amount of credit risk:
  Interest rate swap agreements (pay variable)       $     -    $ 50,000    $ 50,000
                                                     ===============================
  Interest rate floor agreements (pay variable)      $     -    $295,000    $295,000
                                                     ===============================


                                                         AS OF DECEMBER 31, 1996
                                                     -------------------------------
(In thousands)                                         FIXED    VARIABLE      TOTAL
                                                     -------------------------------
Financial instruments whose contact amounts
 include credit risk- trading instruments:
  Commitments to extend credit for mortgage
   loans held for sale                               $13,685    $  5,155    $ 18,840
  Mortgage loans sold with recourse                    1,316          83       1,399
                                                     -------------------------------
    Total trading instruments                        $15,001    $  5,238    $ 20,239
                                                     ===============================

Financial instruments whose contact amounts
 include credit risk-non-trading instruments:
  Commitments to extend credit                       $13,963    $ 26,935    $ 40,898
  Unused lines of credit                                   -     418,111     418,111
  Letters of credit and standby letters of credit          -      32,037      32,037
                                                     -------------------------------
    Total non-trading instruments                    $13,963    $477,083    $491,046
                                                     ===============================

Financial instruments whose notional amounts
 exceed the amount of credit risk:
  Interest rate swap agreements (pay variable)       $     -    $ 50,000    $ 50,000
                                                     ===============================
  Interest rate floor agreements (pay variable)      $     -    $295,000    $295,000
                                                     ===============================

INTEREST RATE SWAP AND FLOOR CONTRACTS

      Interest rate swap and floor transactions generally involve the exchange of fixed and variable rate interest payment obligations without the exchange of the underlying principal (or notional) amounts. The Corporation's swaps and floors are used as an interest rate risk management tool to protect the net interest income from adverse changes in interest rates. The Corporation is exposed to risk should the swap or floor counterparty default in its responsibility to pay interest under the terms of the swap/floor agreement. However, Banknorth minimizes this risk by performing normal credit reviews on the counterparties and by limiting its exposure to any one counterparty. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. As of December 31, 1997 and 1996, the Company does not expect any counterparties to fail to meet their obligations.

      Interest rate floors and swaps were utilized by the Company in 1997 and 1996 to correct imbalances between the re-pricing characteristics of certain interest earning assets and certain interest-bearing liabilities. A significant portion of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin. Interest rate floors and swaps are, therefore, utilized to protect the Company from this occurrence. At December 31, 1997 and 1996, these instruments are intended to offset potential declines in interest income on certain variable and floating rate loans.

      The following provides information related to interest rate swap and floor contracts as of December 31, 1997 and 1996 and for the years then ended:


(In thousands)                                 1997        1996
                                             --------------------

Interest Rate Swap Contract:
  Notional amount at end of period           $ 50,000    $ 50,000
  Average notional amount during the year      50,000      30,000
  Fair value at year-end                          328         270
  Weighted average variable rate paid
   at end of year                                5.84%       5.54%
  Weighted average fixed rate received
   at end of year                                6.37%       6.37%

Interest Rate Floor Contract:
  Notional amount at end of period           $295,000    $295,000
  Average notional amount during the year     295,000     234,809
  Carrying value                                1,486       2,051
  Fair value at year-end                        2,516       3,994
  Weighted average variable rate paid
   at end of year                                5.84%       5.56%
  Weighted average fixed rate received
   at end of year                                5.69%       5.80%


DATA PROCESSING CONTRACT

      Effective September 1, 1994, the Company entered into a five-year facilities management contract with a third-party data processing company. Under terms of the facilities management contract, the Company will pay a minimum of $6.0 million for the remainder of the contract, which expires in August, 1999. In addition, fees will be adjusted annually for inflation, based upon the Consumer Price Index for all Urban Consumers-All Items, with no increase to exceed eight percent, or be less than two percent.

      Required minimum annual payments under these contracts were as follows at December 31, 1997:


      (In thousands)
           1998            $3,562
           1999             2,406
                           ------
                           $5,968
                           ======

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

20. Disclosures About the Fair Value of Financial Instruments

DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires that the Company disclose estimated fair values for financial instruments. Fair value estimates, methods, and assumptions are set forth below.

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

      Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust operation that contributes net fee income annually. The trust operation is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities include the mortgage banking operation, benefits resulting from the low-cost funding of deposit liabilities as compared to the cost of borrowing funds in the market, and premises and equipment and software. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value under SFAS No. 107.

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

DEPOSIT LIABILITIES

      The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, is regarded to be the amount payable on demand as of December 31, 1997 and 1996. The estimated fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities as compared to the cost of borrowing funds in the market.

LONG-TERM DEBT

      The fair value for the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues.

CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES

      The estimated fair value of the capital securities are obtained from dealer quotes.

TABLE OF FINANCIAL INSTRUMENTS

      The carrying value and estimated fair values of financial instruments were as follows:


                                                       DECEMBER 31, 1997           DECEMBER 31, 1996
                                                    ------------------------    ------------------------
                                                                  ESTIMATED                   ESTIMATED
                                                     CARRYING        FAIR        CARRYING        FAIR
(In thousands)                                        AMOUNT        VALUE         AMOUNT        VALUE
                                                    ----------------------------------------------------
Financial Assets:
Cash and due from banks                             $   85,734    $   85,734    $   91,871    $   91,871
Money market investments                                    50            50           101           101
Securities available for sale                          710,308       710,308       531,269       531,269
Loans held for sale                                     24,958        25,055        12,106        12,270
Investment securities                                   23,972        24,246        34,194        34,644
Loans                                                1,960,629     1,966,705     1,848,232     1,846,334
  Less: Allowance for loan losses                       25,721             -        23,520             -
                                                    ----------------------------------------------------
Net loans                                            1,934,908     1,966,705     1,824,712     1,846,334
Accrued interest receivable                             16,115        16,115        15,148        15,148
Interest rate floor agreements                           1,486         2,516         2,051         3,994

Financial Liabilities:
Deposits:
  Demand, NOW, savings and money market accounts    $1,405,455    $1,405,455    $1,276,832    $1,276,832
  Time deposits                                        794,365       796,970       789,232       792,721
Short-term borrowed funds                              422,777       422,777       280,461       280,461
Long-term debt                                          16,539        16,854        25,923        25,949
Accrued interest payable                                 4,721         4,721         3,914         3,914
Corporation-obligated mandatorily redeemable
 capital securities                                     30,000        33,638             -             -


Note: Loans held for sale represent the only trading financial instrument; all other financial instruments are considered to be held for purposes other than trading.

COMMITMENTS TO EXTEND CREDIT, UNUSED LINES OF CREDIT, LETTERS OF CREDIT,
 STANDBY LETTERS OF CREDIT AND FINANCIAL GUARANTEES

      These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and unused lines of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For loan commitments and unused lines of credit for which the Company has locked in an interest rate, estimated fair value also considers the difference between current levels of interest rates and the committed rates. As of December 31, 1997 and 1996, the fair value was estimated at $12 thousand and $18 thousand for commitments to extend credit and $147 thousand and $344 thousand for unused lines of credit, respectively. The estimated fair value of financial guarantees, such as mortgage loans sold with recourse, letters of credit and standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The estimated fair value of such financial guarantees as of December 31, 1997 and 1996 were $1.7 million and $582 thousand, respectively.

INTEREST RATE SWAP AGREEMENTS

      The estimated fair value of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of interest rate swap agreements at December 31, 1997 and 1996 was $328 thousand and $270 thousand, respectively.

21. Parent Company Only Financial Statements

      The following information presents the financial position of Banknorth Group, Inc. (Parent Company) at December 31, 1997 and 1996 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1997:


                                                      DECEMBER 31,
                                                  --------------------
BALANCE SHEETS                                      1997        1996
                                                  --------------------
(In thousands)

Assets
  Cash and due from subsidiary banks              $     50    $      6
  Securities purchased under agreements
   to resell to a subsidiary bank                    1,633       3,341
                                                  --------------------
  Cash and cash equivalents                          1,683       3,347
  Investment in equity of bank subsidiaries        239,548     217,206
  Investment in equity of non-bank subsidiaries      1,257         269
  Securities available for sale, at fair value      15,118         319
  Loans to bank subsidiaries                        10,438           -
  Premises, equipment and software, net              5,165       4,522
  Other assets                                       7,434       3,704
                                                  --------------------
Total assets                                      $280,643    $229,367
                                                  ====================
Liabilities and Shareholders' Equity
  Bank term loan                                  $ 10,400    $ 13,000
  Other liabilities                                  9,443       9,630
  Liability to trust subsidiary related
   to capital securities                            30,928           -
  Total shareholders' equity                       229,872     206,737
                                                  --------------------
  Total liabilities and shareholders' equity      $280,643    $229,367
                                                  ====================

                                                                   YEARS ENDED
                                                                   DECEMBER 31,
                                                           -----------------------------
STATEMENTS OF INCOME                                        1997       1996       1995
                                                           -----------------------------
(In thousands)

Income:
  Dividends from bank subsidiaries                         $14,748    $59,065    $12,280
  Service fees paid by subsidiaries                         32,685     28,791     26,978
  Interest income on loans from bank subsidiaries            1,025          -          -
  Other interest income                                        888        221        233
  Net securities transactions                                  220          -          -
  Other income                                               1,701        993      1,002
                                                           -----------------------------
    Total income                                            51,267     89,070     40,493

Expenses:
  Compensation                                              15,431     13,706     12,888
  Employee benefits                                          3,142      2,843      2,588
  Net occupancy                                              1,607      1,510      1,328
  Equipment and software                                     3,939      3,651      2,802
  Printing and supplies                                      1,119      1,261        960
  Legal and other professional                               1,598      1,633      1,248
  Data processing                                            4,895      4,545      4,485
  Directors' fees and expenses                                 778        531        888
  Communications                                               521        465        398
  Training and education                                       591        592        338
  Postage                                                      880        888        717
  Interest                                                     917      1,191      1,657
  Interest on liability to trust subsidiary
   related to capital securities                             2,169          -          -
  Other expenses                                             2,068      1,897      1,752
                                                           -----------------------------
    Total expenses                                          39,655     34,713     32,049
  Income before income tax benefit and equity
   in undistributed (distributions in excess
   of) income of subsidiaries                               11,612     54,357      8,444
Income tax benefit                                          (1,215)    (2,119)    (1,883)
                                                           -----------------------------
Income before equity in undistributed (distributions
 in excess of) income of subsidiaries                       12,827     56,476     10,327
Equity in undistributed (distributions in excess of)
 income of bank subsidiaries                                17,602    (31,128)    12,005
Equity in undistributed income of non-bank subsidiaries         60         42         41
                                                           -----------------------------
Net income                                                 $30,489    $25,390    $22,373
                                                           =============================


                                                                              YEARS ENDED DECEMBER 31,
                                                                           -----------------------------
STATEMENTS OF CASH FLOWS                                                    1997       1996       1995
                                                                           -----------------------------
(In thousands)

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                               $30,489    $25,390    $22,373
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of premise,
     equipment and software                                                  1,473      1,274      1,188
    Amortization of employee restricted stock, net                             769        310        407
    Exercise of employee stock options, net                                 (2,060)      (411)      (311)
    Net securities transactions                                               (220)         -          -
    Decrease in interest payable                                               (14)       (32)      (305)
    Decrease (increase) in other assets                                     (3,623)       543     (3,166)
    Increase in accrued expense and other liabilities                        2,654      2,513      1,180
    Equity in undistributed (distribution in excess of)
     income of subsidiaries                                                (17,662)    31,086    (12,046)
                                                                           -----------------------------
      Total adjustments                                                    (18,683)    35,283    (13,053)
                                                                           -----------------------------
      Net cash provided by operating activities                             11,806     60,673      9,320

Cash flows from investing activities:
  Proceeds from maturity of securities available for sale                    1,096          -          -
  Proceeds from sale of securities available for sale                          325          -          -
  Purchase of securities available for sale                                (15,963)         -          -
  Decrease (increase) in loans to subsidiaries                             (10,438)         -          -
  Decrease (increase) in investment in equity of subsidiaries                 (928)   (78,030)        50
  Capital expenditures                                                      (2,211)    (1,406)    (1,452)
                                                                           -----------------------------
      Net cash used in investment activities                               (28,119)   (79,436)    (1,402)
                                                                           -----------------------------

Cash flows from financing activities:
  Purchase of treasury stock                                                (4,798)         -          -
  Issuance of corporation-obligated mandatorily
   redeemable capital securities                                            30,000          -          -
  Issuance of common stock, net of expenses                                      -     32,216          -
  Payments on long-term debt                                                (2,600)    (3,800)    (4,200)
  Issuance of employee restricted stock awards                                (315)      (371)      (361)
  Dividends paid                                                            (9,069)    (7,827)    (6,260)
  Issuance of restricted stock units under deferred directors'
   compensation  plan, net                                                   1,431          -          -
                                                                           -----------------------------
      Net cash provided by (used in) financing activities                   14,649     20,218    (10,821)
                                                                           -----------------------------
    Net increase (decrease) in cash and cash equivalents                    (1,664)     1,455     (2,903)
                                                                           -----------------------------
    Cash and cash equivalents at beginning of year                           3,347      1,892      4,795
                                                                           -----------------------------
    Cash and cash equivalents at end of year                               $ 1,683    $ 3,347    $ 1,892
                                                                           =============================

Additional disclosure relative to cash flows:
  Interest paid                                                            $   917    $ 1,193    $ 1,962
                                                                           =============================
  Taxes paid                                                               $   440    $    25    $    40
                                                                           =============================
Supplemental schedule of non-cash investing and financing activities:
  Adjustment of securities available for sale to fair value, net of tax    $    48    $    52    $    30
  Adjustment of securities available for sale and securities available sale transferred to investment securities to
   fair value, net of tax, at the subsidiaries                               4,740      2,559      8,494
  Issuance of restricted stock units under deferred directors'
   compensation plan, net                                                    1,900          -          -


Form 10-K

      The following is a copy, except for the cover page, cross-reference sheet, certain portions of Part IV, signature pages, exhibit index and exhibits, of the Annual Report of Banknorth Group, Inc. (the "Company") on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission (the "Commission").

      Certain information included herein is incorporated by reference from the Company's 1997 Annual Report to Shareholders ("Annual Report") as indicated below. Except for those portions of the Annual Report which are expressly incorporated herein by reference, the Annual Report is not to be deemed filed with the Commission. The Annual Report and Form 10-K have not been approved or disapproved by the Commission, nor has the Commission passed upon the accuracy or adequacy of the same.

Part I                                                                  Pages

Item 1.    Business                                               3-25, 61-62

Item 2.    Properties                                               42, 62-63

Item 3.    Legal Proceedings                                           55, 63

Item 4.    Submission of Matters to a Vote of Security Holders            N/A

Part II                                                                 Pages

Item 5.    Market for Registrant's Common Equity and
           Related Shareholder Matters                              cover, 63

Item 6.    Selected Financial Data                                         26

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           3-25

Item 7A.    Quantitative and Qualitative Disclosures
            about Market Risk                                            9-10

Item 8.    Financial Statements and Supplementary Data                  30-60

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                             63

Part III

Item 10.   Directors and Executive Officers of the Registrant

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management

Item 13.   Certain Relationships and Related Transactions

Part IV**

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

* The information required by Part III is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 1998.

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

Business

      Banknorth Group, Inc. is the sole owner of five Vermont banks; namely, First Vermont Bank and Trust Company, Franklin Lamoille Bank, The Howard Bank, N.A., Granite Savings Bank and Trust Company and Woodstock National Bank; one Vermont limited charter bank, The Stratevest Group, N.A., a consolidated trust subsidiary; one New Hampshire holding company; namely North American Bank Corporation and its sole subsidiary, Farmington National Bank; and one Massachusetts bank; First Massachusetts Bank, NA., and its wholly owned subsidiaries, First Massachusetts Security Corporation, and Northgroup Investment and Insurance Services, Inc. Banknorth also established Banknorth Capital Trust 1 in May 1997. The Trust exists for the exclusive purpose of issuing and selling 30 year corporation-obligated mandatorily redeemable capital securities. Banknorth is also the sole owner of North Group Realty, Inc., which owns real estate utilized in the operation of Banknorth.

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

      The subsidiary banks offer a full range of loan, deposit, investment products and trust services designed to meet the financial needs of individual consumers, businesses and municipalities. Mortgage banking services are also offered through Banknorth Mortgage Company, a wholly-owned subsidiary of First Vermont Bank and Trust Company. These services are currently offered throughout the states of Vermont, Massachusetts and New Hampshire through a network of 60 banking offices.

      Based on total assets of $2.9 billion as of December 31, 1997, Banknorth is the largest bank holding company based in Vermont. In December 1997, Banknorth and its subsidiaries employed 1,185 on a full-time equivalent basis.

Competition

      Competition within New England for banking and related business is strong. Banknorth, through its subsidiaries, competes with both state and nationally-chartered commercial banks for deposits, loans and trust accounts, and with savings and loan associations, savings banks and credit unions for deposits and loans. In addition, there is significant competition with other financial institutions including personal loan companies, mortgage banking companies, finance companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers all actively engaged in providing various types of loans and other financial services.

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

Properties

      As of December 31, 1997, Banknorth subsidiaries operated 60 community banking offices and 75 automated banking machines throughout the states of Vermont, Massachusetts and New Hampshire. The Company's headquarters are located at 300 Financial Plaza, Burlington, Vt.

      The Company leases certain premises from third parties under terms and conditions considered by management to be favorable to the Company.

      Additional information relating to the Company's properties is set forth in note 7 to the consolidated financial statements on pages 42 of the Annual Report and incorporated herein by reference.

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

Market for Registrant's Common Equity and Related Shareholder Matters

      Banknorth's common stock, $1.00 par value per share (the "Common Stock"), began trading in the over-the-counter market, quoted on the NASDAQ National Market System ("NASDAQ"). As of December 31, 1997, there were 4,184 holders of record of the Common Stock.

      Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the board of directors and, in the event of dissolution and liquidation, to receive the net assets of Banknorth remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on the payment of dividends by the Company and its bank subsidiaries is set forth under "Business - Supervision and Regulation" and in note 14 to the consolidated financial statements on pages 47-49 in the Annual Report and incorporated herein by reference.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in accountants, nor were there any disagreements with the accountants on accounting and financial disclosure.

Part IV.

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.

a.1.      List of financial statements:

          Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995

          Consolidated Balance Sheets at December 31, 1997 and December 31, 1996

          Consolidated Statements of Changes in Shareholders' Equity for the Period January 1, 1995 to December 31, 1997

          Consolidated Statements of Cash Flow for the years ended December 31, 1997, 1996, and 1995

a.2.      List of financial schedules (Not applicable)

a.3.      Exhibits

          Item No.

          (3) Articles of incorporation and by-laws, previously filed with the Commission as (i) Exhibit 4 to the Company's Current Report on Form 8-K dated November 30, 1989, and (ii) as amended on Form 8-K/A dated December 7, 1995, (iii) as amended as an exhibit to the Company's Annual Report for the year ended December 31, 1996, and incorporated herein by reference.

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

                  (4)(iii)  First Amendment to Rights Agreement,
                            dated as of February 13, 1996, between the Company and Mellon Securities Trust Company, as Rights Agent, previously filed with the Commission as
                            Exhibit 3 to the Company's amended Registration Statement on Form 8-K/A dated March 1, 1996, and incorporated herein by reference.

          3(b)    Reports on Form 8-K

                  8-K Report dated October 30, 1997 announcing Stock Repurchase Program.

          (10)    Material contracts

                  10(i)     Supplemental Retirement Agreement dated
                            November 1, 1987, between the Company and William
                            H. Chadwick, previously filed with the Commission as Exhibit 10(xiv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference. *

                  10(ii)    Employment Agreement dated December 21,
                            1994, between the Company and William H. Chadwick, previously filed with the Commission as Exhibit 10(xiv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.*

                  10(iii)   Change-in-Control Agreement, dated
                            December 21, 1994, between the Company and Thomas
                            J. Pruitt, previously filed with the Commission as
                            Exhibit 10(xv) to the Company's Annual report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.*

                  10(iv)    Banknorth Group, Inc. Comprehensive
                            Long-term Executive Incentive Compensation Plan, as amended and restated July 26, 1994, previously filed with the Commission as Exhibit 10(4) to the Company's Registration Statement on Form S-3 (Reg. No. 33-80273), and incorporated herein by reference.*

                  10(v)     Banknorth Group, Inc. Supplemental
                            Employees Retirement Plan, dated January 1, 1995, previously filed with the Commission as Exhibit 10(xvi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.*

                  10(vi)    Banknorth Group, Inc. 1996 Management
                            Incentive Compensation Plan, previously filed as
                            Exhibit 10(10) to the Company's Registration
                            Statement on Form S-3 (Reg. No. 33-80273), and incorporated herein by reference.*

                  10(vii)   Banknorth Group, Inc. 1997 Management
                            Incentive Compensation Plan.*

                  10(viii)  Change-in-Control Agreement, dated
                            January 1, 1996, between the Company and Richard
                            J. Fitzpatrick., previously filed with the Commission as Exhibit 10(xi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*
                  10(ix)    Change-in-Control Agreement, dated
                            January 1, 1996, between the Company and Robert
                            M. Gillis, previously filed with the Commission as Exhibit 10(xii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, and incorporated herein by reference.*

                  10(x)     Change-in-Control Agreement, dated March
                            24, 1997, between the Company and John M. Keel.*

                  10(xi)    1994 Deferred Compensation Plan for
                            Directors and Selected Executive Officers of
                            Banknorth Group, Inc. and Participating
                            Affiliates, amended and restated as of July 1, 1997, previously filed as Exhibit 4 to the Company's Registration Statement on Form S-8 (Reg. No. 333-38353), and incorporated herein by reference.*

                  10(xii)   1997 Equity Compensation Plan for
                            Banknorth Group, Inc., previously filed as Exhibit 4 to the Company's Registration Statement on Form S-8 (Reg. No. 333-38349), and incorporated herein by reference.*

                  10(xiii)  Credit Agreements, dated December 16,
                            1996, among Banknorth Group, Inc., the lenders named therein, and The First National Bank of Chicago, as Agent, previously filed with the Commission as Exhibit 10(xii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.

          (11)    Statement re Computation of Per Share Earnings

                  Earnings per share computations are based on the weighted average number of shares outstanding after giving retroactive effect to stock dividends. The effect of the outstanding stock option awards are fully described in note 18 to the 1997 Banknorth Group, Inc. consolidated financial statements.

          (13) The Corporation's 1997 Annual Report to Shareholders, specifically designated portions of which have been incorporated by reference in this Report on Form 10-K, is filed herewith.

          (21)    Subsidiaries of Banknorth Group, Inc.
                  The Howard Bank, N.A.-Vermont

                  First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company-Vermont

                  Franklin Lamoille Bank-Vermont

                  Granite Savings Bank and Trust Company-Vermont

                  Woodstock National Bank-Vermont

                  North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank-New Hampshire

                  The Stratevest Group, N.A.-Vermont

                  First Massachusetts Bank, N.A., and its wholly owned subsidiaries, First Massachusetts Security Corporation, and Northgroup Investment and Insurance Services, Inc.- Massachusetts

                  Banknorth Capital Trust I-Vermont

                  North Group Realty-Vermont

          (23)    Independent Auditors' Report

                  Consent of Independent Public Accountants

          (99) The Proxy Statement for the Corporation's 1998 Annual Meeting of Shareholders to be filed with the Commission is incorporated herein by reference.

--------------------
*    denotes management contract or compensatory plan.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Banknorth Group, Inc.

By:   /s/ William H. Chadwick               By:   /s/ Thomas J. Pruitt
   -------------------------------------       --------------------------------
          William H. Chadwick                         Thomas J. Pruitt
   President and Chief Executive Officer       Executive Vice President and
                                                  Chief Financial Officer
Date: March 24, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                       Title                       Date
--------------------------------------------------------------------------------
/s/ Luther F. Hackett           Director, Chairman of the Board   March 24, 1998
-----------------------------
    Luther F. Hackett

/s/ William H. Chadwick         Director, President and Chief     March 24, 1998
-----------------------------   Executive Officer
    William H. Chadwick         (Principal Executive Officer)

/s/ Thomas J. Pruitt            Executive Vice President and      March 24, 1998
----------------------------    Chief Financial Officer
    Thomas J. Pruitt            (Principal Financial Officer)

/s/ Neal E. Robinson            Treasurer and Principal           March 24, 1998
-----------------------------   Accounting Officer
    Neal E. Robinson

/s/ Thomas J. Amidon            Director                          March 24, 1998
-----------------------------
    Thomas J. Amidon

/s/ Jacqueline D. Arthur        Director                          March 24, 1998
-----------------------------
    Jacqueline D. Arthur

/s/ Robert A. Carrara           Director                          March 24, 1998
-----------------------------
    Robert A. Carrara

/s/ Susan C. Crampton           Director                          March 24, 1998
-----------------------------
    Susan C. Crampton

/s/ Richard J. Fleming          Director                          March 24, 1998
-----------------------------
    Richard J. Fleming

/s/ Kathleen Hoisington         Director                          March 24, 1998
-----------------------------
    Kathleen Hoisington

/s/ Douglas G. Hyde             Director                          March 24, 1998
-----------------------------
    Douglas G. Hyde

/s/ Richard M. Narkewicz, M.D.  Director                          March 24, 1998
------------------------------
    Richard M. Narkewicz, M.D.

/s/ R. Allan Paul               Director                          March 24, 1998
------------------------------
    R. Allan Paul

/s/ Angelo P. Pizzagelli        Director                          March 24, 1998
------------------------------
    Angelo P. Pizzagalli

/s/ John B. Packard             Director                          March 24, 1998
------------------------------
    John B. Packard

/s/ Thomas P. Salmon            Director                          March 24, 1998
------------------------------
    Thomas P. Salmon

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

Earning assets

Interest-bearing deposits with banks, securities available for sale, investment securities, loans (net of unearned income), and money market investments.

Efficiency ratio

Total other operating expense, excluding OREO/ repossession expense, goodwill amortization, and other non-recurring expenses, as a percentage of net interest income, and total other operating income, excluding securities gains/losses and non-recurring items. All amounts are on a fully taxable equivalent basis.

Expense ratio

Total other operating expense, excluding OREO/ repossession expense, goodwill amortization, capital securities expense, and other non-recurring expenses, less other operating income, excluding securities gains or losses and non-recurring items, as a percentage of average earning assets. All amounts are on a fully taxable equivalent basis.

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

Internal Capital Generation Rate

Earnings retention rate multiplied by the return on average shareholders' equity.

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

Non-performing assets

When foreclosed and repossessed assets are added to non-performing loans, the result is defined as non-performing assets.

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