Form 10-Q
period 1998-03-31
BANKNORTH GROUP INC /NEW/ /DE/
filed 1998-05-14
CIK 851105

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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


15,339,296 shares of common stock, $l.00 par, outstanding on March 31, 1998.


INDEX TO FORM 10-Q



PART I                                                                      PAGE
--------------------------------------------------------------------------------

               Financial Highlights (Unaudited)                               1


      Item l   Interim Financial Statements

                  Consolidated Statements of Income for the Three Months
                  Ended March 31, 1998 and 1997 (Both unaudited)              2

                  Consolidated Balance Sheets at March 31, 1998
                  (Unaudited), December 31, 1997 and March 31, 1997
                  (Unaudited)                                                 3

                  Statements of Changes in Shareholders' Equity for the
                  Period January 1, 1997 to March 31, 1998 (Unaudited)        4

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 1998 and 1997 (Both unaudited)       5

                  Notes to Unaudited Interim Consolidated Financial
                  Statements                                                  6

                  Independent Auditors' Report                                8


      Item 2   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      9


      Item 3   Quantitative and Qualitative Disclosures about Market Risk    13



PART II
-------------------------------------------------------------------------------

      Item 1   Legal Proceedings                                            N/A

      Item 2   Changes in Securities                                        N/A

      Item 3   Defaults Upon Senior Securities                              N/A

      Item 4   Submission of Matters to a Vote of Security Holders          N/A

      Item 5   Other Information                                            N/A

      Item 6   Exhibits and Reports on Form 8-K                             N/A

               Signatures                                                    27


1st Quarter 1998 Financial Highlights (Unaudited)


                                                                         Three Months                    Twelve Months
                                                                       Ended March 31,                 Ended December 31,
                                                                 ----------------------------    -----------------------------
(Dollars in thousands, except share and per share data)              1998            1997            1997            1996
                                                                 ------------    ------------    ------------    ------------

INCOME DATA
Net interest income, taxable equivalent                          $    29,799     $    28,686     $   119,741     $   109,467
Net interest margin                                                     4.43%           4.73%           4.57%           4.86%

Net income                                                       $     6,924     $     7,050     $    30,489     $    25,390

SHARE AND PER SHARE DATA
Basic wtd. avg. number of shares outstanding                      15,450,990      15,553,496      15,610,254      15,320,424
Basic earnings per share (Basic EPS)                             $      0.45     $      0.45     $      1.95     $      1.66
Diluted wtd. avg. number of shares outstanding                    15,709,954      15,751,670      15,833,538      15,469,382
Diluted earnings per share (Diluted EPS)                         $      0.44     $      0.45     $      1.93     $      1.64

Shares outstanding, net of treasury shares, p.e.                  15,339,296      15,653,296      15,499,296      15,653,296
Book value, p.e.                                                 $     14.99     $     13.27     $     14.83     $     13.21
Tangible book value, p.e.                                              13.06           11.05           12.84           10.90

Cash dividends declared                                                 0.16           0.145            0.58            0.50
Market price:
High                                                                   37.38           23.13           33.50           20.75
Low                                                                    27.63           20.00           20.00           15.75
Close                                                                  36.50           20.25           32.13           20.75
Share volume                                                       2,161,724       1,798,732       7,907,500       7,546,276
Average monthly share volume                                         720,575         599,577         658,958         628,856

Price/Basic EPS (last four reported quarters)                           18.7            11.4            16.5            12.5
Price/Diluted EPS (last four reported quarters)                         19.0            11.5            16.7            12.7

AVERAGE BALANCES
Assets                                                           $ 2,916,000     $ 2,617,498     $ 2,772,807     $ 2,405,407
Earning assets                                                     2,731,060       2,457,419       2,617,544       2,247,267
Loans                                                              1,963,829       1,864,504       1,916,097       1,730,720
Goodwill                                                              30,358          35,600          33,650          34,582
Deposits                                                           2,183,436       2,065,842       2,109,049       1,989,006
Short-term borrowed funds                                            428,723         295,780         382,168         159,672
Long-term debt                                                        20,553          24,887          21,294          43,951
Corporation-obligated mandatorily redeemable capital
 securities                                                           30,000             ---          20,137             ---
Shareholders' equity                                                 228,650         207,678         217,657         191,279

KEY RATIOS
Return on average assets                                                0.96%           1.09%           1.10%           1.06%
Return on average shareholders' equity                                 12.28           13.77           14.01           13.27
Efficiency ratio                                                       62.56           61.37           62.06           62.11

Net loan charge-offs to average loans                                   0.15            0.35            0.29            0.34
Provision for loan losses to average loans                              0.38            0.38            0.40            0.32
Allowance for loan losses to loans, p.e.                                1.36            1.24            1.31            1.27
Allowance for loan losses coverage of non-performing
loans, p.e.                                                           178.48          123.27          175.08          124.00
Non-performing assets to total assets, p.e.                             0.55            0.76            0.56            0.76

Total capital to risk-adjusted assets, p.e.                            11.72           10.43           11.83           10.35
Tier 1 capital to risk-adjusted assets, p.e.                           10.48            9.22           10.63            9.11
Tier 1 capital to quarterly average total assets (Leverage)             7.88            6.92            7.97            6.91
Tangible shareholders' equity to tangible assets, p.e.                  6.84            6.62            6.88            6.65


Note: All share and per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                          Three Months
                                                         Ended March 31,
                                                       ------------------
(Dollars in thousands, except per share data)            1998       1997
                                                       ------------------

Interest income:
  Interest and fees on loans                           $44,144    $41,832
  Interest on money market investments                      45        114
  Interest on securities available for sale             11,394      8,448
  Interest on investment securities                        412        588
                                                       ------------------
    Total interest income                               55,995     50,982

Interest expense:
  Deposits                                              20,408     18,384
  Short-term borrowed funds                              5,656      3,655
  Long-term debt                                           336        395
                                                       ------------------
    Total interest expense                              26,400     22,434
                                                       ------------------

Net interest income                                     29,595     28,548
  Less: provision for loan losses                        1,845      1,750
                                                       ------------------
Net interest income after provision for loan losses     27,750     26,798
                                                       ------------------

Other operating income:
  Income from trust and investment management fees       2,222      2,022
  Service charges on deposit accounts                    2,163      1,856
  Card product income                                      408        720
  Loan servicing income                                    417        689
  Net loan transactions                                    611        235
  Net securities transactions                             (439)        18
  Bank owned life insurance                                540         --
  Other income                                           1,262      1,086
                                                       ------------------
    Total other operating income                         7,184      6,626

Other operating expenses:
  Compensation                                           9,842      8,966
  Employee benefits                                      2,301      2,326
  Net occupancy                                          2,008      1,975
  Equipment and software                                 1,736      1,756
  Data processing                                        1,151      1,207
  Other real estate owned and repossession                 222         97
  Legal and professional                                   941        794
  Printing and supplies                                    565        597
  Advertising and marketing                                688        614
  Communications                                           592        587
  Amortization of goodwill                               1,306      1,306
  Capital securities                                       789         --
  Other expenses                                         2,915      2,756
                                                       ------------------
    Total other operating expenses                      25,056     22,981
                                                       ------------------

Income before income tax expense                         9,878     10,443
Income tax expense                                       2,954      3,393
                                                       ------------------
Net income                                             $ 6,924    $ 7,050
                                                       ==================
Basic earnings per share                               $  0.45    $  0.45
                                                       ==================
Diluted earnings per share                             $  0.44    $  0.45
                                                       ==================


Note: All per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.


See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

                                                                     March 31,     December 31,     March 31,
(Dollars in thousands, except share and per share data)                1998            1997            1997
                                                                     -----------------------------------------
                                                                     (Unaudited)                   (Unaudited)

Assets
  Cash and due from banks                                            $   88,591     $   85,734     $   84,726
  Money market investments                                                  100             50            101
                                                                     ----------------------------------------
    Cash and cash equivalents                                            88,691         85,784         84,827
                                                                     ----------------------------------------

  Securities available for sale, at fair value                          710,426        710,308        542,861
  Loans held for sale                                                    46,549         24,958          8,533
  Investment securities                                                  22,598         23,972         31,977

  Loans                                                               1,969,114      1,960,629      1,899,495
  Less: allowance for loan losses                                        26,850         25,721         23,638
                                                                     ----------------------------------------
    Net loans                                                         1,942,264      1,934,908      1,875,857
                                                                     ----------------------------------------

  Accrued interest receivable                                            14,864         16,115         15,275
  Premises, equipment and software,  net                                 28,537         29,446         29,341
  Other real estate owned and repossessed assets                          1,238          1,574          1,013
  Goodwill                                                               29,613         30,919         34,836
  Capitalized mortgage servicing rights                                   4,911          4,650          4,233
  Bank-owned life insurance                                              40,617         40,077              -
  Other assets                                                           25,762         20,266         19,907
                                                                     ----------------------------------------
  Total assets                                                       $2,956,070     $2,922,977     $2,648,660
                                                                     ========================================

Liabilities, Corporation-Obligated Mandatorily Redeemable
 Capital Securities and Shareholders' Equity
  Deposits:
    Non-interest bearing                                             $  307,814     $  324,320     $  281,164
    NOW accounts & money market savings                                 939,028        895,682        787,801
    Regular savings                                                     182,044        185,453        212,651
    Time deposits $100 thousand and greater                              96,643        103,998         88,173
    Time deposits under $100 thousand                                   675,273        690,367        708,527
                                                                     ----------------------------------------
      Total deposits                                                  2,200,802      2,199,820      2,078,316
                                                                     ----------------------------------------

  Short-term borrowed funds:
    Federal funds purchased                                              22,880            700         12,430
    Securities sold under agreements to repurchase                      135,752        139,347        147,643
    Borrowings from U.S. Treasury                                        14,630         19,730         16,839
    Borrowings from Federal Home Loan Bank of Boston                    272,000        263,000        140,000
                                                                     ----------------------------------------
      Total short-term borrowed funds                                   445,262        422,777        316,912
                                                                     ----------------------------------------

  Long-term debt:
    Federal Home Loan Bank of Boston term notes                          11,884          6,139         11,329
    Bank term loan                                                        9,750         10,400         12,350
                                                                     ----------------------------------------
      Total long-term debt                                               21,634         16,539         23,679
                                                                     ----------------------------------------

  Accrued interest payable                                                4,969          4,721          4,257
  Other liabilities                                                      23,521         19,248         17,722
                                                                     ----------------------------------------

  Total liabilities                                                   2,696,188      2,663,105      2,440,886
                                                                     ----------------------------------------

  Corporation-obligated mandatorily redeemable capital securities        30,000         30,000              -

  Shareholders' equity:
    Common stock, $1.00 par value; authorized 20,000,000 shares;
     issued 15,653,296 shares as of March 31, 1998 and December
     31, 1997,  and 7,826,648 shares as of March 31, 1997                15,653         15,653          7,827
    Surplus                                                              84,132         83,770         87,377
    Retained earnings                                                   138,522        134,486        119,755
    Unamortized employee restricted stock                                (1,521)        (1,550)        (1,028)
    Accumulated other comprehensive income                                2,913          2,311         (6,157)
    Less: Common stock in treasury, at cost:
     314,000 shares as of March 31, 1998, 154,000 shares as of
     December 31, 1997 and no shares as of March 31, 1997                (9,817)        (4,798)             -
                                                                     ----------------------------------------
  Total shareholders' equity                                            229,882        229,872        207,774
                                                                     ----------------------------------------

  Total liabilities, corporation-obligated mandatorily redeemable
   capital securities and shareholders' equity                       $2,956,070     $2,922,977     $2,648,660
                                                                     ========================================


See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                  Unamortized   Accumulated
                                                                   Employee        Other
Dollars in thousands,                 Common            Retained  Restricted   Comprehensive  Treasury  Comprehensive
except per share data)                 Stock   Surplus  Earnings     Stock        Income       Stock       Income        Total
                                      -------  -------  --------  -----------  -------------  --------  -------------  ---------

Balance, January 1, 1997              $ 7,827  $87,410  $115,130   $(1,153)      $(2,477)     $    --                  $206,737
Comprehensive income:
  Net income                               --       --    30,489        --            --           --      $30,489       30,489
                                                                                                           -------
  Other comprehensive income, net
   of tax:
    Unrealized net holding gains
     arising during the year
     (pre-tax $7,654)                      --       --        --        --            --           --        4,954
    Reclassification adjustment for
     net gains realized in net
     income during the year
     (pre-tax $258)                        --       --        --        --            --           --         (166)
                                                                                                           -------
Other comprehensive income                                                         4,788                     4,788        4,788
                                                                                                           -------
Comprehensive income                                                                                       $35,277
                                                                                                           =======

Cash dividends $.58 per share              --       --    (9,069)       --            --           --                    (9,069)
Issuance of employee restricted
 stock                                     --       --        --      (315)           --           --                      (315)
Amortization of employee restricted
 stock                                     --      851        --       (82)           --           --                       769
Issuance of restricted stock units
 under directors' deferred
 compensation plan, net                    --    3,335        (4)       --            --           --                     3,331
Exercise of employee stock options,
 net                                       --       --    (2,060)       --            --           --                    (2,060)
Purchase of treasury stock, net            --       --        --        --            --       (4,798)                   (4,798)
2-for-1 stock split                     7,826   (7,826)       --        --            --           --                        --
                                      -----------------------------------------------------------------------------------------

Balance, December 31, 1997            $15,653  $83,770  $134,486   $(1,550)      $ 2,311      $(4,798)                 $229,872
                                      =========================================================================================

Comprehensive income:
  Net income                               --       --     6,924        --            --           --      $ 6,924        6,924
                                                                                                           -------
  Other comprehensive income, net
   of tax:
    Unrealized net holding gains
     arising during the quarter
     (pre-tax $517)                        --       --        --        --            --           --          318
    Reclassification adjustment for
     net losses realized in net
     income during the quarter
     (pre-tax $439)                        --       --        --        --            --           --          284
                                                                                                           -------
Other comprehensive income                                                           602                       602          602
                                                                                                           -------
Comprehensive income                                                                                       $ 7,526
                                                                                                           =======

Cash dividends  $ .16 per share            --       --    (2,472)       --            --           --                    (2,472)
Amortization of employee restricted
 stock                                     --      217        --        29            --           --                       246
Issuance of restricted stock units
 under directors' deferred
 compensation plan, net                    --      145        (3)       --            --           --                       142
Exercise of employee stock options,
 net                                       --       --      (413)       --            --           --                      (413)
Purchase of treasury stock, net            --       --        --        --            --       (5,019)                   (5,019)
                                      -----------------------------------------------------------------------------------------

Balance, March 31, 1998               $15,653  $84,132  $138,522   $(1,521)      $ 2,913      $(9,817)                 $229,882
                                      =========================================================================================


Note: All per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.


See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended March 31,
                                                                       ----------------------------
(Dollars in thousands)                                                   1998               1997
                                                                       ----------------------------

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
      Net income                                                       $  6,924           $  7,050

Adjustments to reconcile net income  to net cash
 provided by (used in) operating activities:
  Depreciation and amortization of premises, equipment and software       1,225              1,186
  Amortization of goodwill                                                1,306              1,306
  Net amortization of securities available for sale                         790                795
  Net accretion of investment securities                                    (70)               (93)
  Provision for loan losses                                               1,845              1,750
  Adjustment of other real estate owned to estimated fair value              --                 65
  Provision for deferred tax expense (benefit)                              (79)               185
  Amortization of employee restricted stock                                 246                 92
  Exercise of employee stock options, net                                  (413)              (155)
  Issuance of restricted stock units under directors' deferred
   compensation plan, net                                                   142                 --
  Net (increase) decrease in trading account assets                          11                 --
  Net securities transactions                                               439                (18)
  Net gain on sale of securities held for trading                           (12)                --
  Net gain on sale of other real estate owned and repossessed assets        (82)              (151)
  Proceeds from sale of loans held for sale                              55,133             25,165
  Originations and purchases of loans held for resale                   (76,113)           (21,357)
  Net gain on sale of loans held for sale                                  (611)              (235)
  Decrease (increase) in interest receivable                              1,251               (127)
  Increase in interest payable                                              248                343
  Decrease (increase) in other assets and other intangibles              (6,127)             3,306
  Increase (decrease) in other liabilities                                4,273               (502)
                                                                       ---------------------------
      Total adjustments                                                 (16,598)            11,555
                                                                       ---------------------------

      Net cash provided by (used in) operating activities                (9,674)            18,605
                                                                       ---------------------------

Cash flows from investing activities:
  Proceeds from maturity and call of securities available for sale       46,442             15,188
  Proceeds from maturity and call of investment securities                1,456              2,328
  Proceeds from sale of securities available for sale                    85,495                 --
  Purchase of securities available for sale                            (132,340)           (33,469)
  Proceeds from sale of OREO and repossessed assets                         827                943
  Loans purchased                                                            --            (26,352)
  Net increase in originated loans                                       (9,610)           (27,492)
  Capital expenditures                                                     (760)            (1,085)
                                                                       ---------------------------

      Net cash used in  investing activities                             (8,490)           (69,939)
                                                                       ---------------------------

Cash flows from financing activities:
  Net increase in deposits                                                  982             12,252
  Net increase in short-term borrowed funds                              22,485             36,451
  Purchase of treasury stock, net                                        (5,019)                --
  Issuance of long-term debt                                              7,645                 --
  Payments on long-term debt                                             (2,550)            (2,244)
  Dividends paid                                                         (2,472)            (2,270)
                                                                       ---------------------------
      Net cash provided by  financing activities                         21,071             44,189
                                                                       ---------------------------

Net increase  (decrease) in cash and cash equivalents                     2,907             (7,145)
                                                                       ---------------------------

Cash and cash equivalents at beginning of period                         85,784             91,972
                                                                       ---------------------------

Cash and cash equivalents at end of period                             $ 88,691           $ 84,827
                                                                       ===========================

Additional disclosure relative to statement of cash flows:
  Interest paid                                                        $ 26,152           $ 22,091
                                                                       ===========================
  Taxes paid                                                           $  3,523           $    106
                                                                       ===========================

Supplemental schedule of non-cash investing and financing activities:
  Net transfer of loans to OREO and repossessed assets                 $    409           $    949
  Adjustment to securities available for sale to fair value,
   net of tax                                                               602             (3,680)
  Amounts receivable for trading securities sold                          3,972                 --
  Amounts payable for trading securities purchased                       (3,971)                --


See accompanying notes to unaudited interim consolidated financial statements.


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries, First Massachusetts Bank, N.A., North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank, The Howard Bank, N.A., First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company, Franklin Lamoille Bank, Granite Savings Bank and Trust Company, Woodstock National Bank, The Stratevest Group, N.A., North Group Realty, Inc., and Banknorth Capital Trust I. It is the opinion of management that the accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which are considered necessary to report fairly the financial position as of March 31, 1998 and 1997, the Consolidated Statements of Income for the three months ended March 31, 1998 and 1997, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 and the Consolidated Statements of Changes in Shareholders' Equity for the three month period ended March 31, 1998 and the year ended December 31, 1997. The accompanying unaudited interim consolidated financial statements should be read in conjunction with Banknorth Group, Inc.'s consolidated year end financial statements, including notes thereto, which are included in Banknorth Group, Inc.'s 1997 annual report to shareholders on Form 10-K.

2. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Issuable shares (such as those related to the directors' restricted stock units), and returnable shares (such as restricted stock awards) are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions have been satisfied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). Share and per share data has been adjusted for the 2 for 1 stock split declared by the Company on February 24, 1998.

      The following table provides calculations of basic and diluted earnings per share:

                                                                   Three Months Ended March 31,
                                           ---------------------------------------------------------------------------
                                                           1998                                   1997
                                           ------------------------------------   ------------------------------------
                                                         Weighted                               Weighted
(Dollars in thousands, except for share                  Average      Per Share                 Average      Per Share
 and per share data)                       Net Income     Shares        Amount    Net Income     Shares        Amount
                                           ---------------------------------------------------------------------------

Basic earnings per share                     $6,924     15,450,990      $0.45       $7,050     15,553,496      $0.45
                                                                        =====                                  =====

Effect of dilutive securities:
  Stock options                                            228,200                                164,558
  Restricted stock awards                                   30,764                                 33,616
                                                        ----------                             ----------

Diluted earnings per share                   $6,924     15,709,954      $0.44       $7,050     15,751,670      $0.45
                                             =======================================================================

3. On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three month periods ended March 31, 1998 and 1997 was $7.5 million and $3.4 million, respectively.

4. In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Certain Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the December 31, 1998 consolidated financial statements.


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Banknorth Group, Inc.


      We have reviewed the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries ("the Company") as of March 31, 1998 and 1997, and the related consolidated statements of income, and cash flows for the three-month periods ended March 31, 1998 and 1997, and the consolidated statements of changes in shareholders' equity for the three months ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Banknorth Group, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income and cash flows for the year then ended (not presented herein) and the consolidated statement of changes in shareholders' equity for the year then ended; and in our report dated January 23, 1998, except for note 15 which is as of February 24, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 and the consolidated statements of changes in shareholders' equity for the year ended December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of changes in shareholders' equity from which it has been derived.


                                        /S/ KPMG PEAT MARWICK LLP


Albany, New York
April 17, 1998



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


      The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Banknorth Group, Inc. ("the parent company") and its subsidiaries during the three months ended March 31, 1998, with comparisons to 1997, as applicable. Collectively, the parent company and its subsidiaries are referred to herein as "Banknorth" or "Company". Net interest income and net interest margin are presented in this discussion on a fully taxable equivalent basis (f.t.e.). Balances discussed are daily averages unless otherwise described. The unaudited consolidated interim financial statements, as well as the 1997 annual report to shareholders' should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

      The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

      The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.


OVERVIEW

      Banknorth recorded net income of $6.9 million, representing basic earnings per share ("EPS') of $.45 and $.44 diluted EPS, for the three months ended March 31, 1998, compared to $7.1 million, or $.45 basic EPS, and $.45 diluted EPS for the three months ended March 31, 1997.

      During the first quarter of 1998:

      * Banknorth's stock price closed at $36.50 per share on March 31, 1998.

      * The Company announced a 2-for-1 stock split in the form of a 100% stock dividend which took effect on April 6, 1998.

      * Retail loan production volume at Banknorth Mortgage Company, the Company's mortgage banking subsidiary, was at record levels due to the current low interest rate environment.

      * The Company sold approximately $85.5 million of balloon mortgage-backed securities held in the available for sale portfolio. While the sale resulted in a pre-tax loss of $504 thousand, the enhanced yield received through reinvestment will result in recovery of the loss in 1998 and enhanced earnings prospectively. The effect of the loss on an after tax basis was two cents on diluted earnings per share.

      * 160,000 shares of the Company's common stock was repurchased in accordance with the previously announced stock buyback plan.


STOCK SPLIT

      On February 24, 1998, the board of directors declared a 2-for-1 split of its common stock effected in the form of a 100% stock dividend. The new shares were issued on April 6, 1998, to shareholders of record on March 20, 1998. The stock split was recorded as of December 31, 1997 by a transfer of $7.8 million from surplus to common stock, representing the $1.00 par value for each additional share issued. All share and per share data has been restated to reflect the split.


ASSET/LIABILITY MANAGEMENT

      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary earning assets with additional capacity invested in money market instruments. Earning assets were 92.99% and 93.74% of total assets at March 31, 1998 and 1997, respectively.

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

Corporation-Obligated Mandatorily Redeemable Capital Securities

      On May 1, 1997, Banknorth established Banknorth Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon filing a certificate of trust with the Delaware Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year corporation-obligated mandatorily redeemable capital securities ("capital securities") in the aggregate amount of $30.0 million at 10.52%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the parent company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The corporation-obligated junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation- obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the parent company. The Company has used the net proceeds from the sale of the capital securities for general corporate purposes. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. The parent company's primary sources of funds to pay interest on the debentures are current dividends from subsidiary banks. Accordingly, the parent company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends.

Earning Assets

      Earning assets were $2.7 billion during the first quarter of 1998, an increase of $273.6 million, or 11.1% from the first quarter of 1997. Table A, Mix of Average Earning Assets, shows how the mix of earning assets has changed as compared to the same period in 1997.

      Loans. Average total loans of $2.0 billion during the three months ended March 31, 1998, were $99.3 million, or 5.3%, above the same period of 1997. The increase in total loans from year to year is attributable to strong loan demand in the Massachusetts market and improved lending activity in Vermont and New Hampshire. Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of March 31, 1998 and 1997, as well as December 31, 1997.

      Given the current economic indicators and interest rate environment, management believes that the Company will see continued but slowing growth in the loan portfolio during 1998. If interest rates rise, a greater slow down in lending activity could be expected.

      Loans held for sale. Loans designated as held for sale are primarily single-family mortgages, originated by the Company's mortgage banking subsidiary or purchased through its wholesale lending operation, awaiting sale into the secondary market or to other Banknorth subsidiaries. Loans originated or purchased by the mortgage company are sold on the secondary market with some level of production, primarily adjustable rate mortgages, retained by the Company and held in its mortgage portfolio. Loans held for sale were $29.9 million during the first quarter of 1998, $17.5 million, or 141.3% higher than the average for the three-month period ending March 31, 1997, and $10.2 million or 51.9% higher than the average for the fourth quarter of 1997. New loan originations and refinancing activity is at record levels due to the current low market interest rates. This high production level results in a greater level of mortgage product awaiting sale into the secondary market. Management expects production will continue to be strong throughout the first half of 1998.

      Securities available for sale. This portfolio is managed on a total return basis with the objective of exceeding, by 50 basis points, the return that would be experienced if investing solely in U.S. Treasury instruments. This category of investments is used primarily for liquidity purposes while simultaneously producing earnings, and is managed under prudent policy limits established for average duration, average convexity and average portfolio life.

      Period end balances in securities available for sale totaled $710.4 million at March 31, 1998 as compared to $542.9 million at March 31, 1997, an increase of $167.6 million or 30.9%. The March 1998 balance is stated net of a fair value adjustment reflecting net unrealized gains of $4.5 million, whereas the March 1997 balance is net of a fair value adjustment reflecting net unrealized losses of $9.7 million. The increase in the portfolio balance noted above was primarily the result of the Company increasing its holdings of securities available for sale in order to effectively leverage the net proceeds of the capital securities, and the re-investment of cash flows generated by the held-to-maturity portfolio into the available for sale portfolio. These increases were partially offset by the Company's purchase of $40.0 million in bank-owned life insurance ("BOLI") in the fourth quarter of 1997. Securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the BOLI program. Average balances for securities available for sale for the three months ended March 31, 1998 and 1997 were $711.1 million and $539.6 million, respectively.

      In January 1998, Banknorth sold approximately $85.5 million of balloon mortgage-backed securities from the available for sale portfolio. While the sales resulted in a pre-tax net loss of $504 thousand, the enhanced yield received through re-investment will result in recovery of the loss prior to the end of 1998. Investment securities yielding approximately 5.12% were sold and replaced with securities yielding approximately 6.48%. After recovering the $504 thousand loss incurred, Banknorth anticipates additional interest income of approximately $523 thousand during 1998 and approximately $994 thousand in improved interest income in 1999 as a result of this sale. The new investment securities purchased, as well as the characteristics of the portfolio after the transaction, meet all established corporate guidelines.

      Investment securities. The designation "investment securities" is made at the time of purchase or transfer based upon the intent and ability to hold these securities until maturity. The management of this portfolio focuses on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. Cash flow guidelines and average duration targets have been established for management of this portfolio. As of March 31, 1998, the balance of securities in this category was $22.6 million, $9.4 million below the balance at March 31, 1997. The primary cause of the reduced portfolio size was the reinvestment of cash flows from maturities during 1997 and thus far in 1998 into the available for sale portfolio.

      Table C, Securities Available for Sale and Investment Securities contains details of investment securities at March 31, 1998 and 1997, as well as December 31, 1997.

      Money market investments. Money market investments, primarily Federal funds sold, averaged $2.9 million during the first quarter of 1998, down $4.8 million, or 61.9%, from the first quarter of 1997. Subsidiary banks with excess overnight cash positions invest such funds with other subsidiary banks that may have short term funding needs. This internal settlement, performed prior to purchasing funds in the market, reduces funding costs and improves overall liquidity.

      Income on earning assets. Income from earning assets was $56.2 million for the three-month period ended March 31, 1998, as compared to $51.1 million for the same period in 1997. The increase of $5.1 million, or 9.9%, resulted from the increases in earning assets through normal growth and asset purchases described previously. Total earning assets during the first quarter of 1998 of $2.7 billion yielded 8.36%, while in 1997 earning assets of $2.5 billion yielded 8.42%. The increase in earning assets contributed $5.4 million towards the increase in interest income, while the decline in yield of 6 basis points resulted in $364 thousand less in interest income. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest income from earning assets.

Funding Sources

      Banknorth utilizes various traditional sources of funding to support its earning asset portfolios. Average total net funding increased by $246.2 million, or 10.3%, in the first quarter of 1998 in comparison to the average for the quarter ended March 31, 1997. Table E, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for the first quarter of 1998 and 1997.

      Deposits. Total core deposits average $2.1 billion during the three month period ended March 31, 1998, $110.1 million, or 5.6%, over the first quarter average of 1997. NOW and money market accounts increased by $135.9 million, while retail time deposits in denominations less than $100,000 decreased by $20.6 million and regular savings decreased $30.0 million. In the current low rate environment, the indexed money market product offered is an attractive option for our customers. Total core deposits represented 79.2% of total net funding during the first quarter of 1998 as compared to 82.8% during the same quarter of 1997.

      Purchased liabilities. Total purchased liabilities increased on average by $138.7 million to $537.6 million during the first quarter of 1998 from $398.9 million during the first quarter of 1997. The increased borrowings, or purchased liabilities, were the result of the incremental funding requirements related to loan and investment purchases made during 1997. As stated previously, various asset purchases were made to increase the Company's earning asset base and effectively utilize the net proceeds from the capital securities transaction. Banknorth constantly seeks to fund its earning assets in the most efficient and profitable manner. Accordingly, management expects prudent levels of short-term borrowed funds and long-term debt to continue to be important sources of funding.

      Bank Debt. Average bank debt of $10.4 million during the first quarter of 1998 represents the 1994 funding of the acquisition of North American Bank Corporation. Banknorth financed the transaction with a bank credit facility whose original terms were re-negotiated in December 1996. The re-negotiated terms provide improved pricing and an extension of the repayment period. The balance of $9.8 million at March 31, 1998 will be repaid within four years.

      Interest expense summary. Total interest expense for the three months ended March 31, 1998 was $26.4 million, an increase of $4.0 million or 17.7%, as compared to the same period of 1997. Increased levels of interest-bearing liabilities contributed $2.5 million to the increase while the increase in rates paid increased interest expense by $1.5 million. The cost of interest bearing liabilities was 4.59% in the first quarter of 1998, an increase of 28 basis points from the first quarter of 1997.

      Tables D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis, contain details of changes by category of interest bearing liabilities and interest expense.

Net Interest Income

      Net interest income totaled $29.8 million and $28.7 million for the three month periods ended March 31, 1998 and 1997, respectively. The net interest margin was 4.43% during the first quarter of 1998 as compared to 4.73% during the same period of 1997. The yield on earning assets of 8.36% for the first quarter of 1998, was 6 basis points below the corresponding period of the prior year. Interest rates generally decreased during 1997 and the first quarter of 1998. This trend of the decreasing yield on earning assets was experienced throughout 1996 and 1997. During the fourth quarter of 1997, the net interest margin was 4.48%, 9 basis points below the margin for the full year of 1997. The net interest margin narrowed during 1997 and to date in 1998 as competition for quality credits and retail deposits resulted in a tighter spread between asset yields and deposit costs. A changing mix of deposits where higher cost deposits, such as money market accounts, are increasing whereas lower cost deposits are declining contributed to the narrowing margin.

      Also impacting the net interest margin was the issuance of $30.0 million in corporation-obligated mandatorily redeemable capital securities in May 1997. In an effort to increase interest income sufficient to offset the cost of the capital securities, the Company purchased approximately $120.0 million in earning assets. This leveraging strategy is anticipated to be short-term in nature, and use of these funds will change in response to future corporate initiatives.

      Further, the purchase of $40.0 million in BOLI adversely impacted the net interest margin as securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the bank-owned life insurance program. The earnings from BOLI are recorded as other non-interest income and are tax exempt.


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

      NPAs were $16.3 million at March 31, 1998, a decrease of $3.9 million, or 19.4%, from March 31, 1997 and equal to the NPAs at December 31, 1997. The ratio of NPAs to loans plus other real estate owned and repossessed assets at March 31, 1998, was .83% compared to 1.06% at March 31, 1997. Table G, Non-performing Assets, contains the details for March 31, 1998 and 1997, and December 31, 1997.

      Non-performing loans ("NPLs") at March 31, 1998 were $15.0 million, a net decrease of $4.1 million, or 21.5%, from March 31, 1997. The decrease in NPLs is largely in non-accrual loans reflecting relative improvement in the overall credit quality of the loan portfolio. Delinquency rates in the residential portfolio are consistent with trends seen regionally and nationally. Given the possibility of increases in interest rates, management expects that certain credits may encounter difficulty in continuing to perform under the contractual terms of their loans should rates actually increase. While this occurrence might result in increases in NPLs and subsequent charge-offs, management does not expect it to materially affect the Company's performance during the year.

      Total other real estate owned and repossessed assets were $1.2 million at March 31, 1998, up $225 thousand from one year earlier and down $336 thousand from December 31, 1997.

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

      Table H, Summary of Loan Loss Experience, includes an analysis of the changes to the allowance for the three months ended March 31, 1998 and 1997, as well as for the year ended December 31, 1997. Loans charged off in the first three months of 1998 were $1.9 million, or an annualized .39% of average loans. This represents an improvement over the prior year's first quarter results when charge-offs totaled $2.8 million, or an annualized .59% of average loans. Recoveries in the first quarter of 1998 on loans previously charged off were $1.2 million as compared to $1.1 million for the same period of 1997.

      The provision for loan losses ("provision") for the three months ended March 31, 1998 was $1.8 million, or an annualized .38% of average loans. Provisions of $1.8 million, or an annualized .38% of average loans, and $7.7 million, or .40% of average loans were experienced during the first quarter of 1997 and the full year of 1997, respectively.

      Provisions recorded are those necessary to maintain the allowance at a level adequate enough to absorb reasonably predictable loan charge-offs. At March 31, 1998, the allowance provided a coverage of non-performing loans of 178.48% as compared to 175.08% and 123.27% at December 31, 1997 and March 31, 1997, respectively.

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

      Certain imbalances causing interest rate risk to exceed policy limits are correctable through management of asset and liability product offerings. Depending upon the specific nature of the imbalance, it may be more efficient and less costly to utilize off-balance sheet instruments such as interest rate swaps and interest rate cap or floor agreements, among other things, to correct the imbalance. Banknorth utilized both swaps and floors to address certain interest rate risk exposures.

      A significant portion of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point in this instance where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin. To protect the Company from this occurrence, interest rate floors in the notional amount of $295.0 million and interest rate swaps in the notional amount of $50.0 million are used to mitigate the potential reduction in interest income on certain adjustable and variable rate loans.

      The aggregate cost of the interest rate floors was $2.8 million which is being amortized as an adjustment to the related loan yield on a straight-line basis over the terms of the agreements. At March 31, 1998, the unamortized balance of these interest rate floors was $1.3 million. The estimated fair value of these floors was $665 thousand as of March 31, 1998. The estimated fair value of the interest rate swap contracts was $254 thousand as of March 31, 1998.

      Banknorth utilizes an interest rate risk model widely recognized in the financial industry to monitor and measure interest rate risk. The model simulates the behavior of interest income and expense of all on and off balance sheet financial instruments under different interest rate scenarios together with a dynamic future balance sheet. Banknorth measures its interest rate risk in terms of potential changes in net interest income.

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

      The Company achieves its liability based liquidity objectives in a variety of ways. Net liabilities can be classified into three basic categories for the purpose of managing liability-based liquidity: core deposits, purchased liabilities and long-term or capital market funds. Core deposits consist of non-interest bearing demand deposits and retail deposits. These deposits result from relatively dependable customers and commercial banking relationships and are therefore viewed as a stable component of total required funding. Banknorth will continue to seek funding in the most efficient and cost effective manner as is possible. Table E reflects the components of funding for March 31, 1998 and 1997.

      Among the traditional funding instruments comprising the category of purchased liabilities are time deposits $100 thousand and greater, Federal funds purchased, securities sold under agreement to repurchase, borrowings from the United States Treasury Department Treasury, Tax and Loan accounts, and short and long-term borrowings from the FHLB.

      One of the principal components of short-term borrowed funds is securities sold under agreement to repurchase. These borrowings generally represent short-term uninsured customer investments, which are secured by Company securities. During the first quarter of 1998, the average securities sold under agreement to repurchase were $138.2 million, as compared to $143.8 million in the first quarter of 1997.

      Long-term funding, primarily through the FHLB, was $10.2 million during the first quarter of 1998, down $1.7 million from the quarter ended March 31, 1997. The long-term notes were replaced mostly by short-term notes from the FHLB.

      As previously discussed, the Company utilized financial institution borrowings pursuant to a five year credit facility to finance the NAB acquisition. The Company's primary source of funds to pay principal and interest under this credit facility is dependent upon the continued ability of the subsidiary banks to pay dividends in an amount sufficient to service such debt.

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


OTHER OPERATING INCOME AND EXPENSES

      Other operating income is a significant source of revenue for Banknorth and an important factor in the Company's results of operations. Other operating income totaled $7.2 million for the first quarter of 1998, $558 thousand or 8.4% higher than the first quarter of 1997.

      Trust and investment management. The trust function contributes the largest recurring portion of other operating income through fees generated from the performance of trust and investment management services. Income from trust and investment management services totaled $2.2 million in the first quarter of 1998, an increase of $200 thousand, or 9.9% over the same period of 1997. The increase resulted from increased assets under management by The Stratevest Group, N.A., the Company's trust bank as well as strong financial market conditions. Opportunities for increases in the generation of trust income lie in increased penetration of the Massachusetts and New Hampshire markets. Accordingly, management expects increased levels of trust and investment management income in 1998.

      Service charges on deposit accounts. Service charges on deposit accounts, $2.2 million for the three months ended March 31, 1998, were $307 thousand, or 16.5% above the same period of 1997. During late 1997, Banknorth reviewed and enhanced its policies and practices regarding service charges and service charge waivers. Accordingly, the level of fee income increased this quarter over the 1997 level and is expected to increase further in 1998.

      Card product income. Card product income declined $312 thousand, to $408 thousand, for the first quarter of 1998 as compared to the first quarter of 1997. The decline is the result of the sale of the merchant processing business in late 1997. Income on card products is, therefore, expected to continue at a reduced level throughout 1998 as the gross merchant processing income, amounting to $1.4 million in 1997, will no longer by received by the Company.

      Loan servicing income. Loan servicing income, primarily mortgage servicing at BMC, was $417 thousand in the first quarter of 1998, a decrease of $272 thousand, or 39.5%, from the same period of 1997. The decline is the result of the reduction in the balance of mortgage loans serviced for unrelated third parties from $984.3 million at March 31, 1997 to $887.1 million at the March 31, 1998, and increased amortization of mortgage servicing rights (MSR). The amortization of mortgage servicing rights was $318 thousand in the first quarter of 1998 compared to $237 thousand for the same period in 1997. During the first quarter of 1998, as a result of the high volume of refinancing, the Company wrote down $80 thousand of its MSR balance due to impairment. Further impairment writedowns or reserves are anticipated during the year.

      Net loan transactions. Net loan transaction income is normally generated through the origination and subsequent sale of mortgage products into the secondary mortgage market. Net loan transaction income in the first quarter of 1998 amounted to $611 thousand, $376 thousand greater than the same period of 1997. The significant increase was the result of the record level production during the first quarter of 1998 given the current low rate environment.

      Net securities transactions. Net gains or losses from securities transactions are also included in other operating income. In the first quarter of 1998, the Company realized $439 thousand in net securities losses as compared to the first quarter of 1997 when it realized $18 thousand in net gains. The net loss in 1998 was the result of the sale of approximately $85.5 million of securities available for sale during January 1998 at a loss of approximately $504 thousand. The loss is expected to be recovered through enhanced yields within a six month period. The Company anticipates that it will consider additional sales from the securities available for sale portfolio during 1998 as it attempts to achieve its objectives in the total return management of the securities available for sale portfolio. The Company also expects that future losses incurred, if any, would be recovered through yield improvement within a one to two year period.

      BOLI income. In the fourth quarter of 1997, Banknorth purchased $40.0 million of bank-owned life insurance which resulted in $540 thousand in other income in the first quarter of 1998. Securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the bank-owned life insurance program. As a result of this fourth quarter transaction, the Company benefits in future periods from the tax free nature of income generated from the life insurance policies. In general, the yield received from the bank owned life insurance is comparable to the yield previously received on the securities available for sale, thereby causing the Company's earnings stream to benefit from the tax characteristics of the bank-owned life insurance.

      Other income. Other income amounted to $1.3 million for the three months ended March 31, 1998, compared to $1.1 million for the three months ended March 31, 1997. The increase in other income of $176 thousand, or 16.2%, was primarily the result of newly implemented ATM terminal usage fees. In October 1997, the Company commenced charging a terminal usage fee for ATM transactions by non-customers. During the first quarter of 1998, the Company recorded $190 thousand in surcharging income. This fee allows the Company to recover a portion of the expense of operating the ATM network.

Other Operating Expenses

      Other operating expenses for the first quarter of 1998 was $25.1 million, $2.1 million, or 9.0%, above expense levels in the first quarter of 1997. The majority of the increase in operating expenses is the expense of $789 thousand relating to the capital securities issued in May 1997 and a $883 thousand increase in incentive compensation expense. The Company's efficiency ratio was 62.56% in the first quarter of 1998, up from 61.37% from the same period one year earlier.

      Compensation. Compensation expense increased by $876 thousand, or 9.8%, in the first quarter of 1998 in comparison to the first quarter of 1997. The increase in this expense is primarily due to increased costs associated with the increase in the volume of mortgage loan activity, and the increased costs associated with incentive compensation, including the restricted stock awards which are directly impacted by the increase in the Company's stock price. Banknorth's stock price rose from $32.13 per share at December 31, 1997 to $36.50 per share at March 31, 1998, an increase of 13.6%.

      Data processing. Data processing fees include payments to Banknorth's vendors of mainframe systems and site management, credit card processing, ATM transaction processing and shareholder accounting services. These fees declined $56 thousand or 4.6% in the first quarter of 1998 in comparison to the same period of 1997 primarily as a result of the sale of the merchant processing business. The Company is no longer incurring operating expenses for this segment of the business.

      Other real estate owned. Expenses relating to other real estate owned and repossessed assets increased for the first quarter of 1998 by $125 thousand as compared to March 31, 1997. Included in this expense category in the first quarter of 1998 are net gains on the sale of other real estate owned and repossessed assets in the amount of $82 thousand. Net gains on sales in the first quarter of 1997 were $151 thousand. Management anticipates the level of other real estate owned and repossession expenses to remain steady throughout the year.

      Legal and professional. Legal and professional expenses of $941 thousand during the first quarter of 1998, were $147 thousand higher than the first quarter of 1997. The increase in expense is primarily caused by increased business in the mortgage banking area.

      Advertising and marketing. Advertising and marketing expenses were $688 thousand for the three months ended March 31, 1998, $74 thousand, or 12.1% higher than the first three months of 1997. A new branding initiative was announced in late 1997 and resulted in higher expenses this quarter in comparison to the same quarter a year ago. Marketing expenses are expected to be slightly higher throughout 1998 in comparison to 1997.

      Goodwill. Amortization of goodwill amounted to $1.3 million in first quarters of 1998 and 1997. Goodwill expense is expected to remain at this level throughout 1998.

      Capital securities. The capital securities issue in May 1997, which created Tier I capital, gave rise to expense of $789 million in the first quarter of 1998. As mentioned previously, incremental investment purchases were made in an effort to offset the cost of the capital securities through increased net interest income. Funding for the investments was primarily in the form of borrowings from the FHLB.

      Other. Other expenses totaled $2.9 million and $2.8 million for the three months ended March 31, 1998 and 1997, respectively. The majority of the $159 thousand increase was the result of increased directors' costs related to deferred compensation caused by the change of the Banknorth stock price in the first quarter of 1997 compared to the first quarter of 1998. The stock price dropped $.50 per share in the first quarter of 1997.


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


INCOME TAXES

      In the first quarter of 1998, Banknorth recognized income tax expense of $3.0 million, as compared to $3.4 million in first quarter of 1997. The decrease in tax expense is primarily reflective of the reduction in the effective rate from 32.5% in the first quarter of 1997 to 29.9% in the first quarter of 1998. The tax expense on the Company's income was lower than tax expense at the statutory rate of 35%, due primarily to tax-exempt income, the impact of BOLI earnings, and low-income housing credits.


CORE TANGIBLE PERFORMANCE

      After removing the impact of the balance of goodwill and the related period amortization, "core tangible" performance as of March 31, 1998 and 1997 was as follows:

                                                                    March 31,
                                                           ----------------------------
                                                               1998            1997
                                                           ------------    ------------
(Dollars in thousands, except share and per share data)

Net income, as reported                                    $     6,924     $     7,050
Add:  Amortization of goodwill, net of tax                         836             836
                                                           ---------------------------
"Core tangible income"                                     $     7,760     $     7,886
                                                           ===========================

Average tangible assets                                    $ 2,885,642     $ 2,581,898
Average tangible equity                                    $   198,292     $   172,078
Diluted  weighted average shares outstanding                15,709,954      15,751,670

"Core tangible" return on average tangible assets                 1.09%           1.24%
"Core tangible" return on average tangible equity                15.87%          18.59%
"Core tangible" diluted earnings per share                 $       .49     $       .50

All share and per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.


CAPITAL RESOURCES

      Consistent with its long-term goal of operating a sound and profitable financial organization, Banknorth strives to maintain strong capital ratios. Prior to 1996, new issues of equity securities had not been required since traditionally most of its capital requirements had been provided through retained earnings. However, to continue the Company's growth through acquisition, Banknorth chose to raise approximately $32.2 million in equity capital through the issuance of 2,044,446 shares (1,022,223 shares immediately prior to the split) of its common stock in February 1996.

      In October 1997, Banknorth announced a stock buyback plan. The Company plans to buy back up to 5%, or 782,665 shares of its outstanding common stock. The Company repurchased 314,000 shares as of March 31, 1998. These shares are held as treasury stock by the Company. Management intends to complete the buyback program in 1998.

      On February 24, 1998, the Board of Directors approved a 2-for-1 split of its common stock effected in the form of a 100% stock dividend. The new shares were issued April 6, 1998, to shareholders of record on March 20, 1998. All per share data has been restated for this stock split.

      During the first quarter of 1998, the board of directors declared a dividend of $.16 per share, resulting in a payout of 35.7% of first quarter 1998 net income. The board of directors of the Company presently intends to continue the payment of regular quarterly cash dividends subject to adjustment from time to time, based upon the Company's earnings outlook and other relevant factors. The Company's principal source of funds to pay cash dividends is derived from dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. As part of its plan to capitalize FMB at a "well-capitalized" level for regulatory capital purposes, the Company, in the first quarter of 1996, redeployed accumulated capital of certain of its subsidiary banks which included substantially all of the then current dividend paying capacity of such subsidiary banks. Because the special dividend exceeded applicable regulatory limitations, the Company obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend which exceeded such regulatory limitations. Payment of that special dividend restricts the dividend paying capacity of the subsidiary banks to 100% or less of prospective current period net income. Accordingly, the payment of dividends by the Company in the future will require the generation of sufficient earnings by the subsidiary banks. The Company presently expects all subsidiary banks to be profitable and continue to pay sufficient dividends.

      At March 31, 1998, Banknorth's Tier I capital was $227.4 million, or 10.48% of total risk-adjusted assets, compared to $179.1 million and 9.22% as of March 31, 1997. The $48.3 million increase in the Tier I capital is attributable to the strong earnings of the Company and the issuance of the $30.0 million in Corporation-obligated mandatorily redeemable capital securities. The capital securities qualify as Tier I capital under regulatory definitions. The ratio of Tier I capital to total quarterly average adjusted assets (leverage ratio) was 7.88%, and 6.92% as of March 31, 1998 and 1997, respectively. Banknorth, and its subsidiaries individually, are "well capitalized" at March 31, 1998 according to regulatory definition, and thereby, exceed all minimum regulatory capital requirements. Table I, Capital Ratios, provides the components of capital as of various dates.


TABLE A.  Mix of Average Earning Assets

                                                    Three Months                                   Percentage of
                                                   Ended March 31,                   % of      Total Earning Assets
                                              ------------------------              Total      --------------------
(Dollars in thousands)                           1998         1997        Change    Change      1998        1997
                                              ---------------------------------------------------------------------

Loans, net of unearned income
 and unamortized loan fees and costs:
  Commercial, financial and agricultural      $  341,117    $  308,200    $ 32,917    12.0%     12.5%        12.5%
  Construction and land development               34,545        30,660       3,885     1.4       1.3          1.3
  Commercial real estate                         567,107       534,850      32,257    11.8      20.7         21.8
  Residential real estate                        765,601       744,450      21,151     7.7      28.0         30.3
  Credit card receivables                         27,181        22,867       4,314     1.6       1.0          0.9
  Lease receivables                               75,256        72,572       2,684     1.0       2.8          3.0
  Other installment                              153,022       150,905       2,117     0.8       5.6          6.1
                                              -------------------------------------------------------------------

      Total loans, net of unearned income
       and unamortized loan fees and costs     1,963,829     1,864,504      99,325    36.3      71.9         75.9

Securities available for sale:
  U.S. Treasuries and Agencies                   133,227       114,687      18,540     6.8       4.9          4.7
  States and political subdivisions                5,869         2,366       3,503     1.3       0.2          0.1
  Mortgage-backed securities                     329,672       273,159      56,513    20.6      12.1         11.1
  Corporate debt securities                      203,287       122,116      81,171    29.6       7.4          5.0
  Equity securities                               39,053        27,308      11,745     4.3       1.4          1.1
                                              -------------------------------------------------------------------
      Total securities available for sale,
       at fair value                             711,108       539,636     171,472    62.6      26.0         22.0

Investment securities:
  U.S. Treasuries and Agencies                     7,262        12,631      (5,369)   (2.0)      0.3          0.5
  States and political subdivisions                  781         1,127        (346)   (0.1)       --           --
  Mortgage-backed securities                      15,197        19,385      (4,188)   (1.5)      0.6          0.8
  Corporate debt securities                           10            10          --      --        --           --
                                              -------------------------------------------------------------------

      Total investment securities,
       at amortized cost                          23,250        33,153      (9,903)   (3.6)      0.9          1.3

Loans held for sale                               29,926        12,400      17,526     6.4       1.1          0.5

Money market investments                           2,947         7,726      (4,779)   (1.7)      0.1          0.3
                                              -------------------------------------------------------------------

Total earning assets                          $2,731,060    $2,457,419    $273,641   100.0%    100.0%       100.0%
                                              ===================================================================


TABLE B. Loan Portfolio

                                                       At March 31,                       At December 31,            % Change
                                       --------------------------------------------    --------------------    --------------------
                                               1998                    1997                    1997            03/31/98    03/31/98
                                       --------------------    --------------------    --------------------     versus      versus
(Dollars in thousands)                   Amount     Percent      Amount     Percent      Amount     Percent    03/31/97    12/31/97
                                       --------------------------------------------------------------------------------------------

Commercial, financial, and
 agricultural                          $  354,999    18.0%     $  318,434    16.8%     $  332,385    17.0%       11.5%        6.8%

Real estate:
  Construction and land development        35,080     1.8          31,881     1.7          36,276     1.8        10.0        (3.3)
  Commercial                              567,398    28.8         546,532    28.8         563,800    28.8         3.8         0.6
  Residential                             755,164    38.4         760,632    40.0         773,429    39.4        (0.7)       (2.4)
                                       ------------------------------------------------------------------

      Total real estate                 1,357,642    69.0       1,339,045    70.5       1,373,505    70.0         1.4        (1.2)
                                       ------------------------------------------------------------------

Credit card receivables                    28,251     1.4          21,280     1.1          25,669     1.3        32.8        10.1
Lease receivables                          74,151     3.8          73,008     3.8          76,302     3.9         1.6        (2.8)
Other installment                         154,071     7.8         147,728     7.8         152,768     7.8         4.3         0.9
                                       ------------------------------------------------------------------

      Total installment                   256,473    13.0         242,016    12.7         254,739    13.0         6.0         0.7
                                       ------------------------------------------------------------------

Total loans                             1,969,114   100.0       1,899,495   100.0       1,960,629   100.0         3.7         0.4

Less: allowance for loan losses            26,850     1.4          23,638     1.2          25,721     1.3        13.6         4.4
                                       ------------------------------------------------------------------

Net loans                              $1,942,264    98.6%     $1,875,857    98.8%     $1,934,908    98.7%        3.5%        0.4%
                                       ==================================================================


TABLE C.  Securities Available for Sale and Investment Securities

                                                         At March 31,        At December 31,
                                                     --------------------    ----------------
(Dollars in thousands)                                 1998        1997            1997
                                                     -----------------------------------------

Securities available for sale:
  U.S. Treasuries and Agencies                       $121,338    $118,145        $141,245
  States and political subdivisions                     5,769       2,359           5,251
  Mortgage-backed securities                          334,819     277,851         320,473
  Corporate debt securities                           204,914     127,086         200,710
  Equity securities                                    39,044      27,126          39,044
  Valuation reserve                                     4,541      (9,706)          3,585
                                                     ------------------------------------

  Recorded value of securities available for sale    $710,426    $542,861        $710,308
                                                     ====================================

Investment securities:
  U.S. Treasuries and Agencies                       $  7,136    $ 11,823        $  7,505
  States and political subdivisions                       780       1,127             781
  Mortgage-backed securities                           14,671      19,017          15,676
  Corporate debt securities                                10          10              10
                                                     ------------------------------------

  Recorded value of investment securities            $ 22,598    $ 31,977        $ 23,972
                                                     ====================================

Fair value of investment securities                  $ 22,851    $ 31,985        $ 24,246
                                                     ====================================

Excess of fair value versus recorded value           $    253    $      8        $    274

Fair value as a % of recorded value                     101.1%      100.0%          101.1%


TABLE D.  Average Balances, Yields, and Net Interest Margins

                                                      Three Months Ended March 31,
                                   -----------------------------------------------------------------
                                                 1998                             1997
                                   -------------------------------  -------------------------------
                                                Interest   Average               Interest   Average
                                    Average      Income/    Yield/    Average     Income/    Yield/
(Dollars in thousands)              Balance      Expense     Rate     Balance     Expense     Rate
                                   -----------------------------------------------------------------

Earning assets:
  Money market investments         $    2,947    $    45     6.19%   $    7,726   $   114     5.98%
  Securities available for sale
   (1 and 2)                          711,108     11,423     6.57       539,636     8,459     6.31
  Loans held for sale                  29,926        459     6.22        12,400       238     7.78
  Investment securities (1 and 2)      23,250        418     7.29        33,153       595     7.28
  Loans, net of unearned income
   and unamortized loan fees
   (2 and 3)                        1,963,829     43,854     9.06     1,864,504    41,714     9.07
                                   ---------------------             --------------------

      Total earning assets          2,731,060     56,199     8.36     2,457,419    51,120     8.42
                                   ---------------------             --------------------

Cash and due from banks                72,542                            80,217
Allowance for loan losses             (26,208)                          (23,666)
Other assets                          138,606                           103,528
                                   ----------                        ----------

Total assets                       $2,916,000                        $2,617,498
                                   ==========                        ==========

Interest-bearing liabilities:
  NOW accounts & money market
   savings                         $  917,865      8,822     3.90    $  781,979     6,708     3.48
  Regular savings                     183,254      1,097     2.43       213,294     1,241     2.36
  Time deposits $100 thousand
   and greater                         98,679      1,360     5.59        91,206     1,221     5.43
  Time deposits under $100
   thousand                           685,009      9,129     5.40       705,599     9,214     5.30
                                   ---------------------             --------------------
      Total interest-bearing
       deposits                     1,884,807     20,408     4.39     1,792,078    18,384     4.16
  Short-term borrowed funds           428,723      5,656     5.35       295,780     3,655     5.01
  Long-term debt                       20,553        336     6.63        24,887       395     6.44
                                   ---------------------             --------------------

      Total interest-bearing
       liabilities                  2,334,083     26,400     4.59     2,112,745    22,434     4.31
                                   ---------------------------------------------------------------

Non-interest bearing deposits         298,629                           273,764
Other liabilities                      24,638                            23,311
Corporation-obligated mandatorily
 redeemable capital securities         30,000                                --
Shareholders' equity                  228,650                           207,678
                                   ----------                        ----------
Total liabilities, corporation-
 obligated mandatorily redeemable
 capital securities and
 shareholders' equity              $2,916,000                        $2,617,498
                                   ==========                        ==========
Net interest income                              $29,799                          $28,686
                                                 =======                          =======

Interest rate differential                                   3.77%                            4.11%
                                                             ====                             ====

Net interest margin                                          4.43%                            4.73%
                                                             ====                             ====

Notes:
<F1>  For the purpose of these computations, unrealized gains/(losses) are excluded from the average rate calculation.
<F2>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal and state tax rates.
<F3>  Includes principal balances of non-accrual loans and industrial revenue bonds.


TABLE E.  Average Sources of Funding

                                                       Three Months                                Percentage of
                                                      Ended March 31,             Change         Total Net Funding
                                                  -----------------------   ------------------   -----------------
(Dollars in thousands)                               1998         1997       Amount    Percent    1998     1997
                                                  ----------------------------------------------------------------

Non-interest bearing deposits                     $  298,629   $  273,764   $ 24,865      9.1%    11.3%    11.5%
Retail deposits:
  Regular savings                                    183,254      213,294    (30,040)   (14.1)     7.0      8.9
  Time deposits under $100 thousand                  685,009      705,599    (20,590)    (2.9)    26.0     29.6
  NOW accounts & money market savings                917,865      781,979    135,886     17.4     34.9     32.8
                                                  -------------------------------------------------------------

  Total retail deposits                            1,786,128    1,700,872     85,256      5.0     67.9     71.3
                                                  -------------------------------------------------------------

Total core deposits                                2,084,757    1,974,636    110,121      5.6     79.2     82.8

Time deposits $100 thousand and greater               98,679       91,206      7,473      8.2      3.8      3.8
Federal funds purchased                               11,132        6,285      4,847     77.1      0.4      0.3
Securities sold under agreements to repurchase       138,193      143,813     (5,620)    (3.9)     5.2      6.0
Borrowings from U.S. Treasury                          9,109        8,960        149      1.7      0.3      0.4
Short- term notes from FHLB                          270,289      136,722    133,567     97.7     10.3      5.7
Long- term notes from FHLB                            10,160       11,894     (1,734)   (14.6)     0.4      0.5
                                                  -------------------------------------------------------------

  Total purchased liabilities                        537,562      398,880    138,682     34.8     20.4     16.7

Bank term loan                                        10,393       12,993     (2,600)   (20.0)     0.4      0.5
                                                  -------------------------------------------------------------

Total net funding                                 $2,632,712   $2,386,509   $246,203     10.3%   100.0%   100.0%
                                                  =============================================================


TABLE F.  Volume and Yield Analysis

                                               Three Months
                                              Ended March 31,                    Due to
                                            ------------------              -----------------
(Dollars in thousands)                       1998       1997      Change    Volume      Rate
                                            -------------------------------------------------

Interest income (FTE):
  Money market investments                  $    45    $   114    $  (69)   $  (73)    $    4
  Securities available for sale              11,423      8,459     2,964     2,615        349
  Loans held for sale                           459        238       221       269        (48)
  Investment securities                         418        595      (177)     (178)         1
  Loans                                      43,854     41,714     2,140     2,186        (46)
                                            ----------------------------

      Total interest income                  56,199     51,120     5,079     5,443       (364)
                                            ----------------------------

Interest expense:
  NOW accounts & money market savings         8,822      6,708     2,114     1,304        810
  Regular savings                             1,097      1,241      (144)     (181)        37
  Time deposits $100 thousand and greater     1,360      1,221       139       103         36
  Time deposits under $100 thousand           9,129      9,214       (85)     (259)       174
  Short-term borrowed funds                   5,656      3,655     2,001     1,753        248
  Long-term debt                                336        395       (59)      (71)        12
                                            ----------------------------
      Total interest expense                 26,400     22,434     3,966     2,507      1,459
                                            -------------------------------------------------

Net interest income (FTE)                   $29,799    $28,686    $1,113    $2,936    $(1,823)
                                            =================================================

Note: Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.


TABLE G.  Non-Performing Assets

                                                   At             At            At
                                                March 31,    December 31,    March 31,
                                                ---------    ------------    ----------
(Dollars in thousands)                            1998           1997           1997
                                                ---------------------------------------

Loans on a non-accrual basis:
  Commercial, financial and agricultural         $ 2,354       $ 2,749         $ 3,598
  Real estate:
    Construction and land development                 36            --              39
    Commercial                                     2,450         2,645           3,704
    Residential                                    8,966         7,936           9,098
  Other installment                                   --             8              --
                                                 -------------------------------------
      Total non-accrual                           13,806        13,338          16,439
                                                 -------------------------------------

Restructured loans:
  Real estate:
    Commercial                                        --            --             379
    Residential                                       35            36              38
  Other installment                                    5             6              10
                                                 -------------------------------------
      Total restructured                              40            42             427

Past-due 90 days or more and still accruing:
  Commercial, financial and agricultural             533            70             196
  Real estate:
    Commercial                                        36           125             285
    Residential                                      155           332             906
  Credit card receivables                            104           119             161
  Lease receivables                                   65           151              57
  Other installment                                  305           514             705
                                                 -------------------------------------
      Total past-due 90 days or more
       and still accruing                          1,198         1,311           2,310
                                                 -------------------------------------

Total non-performing loans                        15,044        14,691          19,176
                                                 -------------------------------------

Other real estate owned (OREO)                       738         1,074           1,013
Non-real estate and repossessed assets               500           500              --
                                                 -------------------------------------

Total foreclosed and repossessed assets (F/RA)     1,238         1,574           1,013
                                                 -------------------------------------

Total non-performing assets                      $16,282       $16,265         $20,189
                                                 =====================================

Allowance for loan losses (ALL)                  $26,850       $25,721         $23,638
ALL coverage of non-performing loans              178.48%       175.08%         123.27%
Non-performing assets as a % of (loans & F/RA)      0.83          0.83            1.06
Non-performing assets to total assets               0.55          0.56            0.76


TABLE H.  Summary of Loan Loss Experience

                                                    Three Months        Twelve Months        Three Months
                                                   Ended March 31,    Ended December 31,    Ended March 31,
                                                   ---------------    ------------------    ---------------
(Dollars in thousands)                                  1998                 1997                 1997
                                                   --------------------------------------------------------

Loans outstanding-end of period                      $1,969,114           $1,960,629           $1,899,495
Average loans outstanding-period to date              1,963,829            1,916,097            1,864,504

Allowance for loan losses at beginning of period     $   25,721           $   23,520           $   23,520

Loans  charged off:
  Commercial, financial and agricultural                    (43)              (1,343)                (155)
  Real estate:
    Construction and land development                        --                   --                   --
    Commercial                                              (29)                (669)                 (85)
    Residential                                            (425)              (1,915)                (505)
                                                     ----------------------------------------------------
       Total real estate                                   (454)              (2,584)                (590)

  Credit card receivables                                  (112)                (691)                (173)
  Lease receivables                                        (398)              (1,510)                (284)
  Other installment                                        (916)              (4,022)              (1,555)
                                                     ----------------------------------------------------
      Total installment                                  (1,426)              (6,223)              (2,012)

      Total loans charged off                            (1,923)             (10,150)              (2,757)
                                                     ----------------------------------------------------

Recoveries on loans:
  Commercial, financial and agricultural                    135                  592                  159
  Real estate:
    Construction and land development                         6                   87                   69
    Commercial                                              142                  638                  182
    Residential                                             144                  628                  211
                                                     ----------------------------------------------------
      Total real estate                                     292                1,353                  462

  Credit card receivables                                    18                  109                   30
  Lease receivables                                         376                  970                  186
  Other installment                                         386                1,665                  288
                                                     ----------------------------------------------------
      Total installment                                     780                2,744                  504

      Total recoveries on loans                           1,207                4,689                1,125
                                                     ----------------------------------------------------

Loans charged off,  net of recoveries                      (716)              (5,461)              (1,632)
                                                     ----------------------------------------------------

Provision for loan losses                                 1,845                7,662                1,750
                                                     ----------------------------------------------------

Allowance for loan losses at end of period           $   26,850           $   25,721           $   23,638
                                                     ====================================================

Loans charged off, net (annualized),
 as a % of average total loans                             0.15%                0.29%                0.35%
Provision for loan losses (annualized)
 as a % of average total loans                             0.38                 0.40                 0.38
Allowance for loan losses
 as a % of period-end total loans                          1.36                 1.31                 1.24


TABLE I. Capital Ratios

                                                          At             At              At           At            At
                                                       March 31,    December 31,   September 30,   June 30,      March 31,
(Dollars in thousands)                                   1998           1997            1997         1997          1997
                                                      --------------------------------------------------------------------

Total risk-adjusted on-balance sheet assets           $2,061,517    $2,024,610      $1,960,074    $1,936,981    $1,836,108
Total risk-adjusted off-balance sheet items              106,994       108,212         107,849       104,257       107,077
                                                      --------------------------------------------------------------------

Total risk-adjusted assets                            $2,168,511    $2,132,822      $2,067,923    $2,041,238    $1,943,185
                                                      ====================================================================

Total risk-adjusted assets / average total  assets,
 net of fair value adjustment and goodwill(1)              75.20%        75.02%          73.44%        75.27%        75.06%

Total shareholders' equity                            $  229,882    $  229,872      $  228,486    $  216,866    $  207,774
Fair value adjustment(1)                                  (2,913)       (2,311)         (1,563)        2,012         6,157
Corporation obligated mandatorily redeemable
 capital securities                                       30,000        30,000          30,000        30,000             -
Goodwill                                                 (29,613)      (30,919)         32,225       (33,530)      (34,836)
                                                      --------------------------------------------------------------------

Total Tier I capital                                     227,356       226,642         224,698       215,348       179,095
Maximum allowance for loan losses(2)                      26,850        25,721          25,061        23,963        23,638
                                                      --------------------------------------------------------------------

Total capital                                         $  254,206    $  252,363      $  249,759    $  239,311    $  202,733
                                                      ====================================================================

Quarterly average total assets,
 net of fair value adjustment and goodwill(1)         $2,883,474    $2,843,167      $2,815,958    $2,711,913    $2,588,819
Allowance for loan losses                                 26,850        25,721          25,061        23,963        23,638

Total capital to total risk-adjusted assets                11.72%        11.83%          12.08%        11.72%        10.43%
Tier I capital to total risk-adjusted assets               10.48         10.63           10.87         10.55          9.22
Tier I capital to total quarterly average
 adjusted assets (Leverage)                                 7.88          7.97            7.98          7.94          6.92

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


SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                            1998                                  1997
                                                         -----------    --------------------------------------------------------

(Dollars in thousands, except share and per share data)        Q1             Q4             Q3             Q2             Q1
                                                         -----------------------------------------------------------------------

Statement of Income:
  Interest income                                        $    55,995    $    56,891    $    56,321    $    54,312    $    50,982
  Interest expense                                            26,400         26,339         26,103         24,448         22,434
                                                         -----------------------------------------------------------------------
    Net interest income                                       29,595         30,552         30,218         29,864         28,548
  Provision for loan losses                                    1,845          2,036          1,940          1,936          1,750
                                                         -----------------------------------------------------------------------
    Net interest income after provision for loan losses       27,750         28,516         28,278         27,928         26,798
                                                         -----------------------------------------------------------------------

  Other operating income:
    Income from trust and investment management fees           2,222          2,263          2,270          2,081          2,022
    Service charges on deposit accounts                        2,163          2,279          1,910          1,981          1,856
    Card product income                                          408            816            787            822            720
    Loan servicing income                                        417            603            630            640            641
    Gain on sale of mortgage servicing rights                     --            (23)           896             --             48
    Net loan transactions                                        611            416            381            183            235
    Net securities transactions                                 (439)            71            163              6             18
    Bank-owned life insurance                                    540             77             --             --             --
    All other                                                  1,262          3,622            964            862          1,086
                                                         -----------------------------------------------------------------------
      Total other operating income                             7,184         10,124          8,001          6,575          6,626

  Other operating expenses:
    Compensation & employee benefits                          12,143         12,189         11,967         11,406         11,292
    Net occupancy, equipment & software expense                3,744          3,858          3,772          3,681          3,731
    Data processing                                            1,151          1,286          1,256          1,223          1,207
    OREO and repossession                                        222            316            287            264             97
    Amortization of goodwill                                   1,306          1,306          1,305          1,306          1,306
    Capital securities                                           789            789            789            526             --
    All other                                                  5,701          5,735          5,695          5,628          5,348
                                                         -----------------------------------------------------------------------
      Total other operating expenses                          25,056         25,479         25,071         24,034         22,981
                                                         -----------------------------------------------------------------------
Income before income tax expense                               9,878         13,161         11,208         10,469         10,443
Income tax expense                                             2,954          4,401          3,618          3,380          3,393
                                                         -----------------------------------------------------------------------
Net income                                               $     6,924    $     8,760    $     7,590    $     7,089    $     7,050
                                                         -----------------------------------------------------------------------

Average Balances:
  Loans                                                  $ 1,963,829    $ 1,950,504    $ 1,933,960    $ 1,914,211    $ 1,864,504
  Loans held for sale                                         29,926         19,707         20,957         12,730         12,400
  Securities available for sale                              711,108        716,592        708,403        627,897        539,636
  Investment securities                                       23,250         24,853         27,074         30,125         33,153
  Money market investments                                     2,947          8,286          7,934          5,684          7,726
                                                         -----------------------------------------------------------------------
    Total earning assets                                   2,731,060      2,719,942      2,698,328      2,590,647      2,457,419
  Other assets                                               184,940        156,455        151,418        152,785        160,079
                                                         -----------------------------------------------------------------------
    Total assets                                         $ 2,916,000      2,876,397    $ 2,849,746    $ 2,743,432    $ 2,617,498
                                                         -----------------------------------------------------------------------

  Non-interest-bearing deposits                          $   298,629    $   305,831    $   293,979    $   278,612    $   273,764
  Interest-bearing deposits                                1,884,807      1,860,793      1,830,540      1,798,630      1,792,078
                                                         -----------------------------------------------------------------------
    Total deposits                                         2,183,436      2,166,624      2,124,519      2,077,242      2,065,842
  Short-term borrowed funds                                  428,723        412,502        430,360        388,903        295,780
  Long-term debt                                              20,553         17,577         20,196         22,607         24,887
  Other liabilities                                           24,638         21,645         21,387         23,701         23,311
  Corporation-obligated mandatorily redeemable
   capital securities                                         30,000         30,000         30,000         20,110             --
  Shareholders' equity                                       228,650        228,049        223,284        210,869        207,678
                                                         -----------------------------------------------------------------------
    Total liabilities, corporation-obligated
     mandatorily redeemable capital securities
     and shareholders' equity                            $ 2,916,000    $ 2,876,397    $ 2,849,746    $ 2,743,432    $ 2,617,498
                                                         -----------------------------------------------------------------------

Loans charged off, net of recoveries                     $       716    $     1,376    $       842    $     1,611    $     1,632
Non-performing assets, p.e.                                   16,282         16,265         18,545         16,302         20,189

Share and Per Share Data:
  Basic wtd. avg. number of shares outstanding            15,450,990     15,639,784     15,694,514     15,553,496     15,553,496
  Basic earnings per share (Basic EPS)                   $      0.45    $      0.56    $      0.48    $      0.46    $      0.45
  Diluted wtd. avg. number of shares outstanding          15,709,954     15,902,314     15,920,056     15,756,090     15,751,670
  Diluted earnings per share (Diluted EPS)               $      0.44    $      0.55    $      0.48    $      0.45    $      0.45

  Tangible book value, p.e.                                    13.06          12.84          12.54          11.71          11.05
  Cash dividends declared                                       0.16          0.145          0.145          0.145          0.145

  Closing price at quarter end                                 36.50          32.13          27.32          23.13          20.25
  Cash dividends declared as a % of net income                 35.70%         25.79%         29.91%         32.02%         32.20%

Key Ratios:
  Return on average assets                                      0.96%          1.21%          1.06%          1.04%          1.09%
  Return on average shareholders' equity                       12.28          15.24          13.49          13.48          13.77
  Net interest margin, fte                                      4.43           4.48           4.46           4.63           4.73
  Efficiency ratio                                             62.56          62.44          62.93          61.43          61.37
  Expense ratio                                                 2.22           2.27           2.31           2.37           2.49
  As a % of risk-adjusted assets, p.e.:
    Total capital                                              11.72          11.83          12.08          11.72          10.43
    Tier 1 capital                                             10.48          10.63          10.87          10.55           9.22
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)                        7.88           7.97           7.98           7.94           6.92
  Tangible shareholders' equity to tangible
   assets, p.e.                                                 6.84           6.88           6.91           6.51           6.62

  Price/Basic EPS (last 4 reported quarters)                    18.7           16.5           14.9           12.9           11.4
  Price/Diluted EPS (last 4 reported quarters)                  19.0           16.7           14.9           13.0           11.5


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  BANKNORTH GROUP, INC.
                                                       Registrant


Date:  5/9/98                                    /S/ William H. Chadwick
                                          -------------------------------------
                                                   William H. Chadwick
                                          President and Chief Executive Officer


Date:  5/9/98                                     /S/ Thomas J. Pruitt
                                          -------------------------------------
                                                    Thomas J. Pruitt
                                           Executive Vice President and Chief
                                                    Financial Officer