Form 10-Q
period 1998-06-30
BANKNORTH GROUP INC /NEW/ /DE/
filed 1998-08-14
CIK 851105

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1998

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


      Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

15,239,296 shares of common stock, $l.00 par, outstanding on June 30, 1998.


INDEX TO FORM 10-Q


PART I                                                                      PAGE
--------------------------------------------------------------------------------

         Financial Highlights (Unaudited)                                      1

      Item l  Interim Financial Statements

              Consolidated Statements of Income for the Three and Six
              Months Ended June 30, 1998 and 1997 (Both unaudited)             2

              Consolidated Balance Sheets at June 30, 1998 (Unaudited),
              December 31, 1997 and June 30, 1997 (Unaudited)                  3

              Statements of Changes in Shareholders' Equity for the
              Period January 1, 1997 to June 30, 1998 (Unaudited)              4

              Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1998 and 1997 (Both unaudited)                    5

              Notes to Unaudited Interim Consolidated Financial Statements     6

              Independent Auditors' Report                                     8

      Item 2  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        9

      Item 3  Quantitative and Qualitative Disclosures about Market Risk      14


PART II
--------------------------------------------------------------------------------

      Item 1  Legal Proceedings                                              N/A

      Item 2  Changes in Securities                                           31

      Item 3  Defaults Upon Senior Securities                                N/A

      Item 4  Submission of Matters to a Vote of Security Holders             31

      Item 5  Other Information                                               31

      Item 6  Exhibits and Reports on Form 8-K                                32

              Signatures                                                      33


2nd Quarter 1998 Financial Highlights (Unaudited)

                                                                             Three Months                   Six Months
                                                                            Ended June 30,                 Ended June 30,
                                                                     ----------------------------   ---------------------------
(Dollars in thousands, except share and per share data)                  1998            1997           1998           1997
                                                                         ----            ----           ----           ----

INCOME DATA
  Net interest income, taxable equivalent                            $    30,420     $    29,997    $    60,219    $    58,683
  Net interest margin                                                       4.41%           4.63%          4.42%          4.68%

  Net income                                                         $     8,322     $     7,089    $    15,246    $    14,139

SHARE AND PER SHARE DATA
  Basic wtd. avg. number of shares outstanding                        15,360,499      15,553,496     15,406,181     15,553,496
  Basic earnings per share (Basic EPS)                               $      0.54     $      0.46    $      0.99    $      0.91
  Diluted wtd. avg. number of shares outstanding                      15,621,944      15,756,090     15,667,264     15,753,880
  Diluted earnings per share (Diluted EPS)                           $      0.53     $      0.45    $      0.97    $      0.90

  Shares outstanding, net of treasury shares, p.e.                    15,239,296      15,653,296     15,239,296     15,653,296
  Book value, p.e.                                                   $     15.26     $     13.85    $     15.26    $     13.85
  Tangible book value, p.e.                                                13.41           11.71          13.41          11.71

  Cash dividends declared                                                   0.16           0.145           0.32           0.29
  Market price:
    High                                                                   39.13           23.13          39.13          23.13
    Low                                                                    33.38           20.25          27.63          20.00
    Average close                                                          35.85           21.53          34.12          21.22
    Last                                                                   37.00           23.13          37.00          23.13
  Share volume                                                         2,990,875       1,637,400      5,152,599      3,436,132
  Average monthly share volume                                           996,958         545,800        858,767        572,688

  Price/Tangible book value, p.e.                                           2.76            1.98           2.76           1.98
  Price/Diluted EPS (last four reported quarters)                           18.5            13.0           18.5           13.0

AVERAGE BALANCES
  Assets                                                             $ 2,962,153     $ 2,743,432    $ 2,939,226    $ 2,680,834
  Earning assets                                                       2,768,913       2,590,647      2,750,091      2,524,401
  Loans                                                                1,979,596       1,914,211      1,971,756      1,889,495
  Goodwill                                                                29,073          34,334         29,712         34,964
  Deposits                                                             2,228,976       2,077,242      2,206,475      2,072,532
  Short-term borrowed funds                                              413,953         388,903        421,154        341,640
  Long-term debt                                                          34,041          22,607         27,334         23,740
  Corporation-obligated mandatorily redeemable capital securities         30,000          20,110         30,000         10,110
  Shareholders' equity                                                   229,273         210,869        228,985        209,303

KEY RATIOS
  Return on average assets                                                  1.13%           1.04%          1.05%          1.06%
  Return on average shareholders' equity                                   14.56           13.48          13.43          13.62
  Efficiency ratio                                                         59.49           61.43          60.91          61.40
  Total other operating income to gross revenue (t.e.)                     21.62           17.98          20.55          18.36

  Net loan charge-offs to average loans                                     0.12            0.34           0.13           0.34
  Provision for loan losses to average loans                                0.37            0.40           0.37           0.39
  Allowance for loan losses to loans, p.e.                                  1.43            1.24           1.43           1.24
  Allowance for loan losses coverage of non-performing loans, p.e.        255.81          152.21         255.81         152.21
  Non-performing assets to total assets, p.e.                               0.41            0.57           0.41           0.57

  Total capital to risk-adjusted assets, p.e.                              11.76           11.72          11.76          11.72
  Tier 1 capital to risk-adjusted assets, p.e.                             10.51           10.55          10.51          10.55
  Tier 1 capital to quarterly average total assets (Leverage)               7.87            7.94           7.87           7.94
  Tangible shareholders' equity to tangible assets, p.e.                    6.89            6.51           6.89           6.51


Note: All share and per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                          Three Months            Six Months
                                                         Ended June 30,         Ended June 30,
                                                       ------------------    --------------------
(Dollars in thousands, except per share data)           1998       1997        1998        1997
                                                        ----       ----        ----        ----

Interest income:
  Interest and fees on loans                           $45,242    $43,711    $ 89,386    $ 85,543
  Interest on money market investments                     150         80         195         194
  Interest on securities available for sale             11,425      9,987      22,819      18,435
  Interest on investment securities                        320        534         732       1,122
                                                       ------------------------------------------
    Total interest income                               57,137     54,312     113,132     105,294

Interest expense:
  Deposits                                              20,915     18,861      41,323      37,245
  Short-term borrowed funds                              5,488      5,211      11,144       8,866
  Long-term debt                                           538        376         874         771
                                                       ------------------------------------------
    Total interest expense                              26,941     24,448      53,341      46,882
                                                       ------------------------------------------

Net interest income                                     30,196     29,864      59,791      58,412
  Less: provision for loan losses                        1,840      1,936       3,685       3,686
                                                       ------------------------------------------

Net interest income after provision for loan losses     28,356     27,928      56,106      54,726
                                                       ------------------------------------------

Other operating income:
  Income from trust and investment management fees       2,394      2,081       4,616       4,103
  Service charges on deposit accounts                    2,223      1,981       4,386       3,837
  Card product income                                      514        822         922       1,542
  Loan servicing income                                    216        640         633       1,329
  Net loan transactions                                    861        183       1,472         418
  Net securities transactions                               69          6        (370)         24
  Bank owned life insurance                                553          -       1,093           -
  Other income                                           1,562        862       2,824       1,948
                                                       ------------------------------------------
    Total other operating income                         8,392      6,575      15,576      13,201

Other operating expenses:
  Compensation                                           9,746      9,443      19,588      18,409
  Employee benefits                                      2,137      1,963       4,438       4,289
  Net occupancy                                          1,922      1,948       3,930       3,923
  Equipment and software                                 1,764      1,733       3,500       3,489
  Data processing                                        1,308      1,223       2,459       2,430
  Other real estate owned and repossession                 116        264         338         361
  Legal and professional                                 1,106        658       2,047       1,452
  Printing and supplies                                    476        600       1,041       1,197
  Advertising and marketing                                687        630       1,375       1,244
  Communications                                           601        611       1,193       1,197
  Amortization of goodwill                               1,306      1,306       2,612       2,612
  Capital securities                                       789        526       1,578         526
  Other expenses                                         2,688      3,129       5,603       5,886
                                                       ------------------------------------------
    Total other operating expenses                      24,646     24,034      49,702      47,015
                                                       ------------------------------------------

Income before income tax expense                        12,102     10,469      21,980      20,912
Income tax expense                                       3,780      3,380       6,734       6,773
                                                       ------------------------------------------

Net income                                             $ 8,322    $ 7,089    $ 15,246   $  14,139
                                                       ==========================================

Basic earnings per share                               $  0.54    $  0.46    $   0.99   $    0.91
                                                       ==========================================

Diluted earnings per share                             $  0.53    $  0.45    $   0.97   $    0.90
                                                       ==========================================

Note: All per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.

See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

                                                                               June 30,      December 31,     June 30,
(Dollars in thousands, except share and per share data)                          1998            1997           1997
                                                                              ------------------------------------------
                                                                              (Unaudited)                    (Unaudited)

Assets
  Cash and due from banks                                                     $   98,078      $   85,734     $   88,422
  Money market investments                                                        37,205              50          4,502
                                                                              -----------------------------------------
    Cash and cash equivalents                                                    135,283          85,784         92,924
                                                                              -----------------------------------------

  Securities available for sale, at fair value                                   723,795         710,308        701,063
  Loans held for sale                                                             36,284          24,958         17,286
  Investment securities                                                           13,912          23,972         28,041

  Loans                                                                        1,969,767       1,960,629      1,931,434
  Less: allowance for loan losses                                                 28,116          25,721         23,963
                                                                              -----------------------------------------
    Net loans                                                                  1,941,651       1,934,908      1,907,471
                                                                              -----------------------------------------

  Accrued interest receivable                                                     15,954          16,115         16,551
  Premises, equipment and software, net                                           27,995          29,446         30,054
  Other real estate owned and repossessed assets                                   1,196           1,574            559
  Goodwill                                                                        28,307          30,919         33,530
  Capitalized mortgage servicing rights                                            5,252           4,650          4,743
  Bank-owned life insurance                                                       41,170          40,077              -
  Other assets                                                                    23,788          20,266         19,085
                                                                              -----------------------------------------
      Total assets                                                            $2,994,587      $2,922,977     $2,851,307
                                                                              =========================================

Liabilities, Corporation-Obligated Mandatorily Redeemable
 Capital securities and Shareholders' Equity
  Deposits:
    Non-interest bearing                                                      $  323,973      $  324,320     $  302,922
    NOW accounts & money market savings                                        1,008,833         895,682        798,798
    Regular savings                                                              176,653         185,453        205,935
    Time deposits $100 thousand and greater                                       94,172         103,998         87,615
    Time deposits under $100 thousand                                            658,089         690,367        706,560
                                                                              -----------------------------------------
      Total deposits                                                           2,261,720       2,199,820      2,101,830
                                                                              -----------------------------------------
  Short-term borrowed funds:
    Federal funds purchased                                                            -             700              -
    Securities sold under agreements to repurchase                               143,007         139,347        129,405
    Borrowings from U.S. Treasury                                                 26,046          19,730         23,329
    Borrowings from Federal Home Loan Bank of Boston                             225,500         263,000        305,000
                                                                              -----------------------------------------
      Total short-term borrowed funds                                            394,553         422,777        457,734
                                                                              -----------------------------------------
  Long-term debt:
    Federal Home Loan Bank of Boston term notes                                   40,292           6,139          9,722
    Bank term loan                                                                 9,100          10,400         11,700
                                                                              -----------------------------------------
      Total long-term debt                                                        49,392          16,539         21,422
                                                                              -----------------------------------------

  Accrued interest payable                                                         4,939           4,721          5,112
  Other liabilities                                                               21,383          19,248         18,343
                                                                              -----------------------------------------

  Total liabilities                                                            2,731,987       2,663,105      2,604,441
                                                                              -----------------------------------------
  Corporation-obligated mandatorily redeemable capital securities                 30,000          30,000         30,000

  Shareholders' equity:
  Preferred stock, $.01 par value; authorized 500,000 shares as of June
   30, 1998, and no shares authorized as of December 31, 1997 and
   June 30, 1997                                                                       -               -              -
  Common stock, $1.00 par value; authorized 70,000,000 shares and issued
   15,653,296 shares as of June 30, 1998, and authorized 20,000,000 shares and issued 15,653,296 shares as of December 31, 1997, and authorized
   20,000,000 shares and issued 7,826,648 shares as of June 30,1997               15,653          15,653          7,827
  Surplus                                                                         84,248          83,770         87,566
  Retained earnings                                                              143,562         134,486        124,532
  Unamortized employee restricted stock                                           (1,310)         (1,550)        (1,047)
  Accumulated other comprehensive income                                           3,820           2,311         (2,012)
  Less: Common stock in treasury, at cost;
   414,000 shares as of June 30, 1998, 154,000 shares as of
   December 31, 1997 and no shares as of June 30, 1997                           (13,373)         (4,798)             -
                                                                              -----------------------------------------
      Total shareholders' equity                                                 232,600         229,872        216,866
                                                                              -----------------------------------------
      Total liabilities, corporation-obligated mandatorily redeemable
       capital securities and shareholders' equity                            $2,994,587      $2,922,977     $2,851,307
                                                                              =========================================

See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                  Unamortized   Accumulated
                                                                   Employee        Other
(Dollars in thousands,                Common            Retained  Restricted   Comprehensive  Treasury  Comprehensive
except per share data)                 Stock   Surplus  Earnings     Stock        Income       Stock       Income       Total
                                      -----------------------------------------------------------------------------------------

Balance, January 1, 1997              $ 7,827  $87,410  $115,130   $(1,153)      $(2,477)           --                 $206,737

Comprehensive income:
  Net income                               --       --    30,489        --            --            --     $30,489       30,489
                                                                                                           -------
  Other comprehensive income, net
   of tax:
    Unrealized net holding gains
     arising during the year
     (pre-tax $7,654)                      --       --        --        --            --            --       4,954
    Reclassification adjustment for
     net gains realized in net
     income during the year
     (pre-tax $258)                        --       --        --        --            --            --        (166)
                                                                                                           -------
Other comprehensive income                                                         4,788                     4,788        4,788
                                                                                                           -------
Comprehensive income                                                                                       $35,277
                                                                                                           -------

Cash dividends $.58 per share              --       --    (9,069)       --            --            --                   (9,069)
Issuance of employee restricted
 stock                                     --       --        --      (315)           --            --                     (315)
Amortization of employee restricted
 stock                                     --      851        --       (82)           --            --                      769
Issuance of restricted stock units
 under directors' deferred
 compensation plan, net                    --    3,335        (4)       --            --            --                    3,331
Exercise of employee stock options,
 net                                       --       --    (2,060)       --            --            --                   (2,060)
Purchase of treasury stock, net            --       --        --        --            --        (4,798)                  (4,798)
2-for-1 stock split                     7,826   (7,826)       --        --            --            --                       --
                                      ----------------------------------------------------------------                 --------
Balance, December 31, 1997            $15,653  $83,770  $134,486   $(1,550)      $ 2,311      $ (4,798)                $229,872
                                      ================================================================                 ========

Comprehensive income:
  Net income                               --       --  $  6,924        --            --            --     $ 6,924     $  6,924
                                                                                                           -------
  Other comprehensive income, net
   of tax:
    Unrealized net holding gains
     arising during the quarter
     (pre-tax $517)                        --       --        --        --            --            --         318
    Reclassification adjustment for
     net losses realized in net
     income during the quarter
     (pre-tax $439)                        --       --        --        --            --            --         284
                                                                                                           -------
Other comprehensive income                                                           602                       602          602
                                                                                                           -------
Comprehensive income                                                                                       $ 7,526
                                                                                                           -------

Cash dividends $.16 per share              --       --    (2,472)       --            --            --                   (2,472)
Amortization of employee restricted
 stock                                     --      217        --        29            --            --                      246
Issuance of restricted stock units
 under directors' deferred
 compensation plan, net                    --      145        (3)       --            --            --                      142
Exercise of employee stock options,
 net                                       --       --      (413)       --            --            --                     (413)
Purchase of treasury stock, net            --       --        --        --            --        (5,019)                  (5,019)
                                      ----------------------------------------------------------------                 --------
Balance, March 31, 1998               $15,653  $84,132  $138,522   $(1,521)      $ 2,913      $ (9,817)                $229,882
                                      ================================================================                 ========

Comprehensive income:
  Net income                               --       --  $  8,322        --            --            --     $ 8,322     $  8,322
                                                                                                           -------
  Other comprehensive income, net
   of tax:
    Unrealized net holding gains
     arising during the quarter
     (pre-tax $1,493)                      --       --        --        --            --            --         951
    Reclassification adjustment for
     net gains realized in net
     income during the quarter
     (pre-tax $69)                         --       --        --        --            --            --         (44)
                                                                                                           -------
Other comprehensive income                                                           907                       907          907
                                                                                                           -------
Comprehensive income                                                                                       $ 9,229
                                                                                                           =======

Cash dividends $ .16 per share             --       --    (2,434)       --            --            --                   (2,434)
Amortization of employee restricted
 stock                                     --       38        --       211            --            --                      249
Issuance of restricted stock units
 under directors' deferred
 compensation plan, net                    --       78       (18)       --            --            --                       60
Exercise of employee stock options,
 net                                       --       --      (830)       --            --            --                     (830)
Purchase of treasury stock, net            --       --        --        --            --        (3,556)                  (3,556)
                                      ----------------------------------------------------------------                 --------
Balance, June 30, 1998                $15,653  $84,248  $143,562   $(1,310)      $ 3,820      $(13,373)                $232,600
                                      ================================================================                 ========


Note: All per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.

See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended June 30,
                                                             -------------------------
(Dollars in thousands)                                          1998           1997
                                                             ---------      ---------

Increase in cash and cash equivalents:
Cash flows from operating activities:
      Net income                                             $  15,246      $  14,139

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of premises,
   equipment and software                                        2,459          2,334
  Amortization of goodwill                                       2,612          2,612
  Net amortization of securities available for sale              1,707          1,686
  Net accretion of investment securities                          (133)          (179)
  Provision for loan losses                                      3,685          3,686
  Adjustment of other real estate owned to estimated
   fair value                                                       68            184
  Provision for deferred tax benefit                              (465)           (98)
  Amortization of employee restricted stock                        495            262
  Exercise of employee stock options, net                       (1,243)          (197)
  Issuance of restricted stock units under directors'
   deferred compensation plan, net                                 202              -
  Net decrease in trading account assets                            22              -
  Net securities transactions                                      370            (24)
  Net gain on sale of securities held for trading                  (22)             -
  Net gain on sale of other real estate owned and
   repossessed assets                                             (170)          (177)
  Proceeds from sale of loans held for sale                    152,836         45,212
  Originations and purchases of loans held for resale         (162,690)       (49,974)
  Net gain on sale of loans held for sale                       (1,472)          (418)
  Decrease (increase) in interest receivable                       161         (1,403)
  Increase in interest payable                                     218          1,724
  Decrease (increase) in other assets and other intangibles     (5,181)         1,527
  Increase (decrease) in other liabilities                       2,137           (407)
                                                             ------------------------
      Total adjustments                                         (4,404)         6,350
                                                             ------------------------
      Net cash provided by operating activities                 10,842         20,489
                                                             ------------------------

Cash flows from investing activities:
  Proceeds from maturity and call of securities
   available for sale                                           87,735         36,651
  Proceeds from maturity and call of investment securities      10,206          6,355
  Proceeds from sale of securities available for sale           88,403              -
  Purchase of securities available for sale                   (189,335)      (207,497)
  Proceeds from sale of OREO and repossessed assets              1,630          1,623
  Loans purchased                                                    -        (30,023)
  Net increase in originated loans                             (11,578)       (57,690)
  Capital expenditures                                          (1,452)        (2,954)
                                                             ------------------------
      Net cash used in investing activities                    (14,391)      (253,535)
                                                             ------------------------

Cash flows from financing activities:
  Net increase in deposits                                      61,900         35,766
  Net increase (decrease) in short-term borrowed funds         (28,224)       177,273
  Purchase of treasury stock, net                               (8,575)             -
  Issuance of corporation-obligated mandatorily redeemable
   capital securities                                                -         30,000
  Issuance of long-term debt                                    37,645              -
  Payments on long-term debt                                    (4,792)        (4,501)
  Dividends paid                                                (4,906)        (4,540)
                                                             ------------------------
      Net cash provided by financing activities                 53,048        233,998
                                                             ------------------------
Net increase in cash and cash equivalents                       49,499            952
                                                             ------------------------
Cash and cash equivalents at beginning of period                85,784         91,972
                                                             ------------------------
Cash and cash equivalents at end of period                   $ 135,283      $  92,924
                                                             ========================

Additional disclosure relative to statement of cash flows:
  Interest paid                                              $  53,123      $  45,158
                                                             ========================
  Taxes paid                                                 $   9,049      $   4,905
                                                             ========================

Supplemental schedule of non-cash investing and
 financing activities:
  Net transfer of loans to OREO and repossessed assets       $   1,150      $   1,268
  Adjustment to securities available for sale to fair
   value, net of tax                                             1,509            465

See accompanying notes to unaudited interim consolidated financial statements.


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries, First Massachusetts Bank, N.A., North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank, The Howard Bank, N.A., First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company, Franklin Lamoille Bank, Granite Savings Bank and Trust Company, Woodstock National Bank, The Stratevest Group, N.A., North Group Realty, Inc., and Banknorth Capital Trust I. It is the opinion of management that the accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which are considered necessary to report fairly the financial position as of June 30, 1998 and 1997, the Consolidated Statements of Income for the three and six months ended June 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 and the Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 1998 and June 30, 1998 and the year ended December 31, 1997. The accompanying unaudited interim consolidated financial statements should be read in conjunction with Banknorth Group, Inc.'s consolidated year end financial statements, including notes thereto, which are included in Banknorth Group, Inc.'s 1997 annual report to shareholders on Form 10-K.

2. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Issuable shares (such as those related to the directors' restricted stock units), and returnable shares (such as restricted stock awards) are considered outstanding common shares and are included in the computation of basic earnings per share as of the date that all necessary conditions have been satisfied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). All share and per share data has been adjusted for the 2-for-1 stock split declared by the Company on February 24, 1998.

      The following table provides calculations of basic and diluted earnings per share:

                                                             Three Months Ended June 30,
                                       ------------------------------------------------------------------------
Dollars in thousands,                                 1998                                 1997
except for share and per share data    -----------------------------------   ----------------------------------
                                                     Weighted                             Weighted
                                                      Average    Per Share                 Average    Per Share
                                       Net Income     Shares      Amount     Net Income    Shares      Amount
                                       ------------------------------------------------------------------------

Basic earnings per share                 $8,322     15,360,499     $0.54       $7,089     15,553,496    $0.46
Effect of dilutive securities:
Stock options                                          234,244                               166,972
Restricted stock awards                                 27,201                                35,622
                                                    ----------                            ----------
Diluted earnings per share               $8,322     15,621,944     $0.53       $7,089     15,756,090    $0.45
                                         ====================================================================


                                                               Six Months Ended June 30,
                                       ------------------------------------------------------------------------
Dollars in thousands,                                 1998                                 1997
except for share and per share data    -----------------------------------  -----------------------------------
                                                     Weighted                             Weighted
                                                      Average    Per Share                 Average    Per Share
                                       Net Income     Shares      Amount    Net Income     Shares      Amount
                                       ------------------------------------------------------------------------

Basic earnings per share                 $15,246    15,406,181     $0.99       $14,139    15,553,496    $0.91
Effect of dilutive securities:
Stock options                                          232,100                               165,765
Restricted stock awards                                 28,983                                34,619
                                                    ----------                            ----------
Diluted earnings per share               $15,246    15,667,264     $0.97       $14,139    15,753,880    $0.90
                                         ====================================================================

3. On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the six month periods ended June 30, 1998 and 1997 was $16.8 million and $14.6 million, respectively.

4. In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Certain Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106,"Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 standardizes the disclosure requirements of SFAS No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This Statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in SFAS No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the December 31, 1998 consolidated financial statements.

5. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.


[LOGO] KPMG Peat Marwick LLP
       515 Broadway
       Albany, New York 12207


                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Banknorth Group, Inc.

      We have reviewed the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries ("the Company") as of June 30, 1998 and 1997, and the related consolidated statements of income for the three and six month periods ended June 30, 1998 and 1997, and the consolidated statements of changes in shareholders' equity for the three months ended March 31, 1998 and June 30, 1998, and cash flows for the six month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

Albany, New York
July 17, 1998


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

      The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Banknorth Group, Inc. ("the parent company") and its subsidiaries during the three and six months ended June 30, 1998, with comparisons to 1997, as applicable. Collectively, the parent company and its subsidiaries are referred to herein as "Banknorth" or "Company". Net interest income and net interest margin are presented in this discussion on a fully taxable equivalent basis (f.t.e.). Balances discussed are daily averages unless otherwise described. The unaudited consolidated interim financial statements, as well as the 1997 annual report to shareholders' should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

ACQUISITIONS
EVERGREEN BANCORP, INC.

      On July 31, 1998, Banknorth Group, Inc. announced a definitive merger agreement to acquire Evergreen Bancorp, Inc. in exchange for stock valued at $291.2 million ("Evergreen acquisition"). The transaction is expected to enhance Banknorth's earnings in 1999. Under the terms of the merger agreement, shareholders of Evergreen will receive a fixed exchange of 0.9 shares of Banknorth common stock for each share of Evergreen common stock plus cash in lieu of any fractional shares. Banknorth will issue approximately 7.9 million shares in the transaction, bringing Banknorth's outstanding shares to approximately 23.2 million.

      The merger is subject to approval by shareholders of both companies and is expected to be completed by the end of 1998 or early in 1999.

      The proposed exchange will be tax-free and accounted for as a pooling-of-interests. The Company also announced the recision of its previously announced stock repurchase program.

BANKBOSTON BERKSHIRE COUNTY

      On July 1, 1998, Banknorth Group, Inc. announced it entered into a definitive agreement with BankBoston, N.A. to purchase the bank's Berkshire County, Massachusetts, operations ("Berkshire acquisition"). Banknorth will pay $52.5 million to acquire ten full-service branches and one limited service branch, consisting of approximately $285 million of deposits, $78 million of commercial loans, $40 million of consumer loans, and Private Banking services that include an investment management portfolio of approximately
$1.0 billion.

      The loans and deposits will be acquired by Banknorth's Massachusetts subsidiary, First Massachusetts Bank, N.A., based in Worcester, Massachusetts. The Private Banking business will be acquired by Banknorth's trust and investment subsidiary, The Stratevest Group, N.A. The acquisition, Banknorth's second in Massachusetts, is subject to regulatory approvals and is expected to close prior to year end.

      To complete the transaction, Banknorth will reallocate capital resources through the use of a special dividend from its subsidiary banks, except First Massachusetts, to the parent company. All subsidiary banks paying a special dividend are expected to remain well-capitalized after payment. The capital (estimated to be approximately $25 million) will then be infused into First Massachusetts to ensure adequate capital levels exist at this subsidiary.

      After completion of both of the above noted transactions, total assets of Banknorth will be approximately $4.3 billion.

OVERVIEW

      Banknorth recorded net income of $8.3 million, representing diluted earnings per share ("EPS") of $.53 for the three months ended June 30, 1998, compared to $7.1 million, or $.45 diluted EPS for the three months ended June 30, 1997. For the year to date period ended June 30, 1998, net income was $ 15.2 million, or $.97 diluted EPS, as compared to $14.1 million, or $.90 diluted EPS.

During the second quarter of 1998:

*   Banknorth's stock price closed at $37.00 per share on June 30, 1998.

* The Company completed a 2-for-1 stock split in the form of a 100% stock dividend on April 6, 1998.

* Shareholders' voted to increase the authorized common stock from 20,000,000 shares to 70,000,000 shares and to create a class of preferred stock; $.01 par value, 500,000 authorized shares.

COMMON AND PREFERRED STOCK

      At the 1998 Annual Meeting of Shareholders of Banknorth Group, Inc. on May 12, 1998, the shareholders voted to amend the Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 70,000,000 and to create a class of preferred stock. 500,000 shares of $.01 par value preferred stock was authorized and no shares of preferred stock are currently outstanding.

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

ASSET/LIABILITY MANAGEMENT

      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary earning assets with additional capacity invested in money market instruments. Earning assets were 92.87% and 94.07% of total assets at June 30, 1998 and 1997, respectively.

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

Corporation-Obligated Mandatorily Redeemable Capital Securities

      On May 1, 1997, Banknorth established Banknorth Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon filing a certificate of trust with the Delaware Secretary of State. The
Trust exists for the exclusive purposes of (i) issuing and selling 30 year corporation-obligated mandatorily redeemable capital securities ("capital securities") in the aggregate amount of $30.0 million at 10.52%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures ("debentures") issued by the parent company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The debentures are the sole assets of the Trust and, accordingly, payments under the debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the parent company. The Company has used the net proceeds from the sale of the capital securities for general corporate purposes. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. The parent company's primary sources of funds to pay interest on the debentures are current dividends from subsidiary banks. Accordingly, the parent company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends. As noted above, the Company plans to reallocate capital resources through the use of a special dividend from certain of its subsidiary banks to the parent company. Management does not believe that this reallocation of capital nor the impact on the dividend paying capacity of these subsidiary banks will adversely effect the parent company's ability to service the debentures. See also "Capital Resources" section of this document.

Earning Assets

      Earning assets were $2.8 billion during the second quarter of 1998, an increase of $178.3 million, or 6.9% from the second quarter of 1997 primarily due to the growth of the loan portfolio resulting from increased loan demand and growth in the securities available for sale portfolio. For the year to date period, earning assets were $2.8 billion as compared to $2.5 billion in 1997. Table A, Mix of Average Earning Assets, shows how the mix of earning assets has changed as compared to the same period in 1997.

      Loans. Average total loans of $2.0 billion during the three months ended June 30, 1998, were $65.4 million, or 3.4%, above the same period of 1997. The increase in total loans from year to year is attributable to strong loan demand in the Massachusetts market and improved lending activity in Vermont and New Hampshire. Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of June 30, 1998 and 1997, as well as December 31, 1997.

      Given the current economic indicators and interest rate environment, management believes that the Company will see continued but slowing growth in the loan portfolio during 1998. If interest rates rise, a greater slow down in lending activity could be expected.

      Loans held for sale. Loans designated as held for sale are primarily single-family mortgages, originated by the Company's mortgage banking subsidiary or purchased through its wholesale lending operation, awaiting sale into the secondary market or to other Banknorth subsidiaries. Loans originated or purchased by the mortgage company are sold on the secondary market with some level of production, primarily adjustable rate mortgages, retained by the Company and held in its mortgage portfolio. Loans held for sale were $41.9 million during the second quarter of 1998, $29.2 million, or 229.3% higher than the average for the three-month period ending June 30, 1997, and $12.0 million or 40.1% higher than the average for the first quarter of 1998. New loan originations and refinancing activity are at record levels due to the current low market interest rates. This high production level results in a greater level of mortgage product awaiting sale into the secondary market. Management expects production will continue to be strong throughout the next few months due to the high application volume in process.

      Securities available for sale. This portfolio is managed on a total return basis with the objective of exceeding, by 50 basis points, the return that would be experienced if investing solely in U.S. Treasury instruments. The primary purpose of this category of investments is liquidity while simultaneously producing earnings, and is managed under prudent policy limits established for average duration, average convexity and average portfolio life.

      Period end balances in securities available for sale totaled $723.8 million at June 30, 1998 as compared to $701.1 million at June 30, 1997, an increase of $22.7 million or 3.2%. The June 1998 balance is stated net of a fair value adjustment reflecting net unrealized gains of $6.0 million, whereas the June 1997 balance is net of a fair value adjustment reflecting net unrealized losses of $3.2 million. The increase in the portfolio balance noted above was primarily the result of the Company increasing its holdings of securities available for sale in order to effectively leverage the net proceeds of the capital securities, and the re-investment of cash flows generated by the held-to-maturity portfolio into the available for sale portfolio. These increases were partially offset by the Company's purchase of $40.0 million in bank-owned life insurance ("BOLI") in the fourth quarter of 1997. Securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the BOLI program. Average balances for securities available for sale for the three months ended June 30, 1998 and 1997 were $718.6 million and $627.9 million, respectively.

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

      Investment securities. The designation "investment securities" is made at the time of purchase or transfer based upon the intent and ability to hold these securities until maturity. The management of this portfolio focuses on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. Cash flow guidelines and average duration targets have been established for management of this portfolio. As of June 30, 1998, the balance of securities in this category was $13.9 million, $14.1 million below the balance at June 30, 1997. The primary cause of the reduced portfolio size was the reinvestment of cash flows from maturities during 1997, and thus far in 1998 into the available for sale portfolio.

      Table C, Securities Available for Sale and Investment Securities contains details of investment securities at June 30, 1998 and 1997, as well as December 31, 1997.

      Money market investments. Money market investments, primarily Federal funds sold, averaged $10.8 million during the second quarter of 1998, up $5.1 million, or 90.0%, from the second quarter of 1997. Subsidiary banks with excess overnight cash positions invest such funds with other subsidiary banks that may have short term funding needs. This internal settlement, performed prior to purchasing/selling funds in the market, reduces funding costs and improves overall liquidity. For the year to date period ended June 30, 1998, money market investments were $6.9 million, 2.9% higher than the average for the six months ended June 30, 1997.

      Income on earning assets. Income from earning assets was $57.4 million for the three-month period ended June 30, 1998, as compared to $54.4 million for the same period in 1997. The increase of $3.0 million, or 5.4%, resulted from the increases in earning assets through normal growth and asset purchases described previously. Total earning assets during the second quarter of 1998 of $2.8 billion yielded 8.32%, while in 1997 earning assets of $2.6 billion yielded 8.41%. The increase in earning assets contributed $3.5 million towards the increase in interest income, while the decline in yield of 9 basis points resulted in $573 thousand less in interest income. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest income from earning assets.

      For the six months ended June 30, 1998 and 1997, income from earning assets was $113.6 million and $105.6 million, respectively. Total earning assets of $2.8 billion, increased $225.7 million or 8.9% over the six month average of 1997. The yield on earning assets was 8.34% during the first six months of 1998 as compared to 8.41% during the same period of 1997. During the first six months of 1998, the increase in earning assets contributed $9.0 million towards the increase over the same period of 1997, while the 7 basis point reduction in yield caused a $972 thousand decrease.

Funding Sources

      Banknorth utilizes various traditional sources of funding to support its earning asset portfolios. Average total net funding increased by $188.2 million, or 7.6%, in the second quarter of 1998 in comparison to the average for the quarter ended June 30, 1997. Table E, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for the second quarter of 1998 and 1997.

      Deposits. Total core deposits averaged $2.1 billion during the three month period ended June 30, 1998, $145.5 million, or 7.3%, over the second quarter average of 1997. NOW and money market accounts increased by $181.9 million, while retail time deposits in denominations less than $100,000 decreased by $38.7 million and regular savings decreased $30.2 million. In the current low rate environment, the indexed money market product offered is an attractive option for our customers. Total core deposits represented 79.6% of total net funding during the second quarter of 1998 as compared to 79.8% during the same quarter of 1997.

      Purchased liabilities. Total purchased liabilities increased on average by $45.4 million to $535.2 million during the second quarter of 1998 from $489.8 million during the second quarter of 1997. The increased borrowings, or purchased liabilities, were the result of the incremental funding requirements related to loan and investment purchases made during 1997. As stated previously, various securities purchases were made to increase the Company's earning asset base and effectively utilize the net proceeds from the capital securities transaction. Banknorth constantly seeks to fund its earning assets in the most efficient and profitable manner. Accordingly, management expects prudent levels of short-term borrowed funds and long-term debt to continue to be important sources of funding.

      Bank Debt. Average bank debt of $9.7 million during the second quarter of 1998 represents the 1994 funding of the acquisition of North American Bank Corporation. Banknorth financed the transaction with a bank credit facility whose original terms were re-negotiated in December 1996. The re-negotiated terms provide improved pricing and an extension of the repayment period. The balance of $9.1 million at June 30, 1998 will be repaid within four years.

      Interest expense summary. Total interest expense for the three months ended June 30, 1998 was $26.9 million, an increase of $2.5 million or 10.2%, as compared to the same period of 1997. Total interest bearing liabilities of $2.4 billion, increased $155.8 million or 7.1%. Increased levels of interest-bearing liabilities contributed $1.7 million to the increase while the increase in rates paid increased interest expense by $768 thousand. The cost of interest bearing liabilities was 4.57% in the second quarter of 1998, an increase of 13 basis points from the second quarter of 1997.

      Total interest bearing liabilities averaged $2.3 billion during the six months ended June 30, 1998, $189.2 million, or 8.8%, higher than in 1997. The cost of funds was 4.58% in 1998 as compared to 4.38% in 1997. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest bearing liabilities and interest expense.

Net Interest Income

      Net interest income totaled $30.4 million and $30.0 million for the three month periods ended June 30, 1998 and 1997, respectively. The net interest margin was 4.41% during the second quarter of 1998 as compared to 4.63% during the same period of 1997. The yield on earning assets of 8.32% for the second quarter of 1998, was 9 basis points below the corresponding period of the prior year. Interest rates generally decreased during 1997 and early 1998. This trend of the decreasing yield on earning assets was experienced throughout 1997 and 1998. During the fourth quarter of 1997, the net interest margin was 4.48%, 9 basis points below the margin for the full year of 1997. The net interest margin narrowed during 1997 and to date in 1998 as competition for quality credits and retail deposits resulted in a tighter spread between asset yields and deposit costs. A changing mix of deposits where higher cost deposits, such as money market accounts, are increasing whereas lower cost deposits are declining contributed to the narrowing margin.

      Also impacting the net interest margin was the issuance of $30.0 million in corporation-obligated mandatorily redeemable capital securities in May 1997. In an effort to increase interest income sufficient to offset the cost of the capital securities, the Company purchased approximately $120.0 million in earning assets. This leveraging strategy is anticipated to be short-term in nature, and use of these funds may change in response to future corporate initiatives.

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

      Non-performing assets ("NPAs"). Non-performing assets include non-performing loans, which are those loans in a non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and are still accruing interest. Also included in the total non-performing assets are foreclosed and repossessed non-real estate assets.

      NPAs were $12.2 million at June 30, 1998, a decrease of $4.1 million from both June 30, 1997 and December 31, 1997 when NPAs amounted to $16.3 million. The ratio of NPAs to loans plus other real estate owned and repossessed assets at June 30, 1998, was .62% compared to .84% at June 30, 1997. Table G, Non-performing Assets, contains the details for June 30, 1998 and 1997, and December 31, 1997.

      Non-performing loans ("NPLs") at June 30, 1998 were $11.0 million, a net decrease of $4.8 million, or 30.2%, from June 30, 1997. The decrease in NPLs is largely in non-accrual loans reflecting relative improvement in the overall credit quality of the loan portfolio. Delinquency rates in the residential portfolio are consistent with trends seen regionally and nationally. Given the possibility of increases in interest rates, management expects that certain credits may encounter difficulty in continuing to perform under the contractual terms of their loans should rates actually increase. While this occurrence might result in increases in NPLs and subsequent charge-offs, management does not expect it to materially affect the Company's performance during the year.

      Total other real estate owned and repossessed assets were $1.2 million at June 30, 1998, up $637 thousand from one year earlier and down $378 thousand from December 31, 1997.

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

      Table H, Summary of Loan Loss Experience, includes an analysis of the changes to the allowance for the six months ended June 30, 1998 and 1997, as well as for the year ended December 31, 1997. Loans charged off in the first six months of 1998 were $3.8 million, or an annualized .39% of average loans. This represents an improvement over the prior year's six month results when charge-offs totaled $5.5 million, or an annualized .58% of average loans. Recoveries in the first six months of 1998 on loans previously charged off were $2.5 million as compared to $2.3 million for the same period of 1997.

      The provision for loan losses ("provision") for the three months ended June 30, 1998 was $1.8 million, or an annualized .37% of average loans. The provision for the first six months of the year was $3.7 million or an annualized .37% of average loans. Provisions of $3.7 million, or an annualized .39% of average loans, and $7.7 million, or .40% of average loans were experienced during the first half of 1997 and the full year of 1997, respectively.

      Provisions recorded are those necessary to maintain the allowance at a level adequate enough to absorb reasonably predictable loan charge-offs. At June 30, 1998, the allowance provided a coverage of non-performing loans of 255.81% as compared to 175.08% and 152.21% at December 31, 1997 and June 30, 1997, respectively.

Market Risk

      Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

      The responsibility for balance sheet risk management oversight is the function of the Asset/Liability Committee ("ALCO"). The corporate ALCO, chaired by the chief financial officer and composed of various subsidiary presidents and other members of corporate senior management, meets on a monthly basis to review balance sheet structure, formulate strategy in light of expected economic conditions, and review performance against guidelines established to control exposure to the various types of inherent risk. Bank subsidiary ALCOs meet to implement policy, review adherence to guidelines, adjust product prices as necessary and monitor liquidity.

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

      Certain imbalances that could potentially cause interest rate risk to exceed policy limits are correctable through management of asset and liability product offerings. Depending upon the specific nature of the imbalance, it may be more efficient and less costly to utilize off-balance sheet instruments such as interest rate swaps and interest rate cap or floor agreements, among other things, to correct the imbalance. Banknorth has historically utilized both swaps and floors to address certain interest rate risk exposures.

      A significant portion of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point in this instance where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances would be reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin. To protect the Company from this occurrence, interest rate floors in the notional amount of $295.0 million are used to mitigate the potential reduction in interest income on certain adjustable and variable rate loans. The notional amount of $50.0 million in interest rate swaps previously in use were sold in May 1998 for a net gain of $254 thousand. This gain is being amortized into interest income over the original remaining lives of the initial swap contracts of approximately one year. The swaps were sold in order to reduce interest rate risk sensitivity of the Company.

      The aggregate cost of the interest rate floors was $2.8 million which is being amortized as an adjustment to the related loan yield on a straight-line basis over the terms of the agreements. At June 30, 1998, the unamortized balance of these interest rate floors was $1.2 million. The estimated fair value of these floors was $845 thousand as of June 30, 1998.

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

      The Company achieves its liability based liquidity objectives in a variety of ways. Net liabilities can be classified into three basic categories for the purpose of managing liability-based liquidity: core deposits, purchased liabilities and long-term or capital market funds. Core deposits consist of non-interest bearing demand deposits and retail deposits. These deposits result from relatively dependable customers and commercial banking relationships and are therefore viewed as a stable component of total required funding. Banknorth will continue to seek funding in the most efficient and cost effective manner as possible. Table E reflects the components of funding for June 30, 1998 and 1997.

      Among the traditional funding instruments comprising the category of purchased liabilities are time deposits $100 thousand and greater, Federal funds purchased, securities sold under agreement to repurchase, borrowings from the United States Treasury Department Treasury, Tax and Loan accounts, and short and long-term borrowings from the FHLB.

      One of the principal components of short-term borrowed funds is securities sold under agreement to repurchase. These borrowings generally represent short-term uninsured customer investments, which are secured by Company securities. During the second quarter of 1998, the average securities sold under agreement to repurchase were $137.4 million, as compared to $135.7 million in the second quarter of 1997.

      Borrowings from the FHLB, both short-term and long-term were up
$39.2 million, or 16.3%, from the second quarter of 1997 to the second quarter of 1998. The increase was needed to support asset growth and the mix of short and long-term funding is dependent on rates and purpose of the debt.

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

      The Company also uses the capital markets as a source of liquidity. In May 1997, the Company established a trust to issue and sell $30.0 million in capital securities. The net proceeds were used for general corporate purposes. In February 1996, the Company issued 2,044,446 shares of common stock resulting in $32.2 million in net proceeds which were used to provide a portion of the initial capital of FMB and to help offset the reduction in the Company's regulatory capital ratios resulting from the acquisition.

OTHER OPERATING INCOME AND EXPENSES

      Other operating income is a significant source of revenue for Banknorth and an important factor in the Company's results of operations. Other operating income totaled $8.4 million for the second quarter of 1998, $1.8 million or 27.6% higher than the second quarter of 1997. For the six months ended June 30, 1998 and 1997, other operating income was $15.6 million and $13.2 million, respectively. The improvement in other operating income resulted primarily from the implementation of performance initiatives announced in the third quarter of 1997 and the current strong mortgage banking environment.

      Trust and investment management. The trust function contributes the largest recurring portion of other operating income through fees generated from the performance of trust and investment management services. Income from trust and investment management services totaled $2.4 million in the second quarter of 1998, an increase of $313 thousand, or 15.0% over the same period of 1997. For the six months ended June 30, 1998, trust and investment management income was $4.6 million, up $513 thousand, or 12.5%, over the same period of 1997. The increase resulted from increased assets under management by The Stratevest Group, N.A., the Company's trust bank as well as strong financial market conditions. Opportunities for increases in the generation of trust income lie in increased penetration of the Massachusetts and New Hampshire markets. The company is experiencing increased sales in these areas and, accordingly, management expects increased levels of trust and investment management income for the entire 1998 year as compared to the previous year.

      Service charges on deposit accounts. Service charges on deposit accounts, $2.2 million for the three months ended June 30, 1998, were $242 thousand, or 12.2% above the same period of 1997. During late 1997, Banknorth reviewed and enhanced its policies and practices regarding service charges and service charge waivers. Accordingly, the level of fee income increased this quarter over the 1997 level. For the six months ended June 30, 1998, service charges on deposits were $4.4 million, an increase of $549 thousand or 14.3% compared to the first six months of 1997.

      Card product income. Card product income declined $308 thousand, to $514 thousand, for the second quarter of 1998 as compared to the second quarter of 1997. The decline is the result of the sale of the merchant processing business in late 1997. Income on card products is, therefore, expected to continue at a reduced level throughout 1998 as the gross merchant processing income, amounting to $1.4 million in 1997, will no longer be received by the Company. Eliminating the effect of the merchant services sale, card product income was up $40 thousand in the second quarter of 1998 compared to the second quarter of 1997 primarily as a result of the increased usage of the debit and Visa card product. For the six months ended June 30, 1998 and 1997, card product income was $922 thousand and $1.5 million, respectively.

      Loan servicing income. Loan servicing income, primarily mortgage servicing at BMC, was $216 thousand in the second quarter of 1998, a decrease of $424 thousand, or 66.3%, from the same period of 1997. The decline is the result of the reduction in the balance of mortgage loans serviced for unrelated third parties from $991.5 million at June 30, 1997 to $919.5 million at the June 30, 1998, and increased amortization of mortgage servicing rights ("MSRs"). The amortization of MSRs was $575 thousand in the second quarter of 1998 compared to $294 thousand for the same period in 1997. During the second quarter of 1998, as a result of the high volume of refinancing in the current low interest rate environment, the Company wrote down $220 thousand of its MSR balance due to impairment considerations. The total impairment writedown for the year amounts to $300 thousand. Further impairment writedowns or reserves may be necessary during the remainder of the year. For the six months ended June 30, 1998 and 1997, loan servicing income was $633 thousand and $1.3 million, respectively.

      Net loan transactions. Net loan transaction income is normally generated through the origination and subsequent sale of mortgage products into the secondary mortgage market. Net loan transaction income in the second quarter of 1998 amounted to $861 thousand, $678 thousand greater than the same period of 1997. The significant increase was the result of the record level production and sales during the second quarter of 1998 given the current low rate environment. This continued the record production and sales levels started during the first quarter of the year. For the six months ended June 30, 1998, net loan transactions were $1.5 million, $1.1 million, or 252.2%, higher than the same period of 1997. New loan originations and refinancing activity was high for the first six months of the year and is expected to remain strong through the third quarter as the number of applications pending and loans in various stages of production are at high levels as of June 30, 1998.

      Net securities transactions. Net gains or losses from securities transactions are also included in other operating income. In the second quarter of 1998, the Company realized $69 thousand in net securities gains as compared to net gains of $6 thousand in the second quarter of 1997. These gains resulted primarily from the sale of three securities. For the six months ended June 30, 1998, net losses of $370 thousand were realized primarily as the result of the sale of approximately $85.5 million of securities available for sale during January 1998 at a net loss of approximately $504 thousand. The net loss is expected to be recovered through enhanced yields within a six month period after the sale. The Company anticipates that it will consider additional sales from the securities available for sale portfolio during 1998 as it attempts to achieve its objectives in the total return management of the securities available for sale portfolio. The Company also expects that future losses incurred, if any, would be recovered through yield improvement within a one to two year period.

      BOLI income. In the fourth quarter of 1997, Banknorth purchased $40.0 million of bank-owned life insurance which resulted in $553 thousand in other income in the second quarter of 1998 and $1.1 million for the six month period ended at that point. Securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the bank-owned life insurance program. As a result of this fourth quarter transaction, the Company benefits in future periods from the tax-free nature of income generated from the life insurance policies. In general, the yield received from the bank-owned life insurance is comparable to the yield previously received on the securities available for sale, thereby causing the Company's earnings stream to benefit from the tax characteristics of the bank-owned life insurance.

      Other income. Other income amounted to $1.6 million for the three months ended June 30, 1998, compared to $862 thousand for the three months ended June 30, 1997. The increase was primarily the result of two new initiatives implemented in the last year. First, in October 1997, the Company commenced charging a terminal usage fee for ATM transactions by non-customers. This fee allows the Company to recover a portion of the expense of operating the ATM network. Additionally, a new official check process was implemented in February 1998. For the six months ended June 30, 1998 and 1997, other income was $2.8 million and $1.9 million, respectively. Again the above noted initiatives were primarily responsible for the majority of the increase.

Other Operating Expenses

      Other operating expenses for the second quarter of 1998 were $24.6 million, $612 million, or 2.5%, above expense levels in the second quarter of 1997. The majority of the increase in operating expenses is the additional $263 thousand expense of the capital securities issued in May
1997, $240 thousand in State of Vermont franchise tax and a $303 thousand increase in compensation expense. The Company's efficiency ratio improved to 59.49% in the second quarter of 1998, down from 61.43% from the same period one year earlier. For the six months ended June 30, 1998 and 1997, other operating expense was $49.7 million and $47.0 million, respectively. The efficiency ratio on a year date to basis was 60.91% for the first half of 1998 compared to 61.40% for the same period of 1997.

      Compensation. Compensation expense increased by $303 thousand, or 3.2%, in the second quarter of 1998 in comparison to the second quarter of 1997, despite the $344 thousand, or 4.1%, decline in base salary expense.
The increase was primarily due to the costs associated with the early retirement of a senior officer, and the increased costs associated with 1998 incentive compensation, including the short-term management incentives, sales commissions, and restricted stock awards. Restricted stock awards are directly impacted by the increase in the Company's stock price, which closed at $37.00 as of June 30, 1998 compared to $23.13 as of June 30, 1997. For the six months ended June 30, 1998, compensation expense was $1.2 million greater than the same period of 1997 due primarily to incentive compensation costs, not base salary expense. The full-time equivalent employee (FTE) count has fallen 160 FTEs from June 30, 1997 to June 30, 1998. The current FTE staffing count is 1,014 FTEs as of June 30, 1998.

      Employee benefits. Employee benefits costs were up $174 thousand or 8.9% for the three months ended June 30, 1998 compared to the same period one year earlier. The increase was primarily in medical insurance premiums and pension costs. The pension actuarial assumptions were updated given the current interest rate environment and current mortality tables. The result was an increase in pension expense of $84 thousand more in the second quarter of 1998 compared to the same quarter of 1997.

      Data Processing. Data processing expense increased slightly from $1.2 million for the three months ended June 30, 1997 to $1.3 million for the three months ended June 30, 1998. The Company recently extended its data processing contract with its current vendor for an additional 30 months. The data processing contract was extended to February 2001. For the six months ended June 30, 1998 and 1997, the data processing expenses were $2.5 million and $2.4 million, respectively.

      Other real estate owned. Expenses relating to other real estate owned and repossessed assets decreased for the second quarter of 1998 by $148 thousand as compared to June 30, 1997. For the six months ended June 30, 1998 and 1997, these expenses were $338 thousand and $361 thousand, respectively. Included in this expense category in the first six months of 1998 are net gains on the sale of other real estate owned and repossessed assets in the amount of $170 thousand. Net gains on sales in the first half of 1997 were $177 thousand. Management anticipates the level of other real estate owned and repossession expenses to remain steady throughout the year.

      Legal and professional. Legal and professional expenses of $1.1 million during the second quarter of 1998, were $448 thousand higher than the second quarter of 1997. For the six months ended June 30, 1998 and 1997, legal and other professional expenses were $2.0 million and $1.5 million, respectively.

      Advertising and marketing. Advertising and marketing expenses were $687 thousand for the three months ended June 30, 1998, $57 thousand, or 9.0% higher than the first three months of 1997. A new branding initiative was announced in late 1997 and resulted in higher expenses this quarter in comparison to the same quarter a year ago. Marketing expenses are expected to be slightly higher throughout 1998 in comparison to 1997. For the six months ended June 30, 1998 and 1997, these marketing expenses were $1.4 million and $1.2 million, respectively.

      Goodwill. Amortization of goodwill amounted to $1.3 million in the second quarters of 1998 and 1997 and $2.6 million for both of the six month periods. The goodwill balance outstanding will increase by approximately $54 million as a result of the Berkshire acquisition. Goodwill amortization expense will increase by $3.6 million annually.

      Capital securities. The capital securities issue in May 1997, which created Tier I capital, gave rise to expense of $789 thousand in the second quarter of 1998 compared to $526 thousand in the second quarter of 1997. As mentioned previously, incremental investment purchases were made in an effort to offset the cost of the capital securities through increased net interest income. Funding for the investments was primarily in the form of borrowings from the FHLB.

      Other. Other expenses totaled $2.7 million and $3.1 million for the three months ended June 30, 1998 and 1997, respectively. The majority of the $441 thousand decrease was the result of a change in the deferred compensation plan for directors. Prior to July 1, 1997, the directors' deferred compensation plan was a cash based plan and, therefore, its expense was effected by the change in the stock price of Banknorth. This resulted in $433 thousand in director's expense in the second quarter of 1997. The plan was amended as of July 1, 1997 such that the ultimate distribution of director deferred compensation will be made in Banknorth common stock as opposed to cash and, therefore, this expense was eliminated. The only significant increase in other expenses was the $240 thousand increase in State of Vermont franchise tax mandated under the statewide education reform act. For the six months ended June 30, 1998 and 1997, other operating expense was $5.6 million and $5.9 million, respectively.

SUBSIDIARY BANK MERGER

      On July 30, 1998, the Company announced that it plans to merge one of its subsidiary banks, Woodstock National Bank, into another subsidiary bank, First Vermont Bank. The combination of the two banks is subject to regulatory approval and is expected to take place in the fall of 1998, with Woodstock National Bank's three offices becoming branch offices of First Vermont Bank.

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

      The cost of ensuring that computer programs are capable of successfully entering the year 2000 is expected to be significant in terms of utilization of existing resources. Incremental expenses related to this issue are not, at this time, expected to be material to the performance of Banknorth Group. The Company is continuing to evaluate appropriate courses of corrective action in case they become necessary.

INCOME TAXES

      In the second quarter of 1998, Banknorth recognized income tax expense of $3.8 million, as compared to $3.4 million in second quarter of 1997. The increase in tax expense is primarily reflective of increased earnings, despite the reduction in the effective rate from 32.3% in the second quarter of 1997 to 31.2% in the second quarter of 1998. The tax expense on the Company's income was lower than tax expense at the statutory rate of 35%, due primarily to tax-exempt income, including loans, and securities as well as BOLI, and low-income housing credits. For the six months ended June 30, 1998 and 1997, the effective tax rates were 30.6% and 32.4%, respectively.

CORE TANGIBLE PERFORMANCE

      After removing the impact of the balance of goodwill and the related period amortization, "core tangible" performance as of June 30, 1998 and 1997 was as follows:

                                                             For the six months ended
                                                          June 30, 1998   June 30, 1997
                                                          -----------------------------
(Dollars in thousands, except share and per share data)
Net income, as reported                                    $  15,246       $   14,139
Add: Amortization of goodwill, net of tax                      1,672            1,672
                                                           --------------------------
"Core tangible income"                                     $   16,918      $   15,811
                                                           ==========================

Average tangible assets                                    $2,909,514      $2,645,870
Average tangible equity                                    $  199,273      $  174,339
Diluted weighted average shares outstanding                15,667,264      15,753,880

"Core tangible" return on average tangible assets                1.17%           1.21%
"Core tangible" return on average tangible equity               17.12%          18.29%
"Core tangible" diluted earnings per share                      $1.08           $1.00

All share and per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.

CAPITAL RESOURCES

      Consistent with its long-term goal of operating a sound and profitable financial organization, Banknorth strives to maintain strong capital ratios. Prior to 1996, new issues of equity securities had not been required since traditionally most of its capital requirements had been provided through retained earnings. However, to continue the Company's growth through acquisition, Banknorth chose to raise approximately $32.2 million in equity capital through the issuance of 2,044,446 shares of its common stock in February 1996.

      In October 1997, Banknorth announced a stock buyback plan. In connection with the Evergreen acquisition, the stock buyback plan was rescinded on July 31, 1998. As of June 30, 1998, the Company had repurchased 414,000 shares which are being held as treasury stock.

      On February 24, 1998, the Board of Directors approved a 2-for-1 split of its common stock effected in the form of a 100% stock dividend. The new shares were issued April 6, 1998, to shareholders of record on March 20, 1998. All share and per share data has been restated for this stock split.

      During the second quarter of 1998, the board of directors declared a dividend of $.16 per share, resulting in a payout of 29.3% of second quarter 1998 net income. The board of directors of the Company presently intends to continue the payment of regular quarterly cash dividends subject to adjustment from time to time, based upon the Company's earnings outlook and other relevant factors. The Company's principal source of funds to pay cash dividends is derived from dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders.

      In the first quarter of 1996, as part of its plan to capitalize FMB at a "well-capitalized" level for regulatory capital purposes, the Company redeployed accumulated capital of certain of its subsidiary banks which included substantially all of the then current dividend paying capacity of such subsidiary banks. Because the special dividend exceeded applicable regulatory limitations, the Company obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend, which exceeded such regulatory limitations. The Company is again planning for the redeployment of accumulated capital of certain subsidiary banks to capitalize FMB in order to complete the Berkshire acquisition. During the third quarter of 1998, the Company will request regulatory approval for the payment of a special dividend from certain subsidiary banks to the parent company. Payment of that special dividend by certain subsidiaries will restrict the dividend paying capacity of these subsidiary banks to 100% or less of prospective current period net income. Banknorth also utilizes dividends from its subsidiaries for the payment of the cost of the capital securities and long term debt. Accordingly, the payment of dividends by the Company in the future will require the generation of sufficient earnings by the subsidiary banks. The Company presently expects all subsidiary banks to be profitable and continue to pay sufficient dividends.

      At June 30, 1998, Banknorth's Tier I capital was $230.5 million, or 10.51% of total risk-adjusted assets, compared to $215.3 million and 10.55% as of June 30, 1997. The $15.1 million increase in the Tier I capital is attributable to the strong earnings of the Company. The ratio of Tier I capital to total quarterly average adjusted assets (leverage ratio) was 7.87%, and 7.94% as of June 30, 1998 and 1997, respectively. Banknorth, and its subsidiaries individually, are "well capitalized" at June 30, 1998 according to regulatory definition, and thereby, exceed all minimum regulatory capital requirements. Table I, Capital Ratios, provides the components of capital as of various dates.


TABLE A.  Mix of Average Earning Assets

                                                 Three Months                                   Percentage of
                                                 Ended June 30,                      % of    Total Earning Assets
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
                                            ---------------------------------------------------------------------

Loans, net of unearned income
 and unamortized loan fees and costs:
  Commercial, financial and agricultural    $  361,065    $  324,951    $ 36,114     20.3%    13.0%        12.5%
  Construction and land development             34,262        33,894         368      0.2      1.3          1.3
  Commercial real estate                       576,665       550,592      26,073     14.6     20.8         21.3
  Residential real estate                      745,708       760,486     (14,778)    (8.3)    26.9         29.4
  Credit card receivables                       28,361        21,908       6,453      3.6      1.0          0.8
  Lease receivables                             74,846        74,387         459      0.3      2.7          2.9
  Other installment                            158,689       147,993      10,696      6.0      5.7          5.7
                                            ------------------------------------------------------

    Total loans, net of unearned income
     and unamortized loan fees and costs     1,979,596     1,914,211      65,385     36.7     71.4         73.9

Securities available for sale:
  U.S. Treasuries and Agencies                 118,466       139,067     (20,601)   (11.6)     4.3          5.4
  States and political subdivisions              7,070         2,897       4,173      2.3      0.3          0.1
  Mortgage-backed securities                   334,933       300,924      34,009     19.1     12.1         11.6
  Corporate debt securities                    219,043       151,481      67,562     37.9      7.9          5.8
  Equity securities                             39,053        33,528       5,525      3.1      1.4          1.3
                                            -------------------------------------------------------------------

    Total securities available for sale,
     at fair value                             718,565       627,897      90,668     50.8     26.0         24.2

Investment securities:
  U.S. Treasuries and Agencies                   4,523        10,359      (5,836)    (3.3)     0.2          0.4
  States and political subdivisions                777         1,124        (347)    (0.2)       -          0.1
  Mortgage-backed securities                    12,724        18,632      (5,908)    (3.3)     0.5          0.7
  Corporate debt securities                         10            10           -        -        -            -
                                            -------------------------------------------------------------------
    Total investment securities,
     at amortized cost                          18,034        30,125     (12,091)    (6.8)     0.7          1.2

Loans held for sale                             41,921        12,730      29,191     16.4      1.5          0.5

Money market investments                        10,797         5,684       5,113      2.9      0.4          0.2
                                            -------------------------------------------------------------------

Total earning assets                        $2,768,913    $2,590,647    $178,266    100.0%   100.0%       100.0%
                                            ===================================================================

TABLE B.  Loan Portfolio

                                                      At June 30,                    At December 31,           % Change
                                       -----------------------------------------    ------------------	 --------------------
                                              1998                  1997                  1997           06/30/98    06/30/98
                                       -------------------   -------------------    ------------------	  versus      versus
                                         Amount    Percent     Amount    Percent     Amount    Percent   06/30/97    12/31/97
                                       --------------------------------------------------------------------------------------
(Dollars in thousands)

Commercial, financial, and
 agricultural                          $  358,155    18.2%   $  336,743    17.4%    $  332,385   17.0%     6.4%        7.8%

Real estate:
  Construction and land development        35,447     1.8        31,731     1.6         36,276    1.8     11.7        (2.3)
  Commercial                              578,342    29.4       551,968    28.6        563,800   28.8      4.8         2.6
  Residential                             733,139    37.2       765,974    39.7        773,429   39.4     (4.3)       (5.2)
                                       --------------------------------------------------------------

      Total real estate                 1,346,928    68.4     1,349,673    69.9      1,373,505   70.0     (0.2)       (1.9)
                                       --------------------------------------------------------------

Credit card receivables                    28,426     1.4        21,513     1.1         25,669    1.3     32.1        10.7
Lease receivables                          74,943     3.8        74,707     3.9         76,302    3.9      0.3        (1.8)
Other installment                         161,315     8.2       148,798     7.7        152,768    7.8      8.4         5.6
                                       --------------------------------------------------------------

      Total installment                   264,684    13.4       245,018    12.7        254,739   13.0      8.0         3.9
                                       --------------------------------------------------------------

Total loans                             1,969,767   100.0     1,931,434   100.0      1,960,629  100.0      2.0         0.5

Less: allowance for loan losses            28,116     1.4        23,963     1.2         25,721    1.3     17.3         9.3
                                       --------------------------------------------------------------

Net loans                              $1,941,651    98.6%   $1,907,471    98.8%    $1,934,908   98.7%     1.8%        0.3%
                                       ==============================================================

TABLE C.  Securities Available for Sale and Investment Securities

                                                        At June 30,             At December 31,
                                                    --------------------        ---------------
(Dollars in thousands)                                1998        1997                1997
                                                    -------------------------------------------

Securities available for sale:
  U.S. Treasuries and Agencies                      $114,477    $158,494            $141,245
  States and political subdivisions                    7,816       4,727               5,251
  Mortgage-backed securities                         326,202     320,065             320,473
  Corporate debt securities                          230,291     181,710             200,710
  Equity securities                                   39,044      39,245              39,044
  Valuation reserve                                    5,965      (3,178)              3,585
                                                    ----------------------------------------

  Recorded value of securities available for sale   $723,795    $701,063            $710,308
                                                    ========================================

Investment securities:
  U.S. Treasuries and Agencies                      $  2,948    $  8,847            $  7,505
  States and political subdivisions                      776       1,110                 781
  Mortgage-backed securities                          10,178      18,074              15,676
  Corporate debt securities                               10          10                  10
                                                    ----------------------------------------

  Recorded value of investment securities           $ 13,912    $ 28,041            $ 23,972
                                                    ========================================

Fair value of investment securities                 $ 14,156    $ 28,173            $ 24,246
                                                    ========================================

Excess of fair value versus recorded value          $    244    $    132            $    274

Fair value as a % of recorded value                    101.8%      100.5%              101.1%

TABLE D.  Average Balances, Yields, and Net Interest Margins

                                                                  Three Months Ended June 30,
                                             ---------------------------------------------------------------
                                                          1998                            1997
                                             ------------------------------   ------------------------------
                                                         Interest   Average               Interest   Average
                                              Average    Income/    Yield/     Average    Income/    Yield/
(Dollars in thousands)                        Balance    Expense     Rate      Balance    Expense     Rate
                                             ---------------------------------------------------------------

Earning assets:
  Money market investments                   $   10,797   $   150    5.57%    $    5,684  $    80     5.65%
  Securities available for sale,
   at fair value (1 and 2)                      718,565    11,460    6.44        627,897   10,002     6.32
  Loans held for sale                            41,921       800    7.65         12,730      243     7.66
  Investment securities (2)                      18,034       325    7.23         30,125      540     7.19
  Loans, net of unearned income and
  unamortized loan fees (2 and 3)             1,979,596    44,626    9.04      1,914,211   43,580     9.13
                                             --------------------             -------------------

      Total earning assets                    2,768,913    57,361    8.32      2,590,647   54,445     8.41
                                             ----------                       ----------

Cash and due from banks                          78,515                           73,754
Allowance for loan losses                       (27,497)                         (24,132)
Other assets                                    142,222                          103,163
                                             ----------                       ----------

Total assets                                 $2,962,153                       $2,743,432
                                             ----------                       ----------

Interest-bearing liabilities:
  NOW accounts & money market savings        $  975,896     9,520    3.91     $  794,001    7,069     3.57
  Regular savings                               179,147     1,087    2.43        209,308    1,249     2.39
  Time deposits $100 thousand and greater        96,910     1,359    5.62         90,634    1,235     5.47
  Time deposits under $100 thousand             666,013     8,949    5.39        704,687    9,308     5.30
                                             --------------------             -------------------
      Total interest-bearing deposits         1,917,966    20,915    4.37      1,798,630   18,861     4.21
  Short-term borrowed funds                     413,953     5,488    5.32        388,903    5,211     5.37
  Long-term debt                                 34,041       538    6.34         22,607      376     6.67
                                             --------------------             -------------------

      Total interest-bearing liabilities      2,365,960    26,941    4.57      2,210,140   24,448     4.44
                                             -------------------------------------------------------------

Non-interest bearing deposits                   311,010                          278,612
Other liabilities                                25,910                           23,701
Corporation-obligated mandatorily
 redeemable capital securities                   30,000                           20,110
Shareholders' equity                            229,273                          210,869
                                             ----------                       ----------
Total liabilities, corporation-obligated
 mandatorily redeemable capital securities
 and shareholders' equity                    $2,962,153                       $2,743,432
                                             ==========                       ==========
Net interest income                                       $30,420                         $29,997
                                                          =======                         =======

Interest rate differential                                           3.75%                            3.97%
                                                                     ====                             ====

Net interest margin                                                  4.41%                            4.63%
                                                                     ====                             ====

Notes:
<F1>  For the purpose of the average yield computations, unrealized gains/(losses) are excluded from the average rate calculation.
<F2>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal and state tax rates.
<F3>  Includes principal balances of non-accrual loans and industrial revenue bonds.

TABLE D.  Average Balances, Yields, and Net Interest Margins

                                                                Six Months Ended June 30,
                                             ---------------------------------------------------------------
                                                          1998                            1997
                                             ------------------------------   ------------------------------
                                                         Interest   Average               Interest   Average
                                              Average    Income/    Yield/     Average    Income/    Yield/
(Dollars in thousands)                        Balance    Expense     Rate      Balance    Expense     Rate
                                             ---------------------------------------------------------------

Earning assets:
  Money market investments                   $    6,894   $   195    5.70%    $    6,699  $    194    5.84%
  Securities available for sale,
   at fair value (1 and 2)                      714,856    22,883    6.50        584,011    18,461    6.31
  Loans held for sale                            35,957     1,259    7.06         12,566       481    7.72
  Investment securities (2)                      20,628       743    7.26         31,630     1,135    7.24
  Loans, net of unearned income and
   unamortized loan fees (2 and 3)            1,971,756    88,480    9.05      1,889,495    85,294    9.10
                                             --------------------             --------------------

      Total earning assets                    2,750,091   113,560    8.34      2,524,401   105,565    8.41
                                             ----------                       ----------

Cash and due from banks                          75,545                           76,968
Allowance for loan losses                       (26,856)                         (23,900)
Other assets                                    140,446                          103,365
                                             ----------                       ----------

Total assets                                 $2,939,226                       $2,680,834
                                             ==========                       ==========

Interest-bearing liabilities:
  NOW accounts & money market savings        $  947,042    18,342    3.91     $  788,024    13,777    3.53
  Regular savings                               181,189     2,184    2.43        211,290     2,490    2.38
  Time deposits $100 thousand and greater        97,789     2,719    5.61         90,918     2,456    5.45
  Time deposits under $100 thousand             675,458    18,078    5.40        705,140    18,522    5.30
                                             --------------------             --------------------
      Total interest-bearing deposits         1,901,478    41,323    4.38      1,795,372    37,245    4.18
  Short-term borrowed funds                     421,154    11,144    5.34        341,640     8,866    5.23
  Long-term debt                                 27,334       874    6.45         23,740       771    6.55
                                             --------------------             --------------------

      Total interest-bearing liabilities      2,349,966    53,341    4.58      2,160,752    46,882    4.38
                                             -------------------------------------------------------------

Non-interest bearing deposits                   304,997                          277,160
Other liabilities                                25,278                           23,509
Corporation-obligated mandatorily
 redeemable capital securities                   30,000                           10,110
Shareholders' equity                            228,985                          209,303
                                             ----------                       ----------
Total liabilities, corporation-obligated
 mandatorily redeemable capital securities
 and shareholders' equity                    $2,939,226                       $2,680,834
                                             ==========			      ==========
Net interest income                                       $60,219                         $ 58,683
                                                          =======                         ========

Interest rate differential                                           3.76%                            4.03%
                                                                     ====                             ====

Net interest margin                                                  4.42%                            4.68%
                                                                     ====                             ====

Notes:
<F1>  For the purpose of the average yield computations, unrealized gains/(losses) are excluded from the average rate calculation.
<F2>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal and state tax rates.
<F3>  Includes principal balances of non-accrual loans and industrial revenue bonds.

TABLE E.  Average Sources of Funding

                                               Three Months                                   Percentage of
                                               Ended June 30,               Change          Total Net Funding
                                          ------------------------    -------------------   -----------------
(Dollars in thousands)                       1998          1997        Amount     Percent    1998       1997
                                          -----------------------------------------------   -----------------

Non-interest bearing deposits             $  311,010    $  278,612    $ 32,398     11.6%     11.6%     11.2%
Retail deposits:
  Regular savings                            179,147       209,308     (30,161)   (14.4)      6.7       8.4
  Time deposits under $100 thousand          666,013       704,687     (38,674)    (5.5)     24.9      28.3
  NOW accounts & money market savings        975,896       794,001     181,895     22.9      36.4      31.9
                                          -----------------------------------------------------------------

  Total retail deposits                    1,821,056     1,707,996     113,060      6.6      68.0      68.6
                                          -----------------------------------------------------------------

Total core deposits                        2,132,066     1,986,608     145,458      7.3      79.6      79.8

Time deposits $100 thousand and greater       96,910        90,634       6,276      6.9       3.6       3.6
Federal funds purchased                        8,461        10,397      (1,936)   (18.6)      0.3       0.4
Securities sold under agreements
 to repurchase                               137,388       135,718       1,670      1.2       5.1       5.5
Borrowings from U.S. Treasury                 12,560        12,451         109      0.9       0.5       0.5
Short- term notes from FHLB                  255,544       230,337      25,207     10.9       9.6       9.3
Long- term notes from FHLB                    24,298        10,264      14,034    136.7       0.9       0.4
                                          -----------------------------------------------------------------

  Total purchased liabilities                535,161       489,801      45,360      9.3      20.0      19.7

Bank term loan                                 9,743        12,343      (2,600)   (21.1)      0.4       0.5
                                          -----------------------------------------------------------------

Total net funding                         $2,676,970    $2,488,752    $188,218      7.6%    100.0%    100.0%
                                          =================================================================

TABLE F.  Volume and Yield Analysis

                                               Three Months
                                              Ended June 30,                     Due to
                                            ------------------              -----------------
(Dollars in thousands)                       1998       1997      Change    Volume      Rate
                                            -------------------------------------------------

Interest income (FTE):
  Money market investments                  $   150    $    80    $   70    $   72    $    (2)
  Securities available for sale              11,460     10,002     1,458     1,242        216
  Loans held for sale                           800        243       557       557          -
  Investment securities                         325        540      (215)     (217)         2
  Loans                                      44,626     43,580     1,046     1,488       (442)
                                            ----------------------------
      Total interest income                  57,361     54,445     2,916     3,489       (573)
                                            ============================

Interest expense:
  NOW accounts & money market savings         9,520      7,069     2,451     1,619        832
  Regular savings                             1,087      1,249      (162)     (180)        18
  Time deposits $100 thousand and greater     1,359      1,235       124        86         38
  Time deposits under $100 thousand           8,949      9,308      (359)     (511)       152
  Short-term borrowed funds                   5,488      5,211       277       335        (58)
  Long-term debt                                538        376       162       190        (28)
                                            ----------------------------
      Total interest expense                 26,941     24,448     2,493     1,725        768
                                            -------------------------------------------------
Net interest income (FTE)                   $30,420    $29,997    $  423    $1,764    $(1,341)
                                            =================================================

Note: Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.

TABLE F.  Volume and Yield Analysis

                                                 Six Months
                                               Ended June 30,                     Due to
                                             ------------------		    ----------------
(Dollars in thousands)                       1998       1997      Change    Volume      Rate
                                             -----------------------------------------------

Interest income (FTE):
  Money market investments                  $    195   $    194   $    1    $    6   $    (5)
  Securities available for sale               22,883     18,461    4,422     3,757       665
  Loans held for sale                          1,259        481      778       895      (117)
  Investment securities                          743      1,135     (392)     (395)        3
  Loans                                       88,480     85,294    3,186     3,712      (526)
                                            ----------------------------

      Total interest income                  113,560    105,565    7,995     8,967      (972)
                                            ----------------------------

Interest expense:
  NOW accounts & money market savings         18,342     13,777    4,565     2,784     1,781
  Regular savings                              2,184      2,490     (306)     (355)       49
  Time deposits $100 thousand and greater      2,719      2,456      263       186        77
  Time deposits under $100 thousand           18,078     18,522     (444)     (780)      336
  Short-term borrowed funds                   11,144      8,866    2,278     2,062       216
  Long-term debt                                 874        771      103       117       (14)
                                            ----------------------------

      Total interest expense                  53,341     46,882    6,459     4,110     2,349
                                            ------------------------------------------------

Net interest income (FTE)                   $ 60,219   $ 58,683   $1,536    $4,857   $(3,321)
                                            ================================================

Note: Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.

TABLE G.  Non-Performing Assets

                                                     At          At            At
                                                  June 30,   December 31,   June 30,
                                                  --------   ------------   --------
(Dollars in thousands)                              1998         1997         1997
                                                  ----------------------------------

Loans on a non-accrual basis:
  Commercial, financial and agricultural          $   406      $ 2,749      $ 2,600
  Real estate:
    Construction and land development                  36            -           39
    Commercial                                      2,146        2,645        3,184
    Residential                                     6,918        7,936        8,493
  Other installment                                    31            8            -
                                                  ---------------------------------
      Total non-accrual                             9,537       13,338       14,316

Restructured loans:
  Real estate:
    Commercial                                          -            -          378
    Residential                                        33           36           38
  Other installment                                     5            6            6
                                                  ---------------------------------
      Total restructured                               38           42          422

Past-due 90 days or more and still accruing:
  Commercial, financial and agricultural              187           70          119
  Real estate:
    Commercial                                        511          125            -
    Residential                                       141          332          165
  Credit card receivables                              32          119          157
  Lease receivables                                   197          151           93
  Other installment                                   348          514          471
                                                  ---------------------------------
      Total past-due 90 days or more
       and still accruing                           1,416        1,311        1,005
                                                  ---------------------------------

Total non-performing loans                         10,991       14,691       15,743

Other real estate owned (OREO)                      1,185        1,074          534
Non-real estate and repossessed assets                 11          500           25
                                                  ---------------------------------

Total foreclosed and repossessed assets (F/RA)      1,196        1,574          559
                                                  ---------------------------------

Total non-performing assets                       $12,187      $16,265      $16,302
                                                  =================================

Allowance for loan losses (ALL)                   $28,116      $25,721      $23,963
ALL coverage of non-performing loans               255.81%      175.08%      152.21%
Non-performing assets as a % of (loans & F/RA)       0.62         0.83         0.84
Non-performing assets to total assets                0.41         0.56         0.57

TABLE H.  Summary of Loan Loss Experience

                                                    Six Months      Twelve Months       Six Months
                                                  Ended June 30,  Ended December 31,  Ended June 30,
                                                  --------------  ------------------  --------------
(Dollars in thousands)                                 1998              1997              1997
                                                  --------------------------------------------------

Loans outstanding-end of period                     $1,969,767        $1,960,629        $1,931,434
Average loans outstanding-period to date             1,971,756         1,916,097         1,889,495

Allowance for loan losses at beginning of period    $   25,721        $   23,520        $   23,520

Loans  charged off:
  Commercial, financial and agricultural                  (132)           (1,343)             (825)
  Real estate:
    Commercial                                            (133)             (669)             (466)
    Residential                                           (928)           (1,915)             (945)
                                                    ----------------------------------------------
      Total real estate                                 (1,061)           (2,584)           (1,411)

  Credit card receivables                                 (300)             (691)             (349)
  Lease receivables                                       (781)           (1,510)             (565)
  Other installment                                     (1,559)           (4,022)           (2,362)
                                                    ----------------------------------------------
      Total installment                                 (2,640)           (6,223)           (3,276)

      Total loans charged off                           (3,833)          (10,150)           (5,512)
                                                    ----------------------------------------------

Recoveries on loans:
  Commercial, financial and agricultural                   390               592               395
  Real estate:
    Construction and land development                        9                87                71
    Commercial                                             337               638               263
    Residential                                            409               628               288
                                                    ----------------------------------------------
      Total real estate                                    755             1,353               622

  Credit card receivables                                   40               109                53
  Lease receivables                                        604               970               366
  Other installment                                        754             1,665               833
                                                    ----------------------------------------------
      Total installment                                  1,398             2,744             1,252

      Total recoveries on loans                          2,543             4,689             2,269
                                                    ----------------------------------------------

Loans charged off,  net of recoveries                   (1,290)           (5,461)           (3,243)
                                                    ----------------------------------------------

Provision for loan losses                                3,685             7,662             3,686
                                                    ----------------------------------------------

Allowance for loan losses at end of period          $   28,116        $   25,721        $   23,963
                                                    ==============================================

Loans charged off, net (annualized),
 as a % of average total loans                            0.13%             0.29%             0.34%
Provision for loan losses (annualized)
 as a % of average total loans                            0.37              0.40              0.39
Allowance for loan losses
 as a % of period-end total loans                         1.43              1.31              1.24

TABLE I. Capital Ratios

                                                          At            At             At              At              At
                                                       June 30,     March 30,     December 31,    September 30,     June 30,
(Dollars in thousands)                                   1998          1998           1997            1997            1997
                                                      -----------------------------------------------------------------------

Total risk-adjusted on-balance sheet assets           $2,077,236    $2,061,517     $2,024,610       $1,960,074     $1,936,981
Total risk-adjusted off-balance sheet items              115,393       106,994        108,212          107,849        104,257
                                                      -----------------------------------------------------------------------

Total risk-adjusted assets                            $2,192,629    $2,168,511     $2,132,822       $2,067,923     $2,041,238
                                                      =======================================================================

Total risk-adjusted assets / average total  assets,
 net of fair value adjustment and goodwill (1)             74.83%        75.20%         75.02%           73.44%         75.27%

Total shareholders' equity                            $  232,600    $  229,882     $  229,872       $  228,486     $  216,866
Fair value adjustment (1)                                 (3,820)       (2,913)        (2,311)          (1,563)         2,012
Corporation-obligated manditorily redeemable              30,000        30,000         30,000           30,000         30,000
 capital securities
Goodwill                                                 (28,307)      (29,613)       (30,919)         (32,225)       (33,530)
                                                      -----------------------------------------------------------------------

Total Tier I capital                                     230,473       227,356        226,642          224,698        215,348
Maximum allowance for loan losses (2)                     27,417        26,850         25,721           25,061         23,963
                                                      -----------------------------------------------------------------------

Total capital                                         $  257,890    $  254,206     $  252,363       $  249,759     $  239,311
                                                      =======================================================================

Quarterly average total assets,
 net of fair value adjustment and goodwill (1)        $2,930,026    $2,883,474     $2,843,167       $2,815,958     $2,711,913
Allowance for loan losses                                 28,116        26,850         25,721           25,061         23,963

Total capital to total risk-adjusted assets                11.76%        11.72%         11.83%           12.08%         11.72%
Tier I capital to total risk-adjusted assets               10.51         10.48          10.63            10.87          10.55
Tier I capital to total quarterly average
 adjusted assets (Leverage)                                 7.87          7.88           7.97             7.98           7.94

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


SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                 1998                                  1997
                                                      --------------------------    -----------------------------------------
(Dollars in thousands, except
 share and per share data)                                Q2             Q1             Q4             Q3             Q2
                                                      -----------------------------------------------------------------------

Statement of Income:
  Interest income                                     $    57,137    $    55,995    $    56,891    $    56,321    $    54,312
  Interest expense                                         26,941         26,400         26,339         26,103         24,448
                                                      -----------------------------------------------------------------------
      Net interest income                                  30,196         29,595         30,552         30,218         29,864
  Provision for loan losses                                 1,840          1,845          2,036          1,940          1,936
                                                      -----------------------------------------------------------------------
      Net interest income after provision
       for loan losses                                     28,356         27,750         28,516         28,278         27,928
                                                      -----------------------------------------------------------------------

  Other operating income:
    Income from trust and investment management fees        2,394          2,222          2,263          2,270          2,081
    Service charges on deposit accounts                     2,223          2,163          2,279          1,910          1,981
    Card product income                                       514            408            816            787            822
    Loan servicing income                                     222            417            603            630            640
    Gain on sale of mortgage servicing rights                  (6)             -            (23)           896              -
    Net loan transactions                                     861            611            416            381            183
    Net securities transactions                                69           (439)            71            163              6
    Bank-owned life insurance                                 553            540             77              -              -
    All other                                               1,562          1,262          3,622            964            862
                                                      -----------------------------------------------------------------------

      Total other operating income                          8,392          7,184         10,124          8,001          6,575

  Other operating expenses:
    Compensation & employee benefits                       11,883         12,143         12,189         11,967         11,406
    Net occupancy, equipment & software expense             3,686          3,744          3,858          3,772          3,681
    Data processing                                         1,308          1,151          1,286          1,256          1,223
    OREO and repossession                                     116            222            316            287            264
    Amortization of goodwill                                1,306          1,306          1,306          1,305          1,306
    Capital securities                                        789            789            789            789            526
    All other                                               5,558          5,701          5,735          5,695          5,628
                                                      -----------------------------------------------------------------------
      Total other operating expenses                       24,646         25,056         25,479         25,071         24,034
                                                      -----------------------------------------------------------------------
Income before income tax expense                           12,102          9,878         13,161         11,208         10,469
Income tax expense                                          3,780          2,954          4,401          3,618          3,380
                                                      -----------------------------------------------------------------------
Net income                                            $     8,322    $     6,924    $     8,760    $     7,590    $     7,089
                                                      =======================================================================

Average Balances:
  Loans                                               $ 1,979,596    $ 1,963,829    $ 1,950,504    $ 1,933,960    $ 1,914,211
  Loans held for sale                                      41,921         29,926         19,707         20,957         12,730
  Securities available for sale                           718,565        711,108        716,592        708,403        627,897
  Investment securities                                    18,034         23,250         24,853         27,074         30,125
  Money market investments                                 10,797          2,947          8,286          7,934          5,684
                                                      -----------------------------------------------------------------------
      Total earning assets                              2,768,913      2,731,060      2,719,942      2,698,328      2,590,647
  Other assets                                            193,240        184,940        156,455        151,418        152,785
                                                      -----------------------------------------------------------------------
      Total assets                                    $ 2,962,153    $ 2,916,000    $ 2,876,397    $ 2,849,746    $ 2,743,432
                                                      =======================================================================

  Non-interest-bearing deposits                       $   311,010    $   298,629    $   305,831    $   293,979    $   278,612
  Interest-bearing deposits                             1,917,966      1,884,807      1,860,793      1,830,540      1,798,630
                                                      -----------------------------------------------------------------------
      Total deposits                                    2,228,976      2,183,436      2,166,624      2,124,519      2,077,242
  Short-term borrowed funds                               413,953        428,723        412,502        430,360        388,903
  Long-term debt                                           34,041         20,553         17,577         20,196         22,607
  Other liabilities                                        25,910         24,638         21,645         21,387         23,701
  Corporation-obligated mandatorily redeemable
   capital securities                                      30,000         30,000         30,000         30,000         20,110
  Shareholders' equity                                    229,273        228,650        228,049        223,284        210,869
                                                      -----------------------------------------------------------------------
      Total liabilities, corporation-obligated
       mandatorily redeemable capital securities
       and shareholders' equity                       $ 2,962,153    $ 2,916,000    $ 2,876,397    $ 2,849,746    $ 2,743,432
                                                      =======================================================================

Loans charged off, net of recoveries                  $       574    $       716    $     1,376    $       842    $     1,611
Non-performing assets, p.e.                                12,187         16,282         16,265         18,545         16,302

Share and Per Share Data:
  Basic wtd. avg. number of shares outstanding         15,360,499     15,450,990     15,639,784     15,694,514     15,553,496
  Basic earnings per share (Basic EPS)                $      0.54    $      0.45    $      0.56    $      0.48    $      0.46
  Diluted wtd. avg. number of shares outstanding       15,621,944     15,709,954     15,902,314     15,920,056     15,756,090
  Diluted earnings per share (Diluted EPS)            $      0.53    $      0.44    $      0.55    $      0.48    $      0.45

  Tangible book value, p.e.                                 13.41          13.06          12.84          12.54          11.71
  Cash dividends declared                                    0.16           0.16          0.145          0.145          0.145

  Closing price at quarter end                              37.00          36.50          32.13          27.32          23.13
  Cash dividends declared as a % of net income              29.25%         35.70%         25.79%         29.91%         32.02%

Key Ratios:
  Return on average assets                                   1.13%          0.96%          1.21%          1.06%          1.04%
  Return on average shareholders' equity                    14.56          12.28          15.24          13.49          13.48
  Net interest margin, fte                                   4.41           4.43           4.48           4.46           4.63
  Efficiency ratio                                          59.49          62.39          62.41          62.93          61.43
  Expense ratio                                              2.00           2.20           2.27           2.31           2.37
  As a % of risk-adjusted assets, p.e.:
      Total capital                                         11.76          11.72          11.83          12.08          11.72
    Tier 1 capital                                          10.51          10.48          10.63          10.87          10.55
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)                     7.87           7.88           7.97           7.98           7.94
  Tangible shareholders' equity to tangible assets, p.e.     6.89           6.84           6.88           6.91           6.51

  Price / Basic EPS (last 4 reported quarters)               18.2           18.7           16.5           14.9           12.9
  Price / Diluted EPS (last 4 reported quarters)             18.5           19.0           16.7           14.9           13.0

Note: All share and per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

At the 1998 Annual Meeting of Shareholders, the shareholders approved an amendment to Article Fourth of the Company's Certificate of Incorporation, which (1) increased the number of authorized shares of common stock, $1.00 par value per share, to 70,000,000 shares (from 20,000,000 shares); (2) authorized a class of 500,000 shares of preferred stock, $.01 par value per share, issuable in one or more series and having such terms, conditions, privileges and rights as the Company's Board of Directors may determine by resolution prior to issuance; and (3) eliminated unnecessary language relating to preemptive rights. No preferred shares have been issued.

The amendment to Article Fourth of the Company's Certificate of Incorporation was filed with the Delaware Secretary of State on June 25, 1998. The text of the amendment is filed as Exhibit 3(i) to this Report and is incorporated by reference herein.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders of Banknorth Group, Inc. on May 12, 1998:

1. To elect five directors to serve until the 2001 Annual Meeting of Shareholders

2. To amend Article Fourth of the Certificate of Incorporation to increase the authorized common stock, create a class of preferred stock and delete language relating to preemptive rights.

3. To ratify the selection of independent auditors of the Company for 1998.


The results of the votes were as follows:

                                                          WITHHELD/     BROKER
          MATTER                      FOR       AGAINST      FOR       NON-VOTE
  -----------------------------------------------------------------------------

  Election of Directors:
  Thomas J. Amidon                 6,441,300      ---       29,294       N/A
  Jacqueline D. Arthur             6,432,242      ---       38,352       N/A
  Robert A. Carrara                6,432,722      ---       37,872       N/A
  William H. Chadwick              6,440,628      ---       29,996       N/A
  Susan C. Crampton                6,422,959      ---       47,635       N/A

  Amend Article Fourth of the
   Certificate of Incorporation    4,305,866   1,506,507   245,525     412,696

  Selection of Auditors
   KPMG Peat Marwick LLP           6,443,831      18,547     8,216       N/A


ITEM 5.   OTHER INFORMATION

Revised By-laws

The By-laws of the Corporation were amended by the Company's Board of Directors on June 25, 1998. The amendments (1) eliminated the provision requiring that a special meeting of shareholders be called upon request of at least ten percent of the outstanding shares; (2) added a requirement that a shareholder provide advance notice to the Company for nominations of persons for election as Directors or for presenting other matters for action at an annual or special meeting of shareholders; (3) added a provision which requires indemnification of directors, officers and others in certain circumstances, establishes indemnification as a contractual right and provides for the advancement of litigation expense to indemnified persons;
(4) authorized the issuance of shares without certificates; (5) authorized certificates representing preferred shares; and (6) expanded the powers that may be delegated to a committee of the Board of Directors and changed the vote required to appoint a committee. The amended By-laws are filed as
Exhibit 3(ii) to this Report and are incorporated by reference herein.

Advance Notification Deadline

As noted above, the Company amended its By-laws on June 25, 1998. One of the provisions added to the By-laws is a so-called advance notice bylaw which provides that a shareholder must furnish timely notice to the Company for nominations of persons for election as Director or for bringing other business before an annual or special meeting. A shareholder must disclose in the notice his name and address and the number of shares of the Company stock he owns beneficially. A shareholder's notice of a nomination for election of a director must include all information about the nominee(s) that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or as otherwise required under Rule 14A under the Securities Exchange Act of 1934. A notice of any other business a shareholder proposes to bring before the meeting must include a brief description of such business, the reasons for conducting such business at the meeting and any material interest the shareholder may have in the business to be presented. To be timely under the advance notice by-law, a shareholder's notice must generally be delivered to the secretary of the Company not later than the 90th day nor earlier than the 120th day prior to the first anniversary of the previous year's annual meeting, or (in the case of a special meeting) not later than the 10th day following public announcement of the date of a special meeting. The advance notification deadline for shareholder nomination of directors or presentation of other business for consideration at the 1999 Annual Meeting is no earlier than January 12, 1999 and no later than February 11, 1999. Director nominations or proposals for the transaction of other business will not be presented to the meeting unless the shareholder-proponent has complied with all of the requirements of the advance notice by-law.

The separate advance notification deadline for any submission to the Company of a shareholder proposal sought to be included in the Company's proxy statement for the 1999 Annual Meeting of Shareholders is described under the caption "Shareholder Proposals" in the Company's 1998 Annual Meeting proxy statement, previously filed with the Commission.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               3(i) Text of amendment to Article Fourth of the Company's Certificate of Incorporation
               3(ii)  Amended By-Laws of the Company

         (b)   Reports on Form 8-K

               Form 8-K, dated July 1, 1998, Banknorth announcing it entered into a definitive agreement with BankBoston, N.A. to purchase its Berkshire County, Massachusetts operations. Banknorth will pay $52.5 million to acquire ten full-service branches and one limited service branch, approximately $285 million in deposits, $78 million in commercial loans and $40 million of consumer loans, and Private Banking relationships that include a trust and investment management portfolio of approximately $1.0 billion.

               Form 8-K, dated July 31, 1998, announcing Banknorth had signed a definitive merger agreement with Evergreen Bancorp, Inc.
               Under the terms of the agreement, dated July 31, 1998, Evergreen will be merged with and into the Company, with shareholders of Evergreen receiving as merger consideration .90 shares of Banknorth common stock for each whole share of Evergreen common stock, plus cash in lieu of any fractional shares.
               Approximately 7.9 million shares of Banknorth common stock will be issued in the transaction. It is expected that the merger will be a tax-free reorganization and accounted for as a pooling of interests. Both Banknorth and Evergreen also announced the recision of their existing stock repurchase programs.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BANKNORTH GROUP, INC.
                                       Registrant



Date: 8/12/98                                  /S/ William H. Chadwick
                                       ---------------------------------------
                                                 William H. Chadwick
                                        President and Chief Executive Officer


Date: 8/12/98                                    /S/ Thomas J. Pruitt
                                       ---------------------------------------
                                                   Thomas J. Pruitt
                                          Executive Vice President and Chief
                                                  Financial Officer