Form 10-Q
period 1998-09-30
BANKNORTH GROUP INC /NEW/ /DE/
filed 1998-11-16
CIK 851105

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


      [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

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

15,246,296 shares of common stock, $l.00 par, outstanding on September 30, 1998.


INDEX TO FORM 10-Q


PART I                                                                    PAGE
-------------------------------------------------------------------------------

            Financial Highlights (Unaudited)                                1

    Item l  Interim Financial Statements

            Consolidated Statements of Income for the Three and
            Nine Months Ended September 30, 1998 and 1997
            (Both unaudited)                                                2

            Consolidated Balance Sheets at September 30, 1998
            (Unaudited), December 31, 1997 and September 30,
            1997 (Unaudited)                                                3

            Statements of Changes in Shareholders' Equity for
            the Three Months Ended March 31, 1998, June 30, 1998
            and September 30, 1998 (Unaudited) and the Year Ended
            December 31, 1997                                               4

            Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 1998 and 1997 (Both
            unaudited)                                                      5

            Notes to Unaudited Interim Consolidated Financial Statements    6

            Independent Auditors' Report                                    8

    Item 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9

    Item 3  Quantitative and Qualitative Disclosures about Market Risk     14


PART II
-------------------------------------------------------------------------------

    Item 1  Legal Proceedings                                             N/A

    Item 2  Changes in Securities                                          34

    Item 3  Defaults Upon Senior Securities                               N/A

    Item 4  Submission of Matters to a Vote of Security Holders           N/A

    Item 5  Other Information                                             N/A

    Item 6  Exhibits and Reports on Form 8-K                              N/A

            Signatures                                                     35


3nd Quarter 1998 Financial Highlights (Unaudited)

                                                                             Three Months                   Nine Months
                                                                          Ended September 30,           Ended September 30,
                                                                     ----------------------------   ---------------------------
(Dollars in thousands, except share and per share data)                  1998            1997           1998           1997
                                                                         ----            ----           ----           ----

INCOME DATA
  Net interest income, taxable equivalent                            $    30,349     $    30,365    $    90,568    $    89,048
  Net interest margin                                                       4.32%           4.46%          4.39%          4.60%

  Net income                                                         $     9,071     $     7,590    $    24,317    $    21,729

SHARE AND PER SHARE DATA
  Basic wtd. avg. number of shares outstanding                        15,318,311      15,694,514     15,375,452     15,600,502
  Basic earnings per share (Basic EPS)                               $      0.59     $      0.48    $      1.58    $      1.39
  Diluted wtd. avg. number of shares outstanding                      15,545,242      15,920,056     15,625,019     15,809,272
  Diluted earnings per share (Diluted EPS)                           $      0.58     $      0.48    $      1.56    $      1.37

  Shares outstanding, net of treasury shares, p.e.                    15,246,296      15,653,296     15,246,296     15,653,296
  Book value, p.e.                                                   $     15.99     $     14.60    $     15.99    $     14.60
  Tangible book value, p.e.                                                14.22           12.54          14.22          12.54

  Cash dividends declared                                                   0.16           0.145           0.48           0.435
  Market price:
    High                                                                   42.75           28.38          42.75          28.38
    Low                                                                    27.00           22.69          27.00          20.00
    Average close                                                          32.69           24.78          33.63          22.43
    Last                                                                   29.25           27.32          29.25          27.32
  Share volume                                                         1,699,941       2,271,560      6,865,764      5,707,692
  Average monthly share volume                                           566,647         757,187        762,863        634,188

  Price/Tangible book value, p.e.                                          205.7%          217.9%         205.7%         217.9%
  Price/Diluted EPS (last four reported quarters)                           13.9            14.9           13.9           14.9

AVERAGE BALANCES
  Assets                                                             $ 2,987,125     $ 2,849,746    $ 2,955,397    $ 2,737,786
  Earning assets                                                       2,795,367       2,698,328      2,765,350      2,583,014
  Loans                                                                1,992,927       1,933,960      1,978,891      1,904,480
  Goodwill                                                                27,787          33,038         29,063         34,315
  Deposits                                                             2,274,750       2,124,519      2,229,375      2,092,227
  Short-term borrowed funds                                              370,438         430,360        404,171        369,363
  Long-term debt                                                          49,186          20,196         34,698         22,546
  Corporation-obligated mandatorily redeemable capital securities         30,000          30,000         30,000         16,813
  Shareholders' equity                                                   235,388         223,284        231,172        214,044

KEY RATIOS
  Return on average assets                                                  1.20%           1.06%          1.10%          1.06%
  Return on average shareholders' equity                                   15.29           13.49          14.06          13.57
  Efficiency ratio                                                         57.44           62.93          59.73          61.93
  Total other operating income to gross revenue (t.e.)                     23.02           20.85          21.40          19.23

  Net loan charge-offs to average loans                                     0.11            0.17           0.12           0.29
  Provision for loan losses to average loans                                0.37            0.40           0.37           0.39
  Allowance for loan losses to loans, p.e.                                  1.48            1.29           1.48           1.29
  Allowance for loan losses coverage of non-performing loans, p.e.        170.01          143.09         170.01         143.09
  Non-performing assets to total assets, p.e.                               0.61            0.65           0.61           0.65

  Total capital to risk-adjusted assets, p.e.                              12.04           12.08          12.04          12.08
  Tier 1 capital to risk-adjusted assets, p.e.                             10.79           10.87          10.79          10.87
  Tier 1 capital to quarterly average total assets (Leverage)               8.06            7.98           8.06           7.98
  Tangible shareholders' equity to tangible assets, p.e.                    7.36            6.91           7.36           6.91

Note: All share and per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                              Three Months                  Nine Months
                                                           Ended September 30,          Ended September 30,
                                                           -------------------          -------------------
(Dollars in thousands, except per share data)              1998          1997           1998           1997
                                                           ----          ----           ----           ----

Interest income:
  Interest and fees on loans                              $45,241       $44,457       $134,627       $130,000
  Interest on money market investments                        368           109            563            303
  Interest on securities available for sale                11,541        11,279         34,360         29,714
  Interest on investment securities held to maturity          220           476            952          1,598
                                                          ---------------------------------------------------
      Total interest income                                57,370        56,321        170,502        161,615

Interest expense:
  Deposits                                                 21,675        19,770         62,998         57,015
  Short-term borrowed funds                                 4,841         5,990         15,985         14,856
  Long-term debt                                              767           343          1,641          1,114
                                                          ---------------------------------------------------
      Total interest expense                               27,283        26,103         80,624         72,985
                                                          ---------------------------------------------------

Net interest income                                        30,087        30,218         89,878         88,630
  Less: provision for loan losses                           1,840         1,940          5,525          5,626
                                                          ---------------------------------------------------

Net interest income after provision for loan losses        28,247        28,278         84,353         83,004
                                                          ---------------------------------------------------

Other operating income:
  Income from trust and investment management fees          2,290         2,270          6,906          6,373
  Service charges on deposit accounts                       2,135         1,910          6,521          5,747
  Card product income                                         531           787          1,453          2,329
  Loan servicing income                                       372           630          1,011          1,911
  Gain on sale of mortgage servicing rights                   392           896            386            944
  Net loan transactions                                       873           381          2,345            799
  Net securities transactions                                 127           163           (243)           187
  Bank owned life insurance                                   567            --          1,660             --
  Other income                                              1,789           964          4,613          2,912
                                                          ---------------------------------------------------
      Total other operating income                          9,076         8,001         24,652         21,202

Other operating expenses:
  Compensation                                              9,447         9,923         29,035         28,332
  Employee benefits                                         2,152         2,044          6,590          6,333
  Net occupancy                                             1,792         1,981          5,722          5,904
  Equipment and software                                    1,779         1,791          5,279          5,280
  Data processing                                           1,204         1,256          3,663          3,686
  Other real estate owned and repossession                    127           287            465            648
  Legal and professional                                    1,223           972          3,270          2,424
  Printing and supplies                                       467           598          1,508          1,795
  Advertising and marketing                                   705           612          2,080          1,856
  Communications                                              592           599          1,785          1,796
  Amortization of goodwill                                  1,305         1,305          3,917          3,917
  Capital securities                                          789           789          2,367          1,315
  Other expenses                                            2,599         2,914          8,202          8,800
                                                          ---------------------------------------------------
      Total other operating expenses                       24,181        25,071         73,883         72,086
                                                          ---------------------------------------------------

Income before income tax expense                           13,142        11,208         35,122         32,120
Income tax expense                                          4,071         3,618         10,805         10,391
                                                          ---------------------------------------------------

Net income                                                $ 9,071       $ 7,590       $ 24,317       $ 21,729
                                                          ===================================================

Basic earnings per share                                  $  0.59       $  0.48       $   1.58       $   1.39
                                                          ===================================================
Basic wtd. avg. number of shares outstanding               15,318        15,695         15,375         15,601
                                                          ===================================================

Diluted earnings per share                                $  0.58       $  0.48       $   1.56       $   1.37
                                                          ===================================================
Diluted wtd. avg. number of shares outstanding             15,545        15,920         15,625         15,809
                                                          ===================================================

Note: All per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.

See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED BALANCE SHEETS

                                                                   September 30,     December 31,     September 30,
(Dollars in thousands, except share and per share data)                1998              1997             1997
                                                                   -------------     ------------     -------------
                                                                    (Unaudited)                        (Unaudited)

Assets
  Cash and due from banks                                          $   80,107        $   85,734       $   89,742
  Money market investments                                                100                50            5,678
                                                                   ---------------------------------------------
      Cash and cash equivalents                                        80,207            85,784           95,420
                                                                   ---------------------------------------------

  Securities available for sale, at fair value                        739,057           710,308          715,850
  Loans held for sale                                                  33,314            24,958           17,139
  Investment securities held to maturity
   (Fair value of $11,477 at September 30, 1998, $24,246
   at December 31, 1997 and $24,455 at September 30, 1997)             11,081            23,972           26,171

  Loans                                                             1,993,477         1,960,629        1,938,824
  Less: allowance for loan losses                                      29,433            25,721           25,061
                                                                   ---------------------------------------------
      Net loans                                                     1,964,044         1,934,908        1,913,763
                                                                   ---------------------------------------------

  Accrued interest receivable                                          15,431            16,115           17,102
  Premises, equipment and software,  net                               28,111            29,446           29,908
  Other real estate owned and repossessed assets                          800             1,574            1,031
  Goodwill                                                             27,002            30,919           32,225
  Capitalized mortgage servicing rights                                 4,871             4,650            4,521
  Bank-owned life insurance                                            41,737            40,077               --
  Other assets                                                         24,273            20,266           19,470
                                                                   ---------------------------------------------

      Total assets                                                 $2,969,928        $2,922,977       $2,872,600
                                                                   =============================================

Liabilities, Corporation-Obligated Mandatorily Redeemable
 Capital Securities and Shareholders' Equity
  Deposits:
    Non-interest bearing                                           $  338,210        $  324,320       $  303,031
    NOW accounts & money market savings                             1,009,431           895,682          823,706
    Regular savings                                                   173,464           185,453          198,826
    Time deposits $100 thousand and greater                            96,669           103,998           93,884
    Time deposits under $100 thousand                                 665,492           690,367          710,126
                                                                   ---------------------------------------------
      Total deposits                                                2,283,266         2,199,820        2,129,573
                                                                   ---------------------------------------------

  Short-term borrowed funds:
    Federal funds purchased                                            22,400               700           25,000
    Securities sold under agreements to repurchase                    169,303           139,347          146,581
    Borrowings from U.S. Treasury                                      14,646            19,730           19,387
    Borrowings from Federal Home Loan Bank of Boston                  131,000           263,000          254,000
                                                                   ---------------------------------------------
      Total short-term borrowed funds                                 337,349           422,777          444,968
                                                                   ---------------------------------------------

  Long-term debt:
    Federal Home Loan Bank of Boston term notes                        40,081             6,139            7,948
    Bank term loan                                                      8,450            10,400           11,050
                                                                   ---------------------------------------------
      Total long-term debt                                             48,531            16,539           18,998
                                                                   ---------------------------------------------
  Accrued interest payable                                              4,491             4,721            5,178
  Other liabilities                                                    22,554            19,248           15,397
                                                                   ---------------------------------------------

      Total liabilities                                             2,696,191         2,663,105        2,614,114
                                                                   ---------------------------------------------

  Corporation-obligated mandatorily redeemable capital
   securities                                                          30,000            30,000           30,000

  Shareholders' equity:
    Preferred stock, $.01 par value; authorized 500,000
     shares as of September 30, 1998, and no shares
     authorized as of December 31, 1997 and
     September 30, 1997                                                    --                --               --
    Common stock, $1.00 par value; authorized 70,000,000
     shares and issued 15,653,296 shares as of September
     30, 1998, and authorized 20,000,000 shares and issued
     15,653,296 shares as of December 31, 1997, and authorized
     20,000,000 shares and issued 7,826,648 shares as of
     September 30, 1997                                                15,653            15,653            7,827
    Surplus                                                            83,718            83,770           90,925
    Retained earnings                                                 149,892           134,486          129,627
    Unamortized employee restricted stock                              (1,093)           (1,550)          (1,456)
    Accumulated other comprehensive income                              8,728             2,311            1,563
    Less: Common stock in treasury, at cost;
     407,000 shares as of September 30, 1998, 154,000 shares
     as of December 31, 1997 and no shares as of September
     30, 1997                                                         (13,161)           (4,798)              --
                                                                   ---------------------------------------------
      Total shareholders' equity                                      243,737           229,872          228,486
                                                                   ---------------------------------------------

      Total liabilities, corporation-obligated mandatorily
       redeemable capital securities and shareholders' equity      $2,969,928        $2,922,977       $2,872,600
                                                                   =============================================

See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                   Unamortized    Accumulated
                                                                     Employee       Other
(Dollars in thousands, except     Common               Retained     Restricted   Comprehensive   Treasury   Comprehensive
 per share data)                   Stock     Surplus   Earnings        Stock        Income         Stock       Income       Total
                                  --------------------------------------------------------------------------------------------------

Balance, January 1, 1997          $ 7,827    $87,410   $115,130     $(1,153)       $(2,477)            --           --     $206,737

Comprehensive income:
  Net income                           --         --     30,489          --             --             --      $30,489       30,489
                                                                                                               -------
  Other comprehensive income,
   net of tax:
    Unrealized net holding gains
     arising during the year
     (pre-tax $7,654)                  --         --         --          --             --             --        4,954
    Reclassification adjustment
     for net gains realized in
     net income during the year
     (pre-tax $258)                    --         --         --          --             --             --         (166)
                                                                                                               -------
Other comprehensive income             --         --         --          --          4,788             --        4,788        4,788
                                                                                                               -------
Comprehensive income                                                                                           $35,277
                                                                                                               =======

Cash dividends  $ .58 per share        --         --     (9,069)         --             --             --                    (9,069)
Issuance of employee restricted
 stock                                 --         --         --        (315)            --             --                      (315)
Amortization of employee
 restricted stock                      --        851         --         (82)            --             --                       769
Issuance of restricted stock
 units under directors' deferred
 compensation plan, net                --      3,335         (4)         --             --             --                     3,331
Exercise of employee stock
 options, net                          --         --     (2,060)         --             --             --                    (2,060)
Purchase of treasury stock, net        --         --         --          --             --         (4,798)                   (4,798)
2 for 1 stock split                 7,826     (7,826)        --          --             --             --                        --
                                  -----------------------------------------------------------------------                  --------

Balance, December 31, 1997        $15,653    $83,770   $134,486     $(1,550)       $ 2,311       $ (4,798)                 $229,872
                                  ========================================================================                 ========

Comprehensive income:
  Net income                           --         --   $  6,924          --             --             --      $ 6,924     $  6,924
                                                                                                               -------
  Other comprehensive income,
   net of tax:
    Unrealized net holding gains
     arising during the	quarter
     (pre-tax $517)                    --         --         --          --             --             --          318
    Reclassification adjustment
     for net losses realized in
     net income during the quarter
     (pre-tax $439)                    --         --         --          --             --             --          284
                                                                                                               -------
Other comprehensive income             --         --         --          --            602             --          602          602
                                                                                                               -------
Comprehensive income                                                                                           $ 7,526
                                                                                                               =======

Cash dividends  $ .16 per share        --         --     (2,472)         --             --             --                    (2,472)
Amortization of employee
 restricted stock                      --        217         --          29             --             --                       246
Issuance of restricted stock
 units under directors' deferred
 compensation plan, net                --        145         (3)         --             --             --                       142
Exercise of employee stock
 options, net                          --         --       (413)         --             --             --                      (413)
Purchase of treasury stock, net        --         --         --          --             --         (5,019)                   (5,019)
                                  -----------------------------------------------------------------------                  --------
Balance, March 31, 1998           $15,653    $84,132   $138,522     $(1,521)       $ 2,913       $ (9,817)                 $229,882
                                  =======================================================================                  ========

Comprehensive income:
  Net income                           --         --   $  8,322          --             --             --      $ 8,322     $  8,322
                                                                                                               -------
  Other comprehensive income,
   net of tax:
    Unrealized net holding gains
     arising during the	quarter
     (pre-tax $1,493)                  --         --         --          --             --             --          951
    Reclassification adjustment
     for net gains realized in
     net income during the quarter
     (pre-tax $69)                     --         --         --          --             --             --          (44)
                                                                                                               -------
Other comprehensive income             --         --         --          --            907             --          907          907
                                                                                                               -------
Comprehensive income                                                                                           $ 9,229
                                                                                                               =======

Cash dividends  $ .16 per share        --         --     (2,434)         --             --             --                    (2,434)
Amortization of employee
 restricted stock                      --         38         --         211             --             --                       249
Issuance of restricted stock
 units under directors' deferred
 compensation plan, net                --         78        (18)         --             --             --                        60
Exercise of employee stock
 options, net                          --         --       (830)         --             --             --                      (830)
Purchase of treasury stock, net        --         --         --          --             --         (3,556)                   (3,556)
                                  -----------------------------------------------------------------------                  --------
Balance, June 30, 1998            $15,653    $84,248   $143,562     $(1,310)       $ 3,820       $(13,373)                 $232,600
                                  =======================================================================                  ========

Comprehensive income:
  Net income                           --         --   $  9,071          --             --             --      $ 9,071     $  9,071
                                                                                                               -------
  Other comprehensive income,
   net of tax:
    Unrealized net holding gains
     arising during the quarter
     (pre-tax $7,811)                  --         --         --          --             --             --        4,989
    Reclassification adjustment
     for net gains realized in
     net income during the quarter
     (pre-tax $127)                    --         --         --          --             --             --          (81)
                                                                                                               -------
Other comprehensive income             --         --         --          --          4,908             --        4,908        4,908
                                                                                                               -------
Comprehensive income                                                                                           $13,979
                                                                                                               =======

Cash dividends  $ .16 per share        --         --     (2,433)         --             --             --                    (2,433)
Issuance of employee restricted
 stock                                 --         41         --        (253)            --            212                        --
Amortization of employee
 restricted stock                      --       (622)        --         470             --             --                      (152)
Issuance of restricted stock
 units under directors' deferred
 compensation plan, net                --         51        (16)         --             --             --                        35
Exercise of employee stock
 options, net                          --         --       (292)         --             --             --                      (292)
                                  -----------------------------------------------------------------------                  --------
Balance, September 30, 1998       $15,653    $83,718   $149,892     $(1,093)       $ 8,728       $(13,161)                 $243,737
                                  =======================================================================                  ========

Note: All per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.


See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
(Dollars in thousands)                                                       1998          1997
                                                                          -----------------------

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
    Net income                                                            $  24,317     $  21,729

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of premises, equipment and software           3,660         3,514
  Amortization of goodwill                                                    3,917         3,917
  Net amortization of securities available for sale                           2,550         2,567
  Net accretion of investment securities held to maturity                      (177)         (258)
  Provision for loan losses                                                   5,525         5,626
  Adjustment of other real estate owned to estimated fair value                 200           209
  Provision for deferred tax expense (benefit)                                 (744)          196
  Amortization of employee restricted stock                                     343           484
  Issuance of restricted stock units under directors'
   deferred compensation plan, net                                              237            --
  Net decrease in trading account assets                                         17            --
  Net securities transactions                                                   243          (187)
  Net gain on sale of securities held for trading                               (17)           --
  Net gain on sale of other real estate owned and repossessed assets           (250)         (184)
  Proceeds from sale of loans held for sale                                 235,646        88,429
  Originations and purchases of loans held for resale                      (241,271)      (91,719)
  Net gain on sale of loans held for sale                                    (2,345)         (799)
  Gain on sale of mortgage servicing rights                                    (386)         (944)
  Decrease (increase) in interest receivable                                    684        (1,954)
  Increase (decrease) in interest payable                                      (230)        2,579
  Increase in other assets and other intangibles                             (8,347)         (989)
  Increase (decrease) in other liabilities                                    3,306        (1,103)
                                                                          -----------------------
    Total adjustments                                                         2,561         9,384
                                                                          -----------------------
    Net cash provided by operating activities                                26,878        31,113
                                                                          -----------------------

Cash flows from investing activities:
  Proceeds from maturity and call of securities available for sale          138,472        71,216
  Proceeds from maturity and call of investment
   securities held to maturity                                               13,092         8,318
  Proceeds from sale of securities available for sale                        99,000           290
  Purchase of securities available for sale                                (258,974)     (252,234)
  Proceeds from sale of OREO and repossessed assets                           2,148         2,036
  Loans purchased                                                                --       (37,453)
  Net increase in originated loans                                          (35,985)      (59,395)
  Capital expenditures                                                       (2,769)       (3,991)
                                                                          -----------------------

    Net cash used in investing activities                                   (45,016)     (271,213)
                                                                          -----------------------

Cash flows from financing activities:
  Net increase in deposits                                                   83,446        63,509
  Net increase (decrease) in short-term borrowed funds                      (85,428)      164,507
  Purchase of treasury stock, net                                            (8,363)           --
  Issuance of corporation-obligated mandatorily
   redeemable capital securities                                                 --        30,000
  Issuance of long-term debt                                                 37,645            --
  Payments on long-term debt                                                 (5,653)       (6,925)
  Issuance of restricted stock awards                                          (212)         (315)
  Exercise of employee stock options, net                                    (1,535)         (418)
  Dividends paid                                                             (7,339)       (6,810)
                                                                          -----------------------

    Net cash provided by financing activities                                12,561       243,548
                                                                          -----------------------

Net increase (decrease) in cash and cash equivalents                         (5,577)        3,448
                                                                          -----------------------

Cash and cash equivalents at beginning of period                             85,784        91,972
                                                                          -----------------------

Cash and cash equivalents at end of period                                $  80,207     $  95,420
                                                                          =======================

Additional disclosure relative to statement of cash flows:
  Interest paid                                                           $  80,854     $  70,406
                                                                          =======================
  Taxes paid                                                              $  13,083     $   8,615
                                                                          =======================

Supplemental schedule of non-cash investing and financing activities:
  Net transfer of loans to OREO and repossessed assets                    $   1,324     $   2,171
  Adjustment to securities available for sale to fair value, net of tax       6,417         4,040
  Issuance of restricted stock units under deferred
   compensation plan, net                                                        --         3,039


See accompanying notes to unaudited interim consolidated financial statements.


NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries, First Massachusetts Bank, N.A., North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank, The Howard Bank, N.A., First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company, Franklin Lamoille Bank, Granite Savings Bank and Trust Company, Woodstock National Bank, The Stratevest Group, N.A., North Group Realty, Inc., and Banknorth Capital Trust I. It is the opinion of management that the accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which are considered necessary to report fairly the financial position as of September 30, 1998 and 1997, the Consolidated Statements of Income for the three and nine months ended September 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 and the Consolidated Statements of Changes in Shareholders' Equity for the three months ended March 31, 1998, June 30, 1998, and September 30, 1998 and the year ended
December 31, 1997.   The accompanying unaudited interim consolidated
financial statements should be read in conjunction with Banknorth Group, Inc.'s consolidated year end financial statements, including notes thereto, which are included in Banknorth Group, Inc.'s 1997 annual report to shareholders on Form 10-K.

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

The following table provides calculations of basic and diluted earnings per share:

                                                  Three Months Ended September 30,
                                  -----------------------------------------------------------------
                                                1998                            1997
                                  -------------------------------   -------------------------------
                                              Weighted      Per               Weighted        Per
(Dollars in thousands, except       Net        Average     Share      Net      Average       Share
 for share and per share data)    Income        Shares     Amount   Income      Shares       Amount
                                  -----------------------------------------------------------------

Basic earnings per share          $ 9,071    15,318,311    $0.59    $ 7,590    15,694,514    $0.48

Effect of dilutive securities
Stock options                                   198,101                           199,140
Restricted stock awards                          28,830                            26,402
                                             ----------                        ----------
Diluted earnings per share        $ 9,071    15,545,242    $0.58    $ 7,590    15,920,056    $0.48
                                  =====================             =====================

                                                  Nine Months Ended September 30,
                                  -----------------------------------------------------------------
                                                1998                            1997
                                  -------------------------------   -------------------------------
                                              Weighted      Per               Weighted        Per
(Dollars in thousands, except       Net        Average     Share      Net      Average       Share
 for share and per share data)    Income        Shares     Amount   Income      Shares       Amount
                                  -----------------------------------------------------------------

Basic earnings per share          $24,317    15,375,452    $1.58    $21,729    15,600,502    $1.39

Effect of dilutive securities
Stock options                                   220,635                           176,890
Restricted stock awards                          28,932                            31,880
                                             ----------                        ----------
Diluted earnings per share        $24,317    15,625,019    $1.56    $21,729    15,809,272    $1.37
                                  =====================             =====================

3. On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the nine month periods ended September 30, 1998 and 1997 was $30.7 million and $23.3 million, respectively.

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


                        INDEPENDENT AUDITORS' REPORT


The Board of Directors
Banknorth Group, Inc.

      We have reviewed the consolidated balance sheets of Banknorth Group, Inc. and subsidiaries ("the Company") as of September 30, 1998 and 1997, and the related consolidated statements of income for the three and nine month periods ended September 30, 1998 and 1997, and the consolidated statements of changes in shareholders' equity for the three month periods ended March 31, 1998, June 30, 1998, and September 30, 1998, and the consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management.

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

Albany, New York
October 14, 1998


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

      The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Banknorth Group, Inc. ("the parent company") and its subsidiaries during the three and nine months ended September 30, 1998, with comparisons to 1997, as applicable. Collectively, the parent company and its subsidiaries are referred to herein as "Banknorth" or "Company". Net interest income and net interest margin are presented in this discussion on a fully taxable equivalent basis ("f.t.e."). Balances discussed are daily averages unless otherwise described. The unaudited consolidated interim financial statements, as well as the 1997 annual report to shareholders' should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

      * the effect of lower than expected revenues or cost savings from the pending merger with Evergreen Bancorp, Inc.;

      * the effect of higher than expected costs and unanticipated difficulties related to the cost of integration of acquired businesses and operations;

      * the effect of other risks and uncertainties discussed throughout this report as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and its Current Report on Form 8-K dated July 31, 1998.

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

MERGERS & ACQUISITIONS
EVERGREEN BANCORP, INC.

      On July 31, 1998, Banknorth announced that it had reached a definitive agreement to merge with Evergreen Bancorp, Inc. ("Evergreen"), a bank holding company headquartered in Glens Falls, New York. Under the terms of the merger agreement, shareholders of Evergreen will receive a fixed exchange of 0.9 shares of Banknorth common stock for each share of Evergreen common stock plus cash in lieu of any fractional shares. Banknorth will issue approximately 7.9 million shares in the transaction, bringing Banknorth's outstanding shares to approximately 23.2 million immediately following the merger. In addition, all outstanding stock options of Evergreen will be converted into Banknorth stock options, adjusted to reflect the merger conversion ratio. The proposed exchange is expected to qualify as a tax-free reorganization and will be accounted for as a pooling-of-interests. On September 30, 1998, Evergreen's total consolidated assets, deposits and shareholders' equity were $1.1 billion, $954 million and $90 million, respectively. The Company expects to incur pre-tax merger and restructuring items of approximately $21 million ($15.8 million after tax). The merger, which is subject to regulatory and shareholder approval, is expected to be completed by the end of 1998 and to enhance the Company's earnings in 1999. At the time it announced the proposed merger with Evergreen, the Company also announced the recision of its previously announced stock repurchase program.

BANKBOSTON BERKSHIRE COUNTY

      On July 1, 1998, Banknorth entered into an agreement to purchase BankBoston, N.A.'s Berkshire County, Massachusetts banking operations, consisting of ten full service branches, one limited service branch and nine remote ATM locations, as well as private banking relationships associated with the branches. In connection with the Berkshire Acquisition, Banknorth will pay to BankBoston, N.A. a fixed premium of $52.5 million. As of March 31, 1998, deposits at the Berkshire branches were approximately $285.0 million, plus accrued interest. Banknorth also agreed to purchase in the transaction commercial loans associated with the branches with a net book balance as of March 31, 1998 of approximately $78.0 million and a portfolio of consumer loans originated at the branches with a net book balance as of March 31, 1998 of approximately $40.0 million. The Berkshire acquisition (other than the private banking relationships) will be made through First Massachusetts, N.A., headquartered in Worcester, Massachusetts, and will extend that bank's central Massachusetts territory westward to the border of New York State and contiguous to the southern reach of Evergreen's New York market area. The private banking relationships associated with the Berkshire branches, which, as of March 31, 1998, represented approximately $1.0 billion of trust and investment assets under management, will be acquired by Banknorth's trust and investment management subsidiary, The Stratevest Group, N.A., headquartered in Burlington, Vermont and financed through loans from certain of Banknorth's subsidiary banks.

      To complete the transaction, Banknorth will reallocate capital resources through payment of a special dividend to Banknorth by its subsidiary banks, except First Massachusetts of approximately $21.5 million. All subsidiary banks paying a special dividend are expected to remain well-capitalized after payment. The funds from the special dividend together with existing capital resources at the parent company level (totaling approximately $26 million) will then be contributed by Banknorth to the capital of First Massachusetts to ensure that First Massachusetts is adequately capitalized for regulatory capital purposes.

      After completion of both of the above noted transactions, the total assets of Banknorth will be approximately $4.3 billion.

OVERVIEW

      Banknorth recorded net income of $9.1 million, representing diluted earnings per share ("EPS") of $.58, for the three months ended September 30, 1998, compared to $7.6 million, or $.48 diluted EPS for the three months ended September 30, 1997. For the year to date period ended September 30, 1998, net income was $24.3 million, or $1.56 diluted EPS, as compared to $21.7 million, or $1.37 diluted EPS.

During the third quarter of 1998:

      * Banknorth reported a return on average assets of 1.20% and a return on average equity of 15.29% for the third quarter of 1998.

      * The efficiency ratio for the quarter declined to 57.44%, the lowest level experienced by Banknorth. Further, operating expenses declined for the third straight quarter.

ASSET/LIABILITY MANAGEMENT

      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary earning assets with additional capacity invested in money market instruments. Earning assets were 93.50% and 94.12% of total assets at September 30, 1998 and 1997, respectively.

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

Corporation-Obligated Mandatorily Redeemable Capital Securities

      On May 1, 1997, Banknorth established Banknorth Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon filing a certificate of trust with the Delaware Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year corporation-obligated mandatorily redeemable capital securities ("capital securities") in the aggregate amount of $30.0 million at 10.52%, (ii) using the proceeds from the sale of the capital securities to acquire the corporation-obligated junior subordinated debentures ("debentures") issued by the parent company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The debentures are the sole assets of the Trust and, accordingly, payments under the debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the parent company. The Company has used the net proceeds from the sale of the capital securities for general corporate purposes. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. The parent company's primary sources of funds to pay interest on the debentures are current dividends from subsidiary banks. Accordingly, the parent company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to generate sufficient earnings to pay dividends. As noted above, the Company plans to reallocate capital resources through the use of a special dividend from certain of its subsidiary banks to the parent company, which will reduce the dividend paying capacity of those banks. Management does not expect that this reallocation of capital nor the related impact on the dividend paying capacity of these subsidiary banks will adversely affect the parent company's ability to service the debentures. See also "Capital Resources" section of this document.

Earning Assets

      Earning assets were $2.8 billion during the third quarter of 1998, an increase of $97.0 million, or 3.6% from the third quarter of 1997 primarily due to the growth of the loan portfolio resulting from increased loan demand and growth in the securities available for sale portfolio. For the year to date period, earning assets were $2.8 billion as compared to $2.6 billion in 1997. Table A, Mix of Average Earning Assets, shows how the mix of earning assets has changed as compared to the same period in 1997.

      Loans. Average total loans of $2.0 billion during the three months ended September 30, 1998, were $59.0 million, or 3.0%, above the same period of 1997. The increase in total loans from year to year is attributable to improved commercial loan demand offset by a decline in the real estate mortgage portfolio as a result of refinancing activity. Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of September 30, 1998 and 1997, as well as December 31, 1997.

      Given the current economic indicators and interest rate environment, management believes that the Company will see continued but slowing commercial loan growth in the loan portfolio over the next several months. Although a falling interest rate environment normally encourages borrowing, management expects that the unstable international economic news may slow loan demand.

      Loans held for sale. Loans designated as held for sale are primarily single-family mortgages, originated by the Company's mortgage banking subsidiary or purchased through its wholesale lending operation, awaiting sale into the secondary market or to other Banknorth subsidiaries. Loans originated or purchased by the mortgage company are sold on the secondary market with some level of production, primarily adjustable rate mortgages, retained by the Company and held in its mortgage portfolio. Loans held for sale were $34.4 million during the third quarter of 1998, $13.5 million, or 64.3% higher than the average for the three-month period ending September 30, 1997, but $7.5 million or 17.9% lower than the average for the second quarter of 1998. New loan originations and refinancing activity remained strong in the third quarter, however, fell off slightly from the record levels of the second quarter of 1998. This high production level results in a greater level of mortgage product awaiting sale into the secondary market. Given the recent decline in interest rates and the strong application volume, management expects production will continue to be strong through year end 1998.

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

      Period end balances in securities available for sale totaled $739.1 million at September 30, 1998 as compared to $715.9 million at September 30, 1997, an increase of $23.2 million or 3.2%. The September 1998 balance is stated net of a fair value adjustment reflecting net unrealized gains of $13.6 million compared to the net unrealized gains of $2.5 million in
September 1997.   The increase in the portfolio balance noted above was
primarily the result of the Company increasing its holdings of securities available for sale through the re-investment of cash flows generated by the held-to-maturity portfolio into the available for sale portfolio and the increased fair value adjustment stated above. These increases were partially offset by the Company's purchase of $40.0 million in bank-owned life insurance ("BOLI") in the fourth quarter of 1997. Securities available for sale were allowed to mature or were sold in order to provide the funding
necessary to implement the BOLI program.   Average balances for securities
available for sale for the three months ended September 30, 1998 and 1997 were $729.4 million and $708.4 million, respectively.

      In January 1998, Banknorth sold approximately $85.5 million of balloon mortgage-backed securities from the available for sale portfolio. While the sales resulted in a pre-tax net loss of $504 thousand, the enhanced yield received through re-investment resulted in recovery of the loss within six months. These securities which were yielding approximately 5.12% were sold and replaced with securities yielding approximately 6.48%. After recovering the $504 thousand loss incurred, Banknorth anticipates additional interest income of approximately $523 thousand during 1998 and approximately $994 thousand in improved interest income in 1999 as a result of this sale. The new securities purchased, as well as the characteristics of the portfolio after the transaction, meet all established corporate guidelines.

      Investment securities held to maturity. The designation "investment securities held to maturity" is made at the time of purchase or transfer based upon the intent and ability to hold these securities until maturity. The management of this portfolio focuses on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. Cash flow guidelines and average duration targets have been established for management of this portfolio. As of September 30, 1998, the balance of securities in this category was $11.1 million, $15.1 million below the balance at September 30, 1997. The primary cause of the reduced portfolio size was the reinvestment of cash flows from maturities during 1997, and thus far in 1998 into the available for sale portfolio.

      Table C, Securities Available for Sale and Investment Securities Held to Maturity contains details of investment securities at September 30, 1998 and 1997, as well as December 31, 1997.

      Money market investments. Money market investments, primarily Federal funds sold, averaged $26.5 million during the third quarter of 1998, up $18.5 million, or 233.7%, from the third quarter of 1997 primarily due to strong deposit growth. Short-term borrowed funds are being paid off given the strong growth of deposits and repurchase agreements. The timing of the pay-off of the borrowings, however, lags slightly behind the deposit growth, thereby generating higher money market investment balances. Subsidiary banks with excess overnight cash positions invest such funds with other subsidiary banks that may have short-term funding needs. This internal settlement, performed prior to purchasing/selling funds in the market, reduces funding costs and improves overall liquidity. For the year to date period ended September 30, 1998, money market investments were $13.5 million, 89.7% higher than the average for the nine months ended September 30, 1997.

      Income on earning assets. Income from earning assets was $57.6 million for the three-month period ended September 30, 1998, as compared to $56.5 million for the same period in 1997. The increase of $1.2 million, or 2.1%, resulted from the increases in earning assets through normal growth and asset purchases described previously. Total earning assets during the third quarter of 1998 of $2.8 billion yielded 8.20%, while in 1997 earning assets of $2.7 billion yielded 8.30%. The increase in earning assets contributed $1.9 million towards the increase in interest income, while the decline in yield of 10 basis points resulted in $689 thousand less in interest income. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest income from earning assets.

      For the nine months ended September 30, 1998 and 1997, income from earning assets was $171.2 million and $162.0 million, respectively. Total earning assets of $2.8 billion, increased $182.3 million or 7.1% over the nine month average of 1997. The yield on earning assets was 8.29% during the first nine months of 1998 as compared to 8.37% during the same period of 1997. During the first nine months of 1998, the increase in earning assets contributed $10.7 million towards the increase over the same period of 1997, while the 8 basis point reduction in yield caused a $1.6 million decrease.

Funding Sources

      Banknorth utilizes various traditional sources of funding to support its earning asset portfolios. Average total net funding increased by $119.3 million, or 4.6%, in the third quarter of 1998 in comparison to the average for the quarter ended September 30, 1997. Table E, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for the third quarter of 1998 and 1997.

      Deposits. Total core deposits averaged $2.2 billion during the three month period ended September 30, 1998, $140.8 million, or 6.9%, over the third quarter average of 1997. NOW and money market accounts increased by $191.1 million, while retail time deposits in denominations less than $100,000 decreased by $51.3 million and regular savings decreased $28.0 million. In the current low rate environment, the indexed money market product offered is an attractive option for our customers. Total core deposits represented 80.6% of total net funding during the third quarter of 1998 as compared to 78.9% during the same quarter of 1997.

      Purchased liabilities. Total purchased liabilities decreased on average by $18.9 million to $512.6 million during the third quarter of 1998 from $531.5 million during the third quarter of 1997. The decreased borrowings, or purchased liabilities, were the result of the strong deposit growth which allowed for the paydown of short-term borrowed funds from FHLB. Banknorth constantly seeks to fund its earning assets in the most efficient and profitable manner. Accordingly, management expects prudent levels of short-term borrowed funds and long-term debt to continue to be important sources of funding.

      Bank Debt. Average bank debt of $9.1 million during the third quarter of 1998 represents the 1994 funding of the acquisition of North American Bank Corporation ("NAB"). Banknorth financed the transaction with a bank credit facility whose original terms were re-negotiated in December 1996. The re-negotiated terms provide improved pricing and an extension of the repayment period. The balance of $8.5 million at September 30, 1998 will be repaid within four years.

      Interest expense summary. Total interest expense for the three months ended September 30, 1998 was $27.3 million, an increase of $1.2 million or 4.5%, as compared to the same period of 1997. Total interest bearing liabilities of $2.4 billion, increased $90.3 million or 4.0%. Increased levels of interest-bearing liabilities contributed $1.1 million to the increase in interest expense while the increase in rates paid increased interest expense by $115 thousand. The cost of interest bearing liabilities was 4.56% in the third quarter of 1998, an increase of 2 basis points from the third quarter of 1997.

      Total interest bearing liabilities averaged $2.4 billion during the nine months ended September 30, 1998, $158.2 million, or 7.2%, higher than in 1997. The cost of funds was 4.57% in 1998 as compared to 4.44% in 1997. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest bearing liabilities and interest expense.

Net Interest Income

      Net interest income totaled $30.3 million and $30.4 million for the three-month periods ended September 30, 1998 and 1997, respectively. The net interest margin was 4.32% during the third quarter of 1998 as compared to 4.46% during the same period of 1997. The yield on earning assets of 8.20% for the third quarter of 1998, was 10 basis points below the corresponding period of the prior year. Interest rates generally decreased during 1997 and early 1998. This trend of the decreasing yield on earning assets was experienced throughout 1997 and 1998. During the fourth quarter of 1997, the net interest margin was 4.48%, 9 basis points below the margin for the full year of 1997. The net interest margin narrowed during 1997 and to date in 1998 as competition for quality credits and retail deposits resulted in a tighter spread between asset yields and deposit costs. A changing mix of deposits where higher cost deposits, such as money market accounts, are increasing whereas lower cost deposits are declining contributed to the narrowing margin.

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

      NPAs were $18.1 million at September 30, 1998, a decrease of $433 thousand from September 30, 1997 but increased $1.8 million from December 31, 1997. The ratio of NPAs to loans plus other real estate owned and repossessed assets at September 30, 1998, was .91% compared to .96% at September 30, 1997 and .83% at December 31, 1997. Table G, Non-Performing Assets, contains the details for September 30, 1998 and 1997, and December 31, 1997.

      Non-performing loans ("NPLs") at September 30, 1998 were $17.3 million, a net decrease of $202 thousand, or 1.2%, from September 30, 1997, but an increase of $2.6 million, or 17.8%, from December 31, 1997. The increase in the NPLs from year end 1997 is primarily due to the recording of one large commercial loan ($6.3 million) as a troubled debt restructured loan ("TDR") in the third quarter. The principal and interest payments on this loan are current and the TDR designation is expected to be removed in 1999 as the result of the rewritten loan being at market interest rate. Without this loan, NPLs were down from year end 1997 as loans in non-accrual status fell from a level of $13.3 million as of December 31, 1997 to $8.9 million as of September 30, 1998. Delinquency rates in the residential portfolio are consistent with trends seen regionally and nationally. Further, commercial delinquencies for Banknorth have remained flat. Given the current unstable economic news from abroad and the growing impact of this news on our national economy, management expects that certain credits may be adversely impacted and may encounter difficulty in continuing to perform under the contractual terms of their loans. While this occurrence might result in increases in NPLs and subsequent charge-offs, management does not expect it to materially affect the Company's performance during the next several quarters.

      Total other real estate owned and repossessed assets were $800 thousand at September 30, 1998, down $231 thousand from one year earlier and down $774 thousand from December 31, 1997.

Allowance for loan losses and provision. The allowance for loan losses is maintained at a level estimated by management to provide adequately for risk of loss inherent in the loan portfolio. The adequacy of the allowance for loan losses is monitored monthly. It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio's risk profile. It is also evaluated to ensure that it is sufficient to absorb all estimated credit losses inherent in the current loan portfolio. For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio. For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogenous pools of loans, estimates of the Company's exposure to credit loss reflect a thorough assessment of a number of factors which could affect loan collectibility. These factors include: the size, trend, composition, and nature; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; trends experienced in non-performing and delinquent loans; past loss experience; economic trends in the Company's market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and, the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgement about information available to them at the time of their examination, which may not be currently available to management.

      After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of credit. While management uses available information to recognize losses on loans, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above. The provision for loan losses ("provision") for the three months ended September 30, 1998 was $1.8 million, or an annualized .37% of average loans. The provision for the first nine months of the year was $5.5 million or an annualized .37% of average loans. Provisions of $5.6 million, or an annualized .39% of average loans, and $7.7 million, or .40% of average loans were experienced during the first nine months of 1997 and the full year of 1997, respectively. During the past year the Company has experienced growth in the commercial and installment loan segments of the portfolio. Offsetting this growth and the increased credit risk inherently associated with these loans is the overall improvement experienced in the performance and condition of the loan portfolio. As a result of these considerations, the 1998 provision has remained relatively constant in comparison to 1997 on both a quarter to date and year to date basis.

      Table H, Summary of Loan Loss Experience, includes an analysis of the changes to the allowance for the nine months ended September 30, 1998 and 1997, as well as for the year ended December 31, 1997. Loans charged off in the first nine months of 1998 were $5.6 million, or an annualized .38% of average loans. This represents an improvement over the prior year's nine month results when charge-offs totaled $7.6 million, or an annualized .53% of average loans. Recoveries in the first nine months of 1998 on loans previously charged off were $3.8 million as compared to $3.5 million for the same period of 1997.

      At September 30, 1998, the allowance provided a coverage of non-performing loans of 170.01% as compared to 175.08% and 143.09% at December 31, 1997 and September 30, 1997, respectively.

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

      The aggregate cost of the interest rate floors was $2.8 million, which is being amortized as an adjustment to the related loan yield on a straight-line basis over the terms of the agreements. At September 30, 1998, the unamortized balance of these interest rate floors was $1.1 million. The estimated fair value of these floors was $4.1 million as of September 30, 1998.

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

      The Company achieves its liability based liquidity objectives in a variety of ways. Net liabilities can be classified into three basic categories for the purpose of managing liability-based liquidity: core deposits, purchased liabilities and long-term or capital market funds. Core deposits consist of non-interest bearing demand deposits and retail deposits. These deposits result from relatively dependable customers and commercial banking relationships and are therefore viewed as a stable component of total required funding. Banknorth will continue to seek funding in the most efficient and cost effective manner as possible. Table E reflects the components of funding for September 30, 1998 and 1997.

      Among the traditional funding instruments comprising the category of purchased liabilities are time deposits $100 thousand and greater, Federal funds purchased, securities sold under agreement to repurchase, borrowings from the United States Treasury Department Treasury, Tax and Loan accounts, and short and long-term borrowings from the FHLB.

      One of the principal components of short-term borrowed funds is securities sold under agreement to repurchase. These borrowings generally represent short-term uninsured customer investments, which are secured by Company securities. During the third quarter of 1998, the average securities sold under agreement to repurchase were $169.6 million, as compared to $129.4 million in the third quarter of 1997.

      Borrowings from the FHLB, both short-term and long-term, were down $65.6 million, or 22.5%, from the third quarter of 1997 to the third quarter of 1998. The decrease was the result of the paydown of borrowings due to the strong deposit and repurchase agreement growth.

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

      The Company also uses the capital markets as a source of liquidity.
In May 1997, the Company established a trust to issue and sell $30.0 million in capital securities. The net proceeds were used for general corporate purposes. In February 1996, the Company issued 2,044,446 shares of common stock resulting in $32.2 million in net proceeds which were used to provide a portion of the initial capital of First Massachusetts Bank and to help offset the reduction in the Company's regulatory capital ratios resulting from the acquisition.

OTHER OPERATING INCOME AND EXPENSES

      Other operating income is a significant source of revenue for Banknorth and an important factor in the Company's results of operations. Other operating income totaled $9.1 million for the third quarter of 1998, $1.1 million or 13.4% higher than the third quarter of 1997. For the nine months ended September 30, 1998 and 1997, other operating income was $24.7
million and $21.2 million, respectively.   The improvement in other
operating income resulted primarily from the implementation of performance initiatives announced in the second half 1997, including but not limited to, improved collection of service charges, ATM convenience fees, and bank-owned life insurance, and the current strong mortgage banking environment.

      Trust and investment management. The Stratevest Group, N.A., the company's trust and investment management subsidiary, contributes the largest recurring portion of other operating income through fees generated from the performance of trust and investment management services. Income from trust and investment management services totaled $2.3 million in the third quarter of 1998, an increase of $20 thousand, or 0.9% over the same period of 1997. For the nine months ended September 30, 1998, trust and investment management income was $6.9 million, up $533 thousand, or 8.4%, over the same period of 1997. The increase resulted from increases in assets under management. Continued opportunities for increases in the generation of Stratevest income lie in increased sales in the Massachusetts and New Hampshire markets. The Company is experiencing increased sales in these areas and, accordingly, management expects increased levels of trust and investment management income for the entire 1998 year as compared to the previous year. Offsetting these increases is the impact of the declining prices in the stock market. The management fees for several of the trust accounts are determined based on the market value of the account.

      Service charges on deposit accounts. Service charges on deposit accounts, $2.1 million for the three months ended September 30, 1998, were $225 thousand, or 11.8% above the same period of 1997. During late 1997, Banknorth reviewed and enhanced its policies and practices regarding service charges and service charge waivers. Accordingly, the level of fee income
increased this quarter over the 1997 level.   For the nine months ended
September 30, 1998, service charges on deposits were $6.5 million, an increase of $774 thousand or 13.5% compared to the first nine months of 1997.

      Card product income. Card product income declined $256 thousand, to $531 thousand, for the third quarter of 1998 as compared to the third quarter of 1997. The decline is the result of the sale of the merchant processing business in late 1997. Income on card products is, therefore, expected to continue at the present level throughout 1998 as the gross merchant processing income, amounting to $1.4 million in 1997, will no
longer be received by the Company.   Eliminating the effect of the merchant
service sale, card product income was up $173 thousand in the third quarter of 1998 compared to the third quarter of 1997 primarily as a result of the increased usage of the debit and credit card products. For the nine months ended September 30, 1998 and 1997, card product income was $1.5 million and $2.3 million, respectively.

      Loan servicing income. Loan servicing income, primarily mortgage servicing at BMC, was $372 thousand in the third quarter of 1998, a decrease of $258 thousand, or 41.0%, from the same period of 1997. The decline is the result of the reduction in the balance of mortgage loans serviced for unrelated third parties from $1.0 billion at September 30, 1997 to $945 million at September 30, 1998, and increased amortization of mortgage servicing rights ("MSRs"). The amortization of MSRs was $452 thousand in the third quarter of 1998 compared to $296 thousand for the same period in 1997. During the third quarter of 1998, as a result of the high volume of refinancing in the current low interest rate environment, the Company wrote down $60 thousand of its MSR balance due to impairment considerations. The total impairment writedown for the year amounts to $380 thousand. Further impairment writedowns or reserves may be necessary during the remainder of the year if the high volume of refinancing continues. For the nine months ended September 30, 1998 and 1997, loan servicing income was $1.0 million and $1.9 million, respectively.

      Gain on sale of mortgage servicing rights. The Company generates income through the sale of loans, primarily fixed rate loans, to the secondary market. A portion of the mortgage loans originated each year are generated through correspondent relationships with other institutions.
Under these correspondent arrangements, the Company retains the servicing on these loans and the loans are normally sold to the secondary market. At various times, when sufficient correspondent loan servicing rights are accumulated, the correspondent servicing rights are sold and the gain recorded. In September 1998, the Company executed a contract to sell $86 million of the servicing rights on the correspondent mortgage portfolio resulting in a net gain of $392 thousand. In August 1997, the Company sold $130 million in correspondent mortgage loan servicing rights resulting in a net gain of $896 thousand. These sales of the correspondent portfolio will occur periodically given favorable market conditions.

      Net loan transactions. Net loan transaction income is generated through the origination and subsequent sale of mortgage products into the secondary mortgage market. Net loan transaction income in the third quarter of 1998 amounted to $873 thousand, $492 thousand greater than the same period of 1997. The significant increase was the result of the strong production and sales during the third quarter of 1998 given the current low rate environment. This continued the strong production and sales levels started during the first quarter of the year. For the nine months ended September 30, 1998, net loan transactions were $2.3 million, $1.5 million, or 193.5%, higher than the same period of 1997. New loan originations and refinancing activity was high for the first nine months of the year and is expected to remain strong through the fourth quarter as the number of applications pending and loans in various stages of production are at high levels as of September 30, 1998.

      Net securities transactions. Net gains or losses from securities transactions are also included in other operating income. In the third quarter of 1998, the Company realized $127 thousand in net securities gains as compared to net gains of $163 thousand in the third quarter of 1997. For the nine months ended September 30, 1998, net losses of $243 thousand were realized primarily as the result of the sale of approximately $85.5 million of securities available for sale during January 1998 at a net loss of approximately $504 thousand. The net loss was recovered through enhanced yields within a six month period after the sale. The Company anticipates that it will consider additional sales from the securities available for sale portfolio during 1998 as it attempts to achieve its objectives in the total return management of the securities available for sale portfolio. The Company also expects that future losses incurred, if any, would be recovered through yield improvement within a one to two year period.

      Bank-Owned Life Insurance. In the fourth quarter of 1997, Banknorth
purchased $40.0 million of bank-owned life insurance ("BOLI").   The BOLI
was purchased as a financing tool for employee benefits. The value of life insurance financing is the tax preferred status of life insurance cash values and death benefits and the cash flow generated at the death of the insured. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated balance sheet that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. Earnings from BOLI amounted to $567 thousand in other income in the third quarter of 1998 and $1.7 million for the nine month period ended at that point. Securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the bank-owned life insurance program. As a result of this transaction, the Company benefits prospectively from the tax-free nature of income generated from the life insurance policies. In general, the yield received from the bank-owned life insurance is comparable to the yield previously received on the securities available for sale, thereby causing the Company's earnings stream to benefit from the tax characteristics of the bank-owned life insurance.

      Other income. Other income amounted to $1.8 million for the three months ended September 30, 1998, compared to $964 thousand for the three months ended September 30, 1997. The increase was primarily the result of two new initiatives implemented in the last year. First, in October 1997, the Company commenced charging a terminal convenience fee for ATM transactions by non-customers. This fee allows the Company to recover a portion of the expense of operating the ATM network for the benefit of its customers. The second initiative, a new official check process, was implemented in February 1998. Further, the Company received $176 thousand from a venture capital investment. For the nine months ended September 30, 1998 and 1997, other income was $4.6 million and $2.9 million, respectively. Again the above noted initiatives were primarily responsible for the majority of the increase.

Other Operating Expenses

      Other operating expenses for the third quarter of 1998 were $24.2 million, $890 thousand, or 3.5%, below expense levels in the third quarter of 1997. The majority of the decrease in operating expenses is lower compensation costs, occupancy and other insurance expenses. The Company's efficiency ratio improved to 57.44% in the third quarter of 1998, down from 62.93% from the same period one year earlier. For the nine months ended September 30, 1998 and 1997, other operating expense was $73.9 million and $72.1 million, respectively. The efficiency ratio on a year to date basis was 59.73% for the first nine months of 1998 compared to 61.93% for the same period of 1997.

      Compensation. Compensation expense decreased by $476 thousand, or 4.8%, in the third quarter of 1998 in comparison to the third quarter of 1997. The decline was primarily due to the lower expense of the executive restricted stock awards, as the Company's stock price closed at $29.25 as of September 30, 1998 compared to the June 30, 1998 closing price of $37.00. The expense of the restricted stock awards is directly impacted by changes in the Company's stock price. The expense for the three months ended September 30, 1998 was nominal compared to the expense of $367 thousand in the third quarter of 1997. Further, base salary expense for the Company was down $283 thousand from the third quarter of 1997 to due to the cost savings initiative implemented late in 1997. The full-time equivalent employee count has fallen approximately 160 from September 30, 1997 to September 30, 1998. The current staffing count is 1,014 as of September 30, 1998. For the nine months ended September 30, 1998, compensation expense was $703 thousand, or 2.5%, greater than the same period of 1997, despite the $548 thousand or 2.2% decline in base salary expense. The increase was primarily due to the costs associated with the early retirement of a senior officer, and the increased costs associated with 1998 incentive compensation, including the short-term management incentives, and restricted stock awards.

      Employee benefits. Employee benefits costs were up $108 thousand or 5.3% for the three months ended September 30, 1998 compared to the same period one year earlier. The increase was primarily in medical insurance premiums and pension costs. The medical insurance premiums increased $107 thousand quarter to quarter. The pension actuarial assumptions were updated given the current interest rate environment and current mortality tables. The result was an increase in pension expense of $28 thousand from the third quarter of 1997 compared to the same quarter of 1998. For the year to date period ended September 30, 1998 and 1997, the employee benefit expense was $6.6 million and $6.3 million, respectively.

      Net occupancy. Net occupancy expenses were $1.8 million for the third quarter of 1998 compared to $2.0 million for the third quarter of 1997. Repairs and maintenance expense were low in the third quarter of 1998 as were janitorial expenses. In early 1998, the janitorial services of the Company were renegotiated reducing the expenses. Year to date, net occupancy expenses amounted to $5.7 million and $5.9 million as of September 30, 1998 and 1997, respectively.

      Data processing. Data processing expense was unchanged for the third quarter of 1998 compared to the third quarter of 1997. In the second quarter of 1998, the third party contract for data processing service was extended to February 2001. For the nine months ended September 30, 1998 and 1997, the data processing expenses were $3.7 million in each period.

      Other real estate owned. Expenses relating to other real estate owned and repossessed assets decreased for the third quarter of 1998 by $160 thousand as compared to September 30, 1997. For the nine months ended September 30, 1998 and 1997, these expenses were $465 thousand and $648 thousand, respectively. Included in this expense category in the first nine months of 1998 are net gains on the sale of other real estate owned and repossessed assets in the amount of $250 thousand. Net gains on sales in the first nine months of 1997 were $184 thousand. Management anticipates the level of other real estate owned and repossession expenses to increase should economic conditions deteriorate.

      Legal and professional. Legal and professional expenses of $1.2 million during the third quarter of 1998, were $251 thousand higher than the third quarter of 1997. For the nine months ended September 30, 1998 and 1997, legal and other professional expenses were $3.3 million and $2.4 million, respectively.

      Advertising and marketing. Advertising and marketing expenses were $705 thousand for the three months ended September 30, 1998, $93 thousand, or 15.2% higher than the third quarter of 1997. A new branding initiative was announced in late 1997 and resulted in higher expenses this quarter in comparison to the same quarter a year ago. Marketing expenses are expected to be slightly higher throughout 1998 in comparison to 1997. For the nine months ended September 30, 1998 and 1997, these marketing expenses were $2.1 million and $1.9 million, respectively.

      Goodwill. Amortization of goodwill amounted to $1.3 million in the third quarters of 1998 and 1997 and $3.9 million for both of the nine-month periods. The goodwill balance outstanding will increase by approximately $52 million as a result of the Berkshire acquisition. Goodwill amortization expense will increase by approximately $3.6 million annually.

      Capital securities. The capital securities issue in May 1997, which created Tier I capital, gave rise to expense of $789 thousand in the third quarter of 1998 and 1997. As mentioned previously, incremental investment purchases were made in an effort to offset the cost of the capital securities through increased net interest income. Funding for the investments was primarily in the form of borrowings from the FHLB.

      Other.  Other expenses totaled $2.6 million and $2.9 million for the
three months ended September 30, 1998 and 1997, respectively.   The majority
of the $315 thousand decrease was the result of lower insurance costs. The only significant increase in other expenses was the $145 thousand increase in State of Vermont franchise tax mandated under the statewide education reform act. For the nine months ended September 30, 1998 and 1997, other operating expense was $8.2 million and $8.8 million, respectively.

SUBSIDIARY BANK MERGER

      On July 30, 1998, the Company announced that it plans to merge one of its subsidiary banks, Woodstock National Bank, into another subsidiary bank, First Vermont Bank. The combination of the two banks is subject to regulatory approval and is expected to take place in the spring of 1999 with Woodstock National Bank's three offices becoming branch offices of First Vermont Bank.

YEAR 2000 COMPLIANCE

      Historically, some computer software and hardware and firmware systems, and equipment or machinery with embedded processors or processing instructions (sometimes referred to as "embedded processors"), were written to recognize and process dates with the year written with two digits. For dates on or after January 1, 2000 (when four digits will be necessary to identify dates accurately), or for periods beginning before, and ending on or after January 1, 2000, such software, hardware and firmware systems and embedded processors may not be able to recognize or properly process dates or information including dates or time periods. Among other things, this may cause computers to produce incorrect information, to shut down, to cause other systems or equipment to shut down of malfunction, or to malfunction in other ways, and may cause equipment or machinery with embedded processors to malfunction or to shut down. This is often referred to as, among other things, the "Year 2000 problem."

      In order to assure to the extent possible that the Year 2000 problem does not impair their ability to do business or subject them to liability, companies are advised to determine whether and to what extent their information technology or physical resources may be affected by Year 2000 problems, to repair, replace or retire the affected systems or assets, and to test the new systems or assets to assure that they will not be affected by the Year 2000 problem (which is often referred to as being "year 2000 compliant"). Some new hardware, software or equipment, and some revisions or upgrades of hardware, software or equipment, may have so-called "bugs" or may prove to be incompatible with existing or other new or upgraded systems or components. As a result, the testing of the changed components, and of systems and subsystems as a whole, is critical and experience has shown that the process is time consuming.

      In order to protect the integrity of the banking system, the Federal Reserve Board and other federal banking regulatory agencies (collectively known as the "Federal Financial Institutions Examination Council," or "FFIEC") have issued guidelines to financial institutions for addressing the Year 2000 problem and set milestones that financial institutions are expected to meet in becoming Year 2000 compliant and testing to assure compliance. In broad outline, those guidelines provide that (i) by September 30, 1997, financial institutions should have identified, assessed and begun remediation of mission critical systems; (ii) by June 30, 1998, institutions should be continuing remediation of mission critical systems and have completed development of testing strategies and plans; (iii) by September 1, 1998, institutions should be continuing system remediation and should have begun testing of internal mission critical systems; (iv) by December 31, 1998, institutions should have substantially completed testing of internal mission critical systems; (v) by March 31, 1999, institutions relying on service providers should have substantially completed system testing and all institutions should have begun external testing with third parties (such as other financial institutions, business partners and payment system providers); and (vi) by June 30, 1999, institutions should have completed testing of mission critical systems and substantially completed all implementation of those systems.

      Banknorth's Year 2000 remediation and compliance program (the "Year 2000 Project") is managed by a Project Group consisting of representatives from more than 25 business units and functional departments within Banknorth and its subsidiaries. The Project is directed by a Banknorth Vice President who directly reports on the Project to Banknorth's Executive Vice President
- Chief Information Officer. The Project is overseen by the Banknorth Board and the board of directors of each subsidiary.

      Banknorth has completed a preliminary assessment of all its computer software, hardware and firmware systems, and equipment and machinery with embedded processors (including vaults and other security systems, elevators and HVAC systems). Banknorth believes that it has identified all components, systems, equipment and databases that might not be able to function properly as a result of the Year 2000 problems and has formulated a plan to replace, upgrade or revise affected software, to upgrade or replace affected hardware and equipment, and to remediate affected data and databases. Banknorth anticipates that all those replacements, upgrades and revisions will be substantially completed by December 31, 1998. Banknorth began compliance testing of components and systems in July, 1998 and expects to have substantially completed that compliance testing by the end of 1998, although testing will continue on an ongoing and industry-wide basis thereafter.

      Substantially all of Banknorth's mission critical systems are outsourced or are purchased software packages. As a result, much of the remediation and testing process is dependent on the accuracy of work performed by, and the Year 2000 compliance of software, hardware and firmware and equipment provided by, vendors. Banknorth has initiated discussions with its vendors and monitored their Year 2000 compliance programs and the compliance of their products or services with required standards. Where possible, Banknorth is also considering and where appropriate is arranging, alternate service or software providers in cases where it appears that vendors may not timely provide adequate solutions.

      The economic cost of the Year 2000 Project includes not just direct incremental amounts expended by Banknorth for repairing, upgrading or replacing hardware, software and facilities, but also the use of internal resources devoted to the Year 2000 Project that would otherwise have been devoted to other business opportunities. It is difficult to quantify the economic cost of internal resources of the Project. However, Banknorth estimates that over the life of this Project, between 1996 and 2000, it will utilize approximately $5.5 million to $7.5 million of internal resources on this effort. These are internal resources that would have been utilized for other business opportunities and do not necessarily represent additional operating expenditures or costs. As of September 30, 1998, approximately $3.3 million of these amounts have been expended. Further, Banknorth will make direct incremental expenditures for the Year 2000 Project of approximately $3.5 million over this five year period. Although many of these hardware and equipment expenditures would have been made even absent the Year 2000 problem as part of normal operations, they are included in the above estimates as the timing of these purchases and upgrades was accelerated due to the Year 2000 Project. As of September 30, 1998, approximately $500 thousand of the direct incremental expenditures have been made.

      Banknorth has commenced a customer awareness program to inform its customers (both depositors and borrowers) of the Year 2000 problem, Banknorth's responses to the problem and the potential impact of the problem on the customers and their business. Banknorth and its subsidiaries have had awareness sessions with their customers and are taking into account customers' Year 2000 compliance in evaluating and rating loans. Banknorth Group, Inc. is aware that if borrowers suffer losses or illiquidity because of their own Year 2000 problems (or the Year 2000 problems of others with whom they do business or on whom they are dependent) Banknorth's subsidiary banks may suffer credit losses or experience illiquidity. The standard loan documentation of Banknorth's subsidiary banks has been revised to include representations that the borrower is Year 2000 compliant and to give the bank the right to examine the borrower's systems and procedures in order to determine Year 2000 compliance.

      Banknorth believes that the key risk factors associated with the Year 2000 are those it cannot directly control, primarily the readiness of key suppliers and service providers, the readiness of the public infrastructure, and as noted above, the readiness of its credit customers. However, Banknorth and its subsidiaries have developed contingency plans and strategies and so-called "work arounds" for each non-compliant system and the possible failure of systems and resources that have been tested as compliant. The contingency plans vary with the affected systems. Among other things, Banknorth has designated certain of its local banks as "key branches" and will equip properly, so that the Banknorth banks can continue banking operations even if there are electrical outages because local utilities are not Year 2000 compliant. Banknorth is also arranging to have temporary help available so that, in event of the failure of a mission critical system, the functions affected by the system failure can be performed manually.

      The determination of the effect of Banknorth's own non-compliance with Year 2000 requirements or the non-compliance of its vendors or customers is complex and depends on numerous variables and unknowns. Without remediation, the failure of critical software systems at any of the Banknorth banks or at other banks could impair the ability of the banks to do business, the failure of large or numerous borrowers to timely pay their loans could impair the capital of one or more banks, and the failure of embedded processors would adversely affect the physical security of the banks. However, Banknorth believes that, as a result of its remediation and testing efforts and its contingency plans, that worst case scenario is not likely.

      Banknorth has created a working group separate from the Year 2000 group to deal with the implementation of the merger and the integration of Evergreen and Banknorth information technology systems. As a result, it is expected that the merger will not affect the timely completion of the Year 2000 Project. In addition, since the Banknorth systems will be implemented in the Combined Company, the merger should not affect the ability of the systems of the Combined Company to be Year 2000 compliant.

INCOME TAXES

      In the third quarter of 1998, Banknorth recognized income tax expense of $4.1 million, as compared to $3.6 million in third quarter of 1997. The increase in tax expense is primarily reflective of increased earnings, despite the reduction in the effective rate from 32.3% in the third quarter of 1997 to 31.0% in the third quarter of 1998. The tax expense on the Company's income was lower than tax expense at the statutory rate of 35%, due primarily to tax-exempt income, including loans, securities and BOLI, as well as low-income housing credits. For the nine months ended September 30, 1998 and 1997, the effective tax rates were 30.8% and 32.4%, respectively.

CORE TANGIBLE PERFORMANCE

      After removing the impact of the balance of goodwill and the related period amortization, "core tangible" performance as of September 30, 1998 and 1997 was as follows:

                                                                  Nine Months
                                                               Ended September 30
                                                           --------------------------
(Dollars in thousands, except share and per share data)        1998           1997
                                                           --------------------------

Net income, as reported                                    $    24,317    $    21,729
Add:   Amortization of goodwill, net of tax                      2,508          2,508
                                                           --------------------------
"Core tangible income"                                     $    26,825    $    24,237
                                                           ==========================

Average tangible assets                                    $ 2,926,334    $ 2,703,471
Average tangible equity                                    $   202,109    $   179,729
Diluted weighted average shares outstanding                 15,625,019     15,809,272

"Core tangible" return on average tangible assets                 1.23%          1.20%
"Core tangible" return on average tangible equity                17.75%         18.03%
"Core tangible" diluted earnings per share                 $      1.72    $      1.53

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

      In October 1997, Banknorth announced a plan to repurchase up to 5% of its common stock.. In connection with the Evergreen acquisition, the stock
buyback plan was rescinded on July 31, 1998.   As of July 31, 1998, the
Company had repurchased 414,000 shares, which are being held as treasury stock. During September 1998, 7,000 shares were reissued from treasury stock to fund the executive restricted stock awards, reducing the shares held in treasury to 407,000 shares. Additional shares of treasury stock are expected to be reissued to cover the needs of stock incentive plans during the fourth quarter of 1998.

      On February 24, 1998, the Board of Directors approved a 2-for-1 split of its common stock effected in the form of a 100% stock dividend. The new shares were issued April 6, 1998, to shareholders of record on March 20, 1998. All share and per share data has been restated for this stock split.

      During the third quarter of 1998, the board of directors declared a dividend of $.16 per share, resulting in a payout of 26.8% of third quarter 1998 net income. The board of directors of the Company presently intends to continue the payment of regular quarterly cash dividends subject to adjustment from time to time, based upon the Company's earnings outlook and other relevant factors. The Company's principal source of funds to pay cash dividends is derived from dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders.

      In the first quarter of 1996, as part of its plan to capitalize FMB at a "well-capitalized" level for regulatory capital purposes, the Company redeployed accumulated capital of certain of its subsidiary banks which included substantially all of the then current dividend paying capacity of such subsidiary banks. Because the special dividend exceeded applicable regulatory limitations, the Company obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend, which exceeded such regulatory limitations. The Company is again planning for the redeployment of accumulated capital of certain subsidiary banks to capitalize FMB in order to complete the Berkshire acquisition. During the third quarter of 1998, the Company requested regulatory approval for the payment of a special dividend from certain subsidiary banks to the parent company in connection with redeployment of capital resources to First Massachusetts Bank, to support its acquisition of the Berkshire County, Massachusetts banking operations of BankBoston, N.A. Payment of the special dividend by certain subsidiaries will restrict the dividend paying capacity of those subsidiary banks to 100% or less of prospective current period net income. It is expected that these certain subsidiary banks will remain well-capitalized after payment of the special dividend and that First Massachusetts will be adequately capitalized after consummation of the Berkshire County acquisition. Banknorth also utilizes dividends from its subsidiaries for the payment of the cost of the capital securities and long term debt. Accordingly, the payment of dividends by the Company in the future will require the generation of sufficient earnings by the subsidiary banks in excess of its debt service requirements. The Company presently expects all subsidiary banks to be profitable and continue to pay sufficient dividends.

      At September 30, 1998, Banknorth's Tier I capital was $237.7 million, or 10.79% of total risk-adjusted assets, compared to $224.7 million and
10.87% as of September 30, 1997.   The $13.0 million increase in the Tier I
capital is attributable to the strong earnings of the Company. The ratio of Tier I capital to total quarterly average adjusted assets (leverage ratio) was 8.06%, and 7.98% as of September 30, 1998 and 1997, respectively. Banknorth, and its subsidiaries individually, were "well capitalized" at September 30, 1998 according to regulatory definition, and thereby, exceeded all minimum regulatory capital requirements. Table I, Capital Ratios, provides the components of capital as of various dates.

TABLE A.  Mix of Average Earning Assets

                                                                Three Months                                   Percentage of
                                                             Ended September 30,                 % of      Total Earning Assets
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
                                                          ---------------------------------------------------------------------

Loans, net of unearned income
 and unamortized loan fees and costs:
  Commercial, financial and agricultural                  $  371,365    $  333,854    $37,511     38.7 %    13.3%         12.4%
  Construction and land development                           39,191        30,078      9,113      9.4       1.4           1.1
  Commercial real estate                                     589,564       554,562     35,002     36.1      21.1          20.6
  Residential real estate                                    724,859       768,987    (44,128)   (45.5)     25.9          28.5
  Credit card receivables                                     27,993        21,474      6,519      6.7       1.0           0.8
  Lease receivables                                           75,952        75,557        395      0.4       2.7           2.8
  Other installment                                          164,003       149,448     14,555     15.0       5.9           5.5
                                                         ---------------------------------------------------------------------

    Total loans, net of unearned income and
     unamortized loan fees and costs                       1,992,927     1,933,960     58,967     60.8      71.3          71.7

Securities available for sale:
  U.S. Treasuries and Agencies                               109,302       158,073    (48,771)   (50.3)      3.9           5.8
  States and political subdivisions                            7,971         4,780      3,191      3.3       0.3           0.2
  Mortgage-backed securities                                 343,480       317,342     26,138     26.9      12.3          11.8
  Corporate debt securities                                  229,585       188,869     40,716     42.0       8.2           7.0
  Equity securities                                           39,052        39,339       (287)    (0.3)      1.4           1.5
                                                         ---------------------------------------------------------------------

    Total securities available for sale, at fair value       729,390       708,403     20,987     21.6      26.1          26.3

Investment securities held to maturity:
  U.S. Treasuries and Agencies                                 2,729         8,600     (5,871)    (6.0)      0.1           0.3
  States and political subdivisions                              773           944       (171)    (0.2)       --            --
  Mortgage-backed securities                                   8,625        17,520     (8,895)    (9.2)      0.3           0.6
  Corporate debt securities                                       10            10         --       --        --            --
                                                         ---------------------------------------------------------------------

    Total investment securities held to maturity,
     at amortized cost                                        12,137        27,074    (14,937)   (15.4)      0.4           0.9

Loans held for sale                                           34,435        20,957     13,478     13.9       1.2           0.8

Money market investments                                      26,478         7,934     18,544     19.1       1.0           0.3
                                                         ---------------------------------------------------------------------

Total earning assets                                      $2,795,367    $2,698,328    $97,039    100.0 %   100.0%        100.0%
                                                          ====================================================================


TABLE B. Loan Portfolio

                                                    At September 30,                     At December 31,            % Change
                                     ---------------------------------------------    --------------------    --------------------
                                             1998                    1997                     1997
                                     ---------------------   ---------------------    --------------------    09/30/98    09/30/98
                                                                                                               versus      versus
(Dollars in thousands)                 Amount      Percent     Amount      Percent      Amount     Percent    09/30/97    12/31/97
                                     ---------------------------------------------------------------------------------------------

Commercial, financial, and
 agricultural                        $  369,709     18.5%    $  325,852     16.8%     $  332,385     17.0%      13.5%       11.2%

Real estate:
  Construction and land development      40,036      2.0         31,708      1.6          36,276      1.8       26.3        10.4
  Commercial                            594,025     29.8        556,351     28.7         563,800     28.8        6.8         5.4
  Residential                           717,103     36.0        776,735     40.1         773,429     39.4       (7.7)       (7.3)
                                     --------------------------------------------------------------------

    Total real estate                 1,351,164     67.8      1,364,794     70.4       1,373,505     70.0       (1.0)       (1.6)
                                     --------------------------------------------------------------------

Credit card receivables                  27,989      1.4         22,037      1.1          25,669      1.3       27.0         9.0
Lease receivables                        77,273      3.9         75,094      3.9          76,302      3.9        2.9         1.3
Other installment                       167,342      8.4        151,047      7.8         152,768      7.8       10.8         9.5
                                     --------------------------------------------------------------------

    Total installment                   272,604     13.7        248,178     12.8         254,739     13.0        9.8         7.0
                                     --------------------------------------------------------------------

Total loans                           1,993,477    100.0      1,938,824    100.0       1,960,629    100.0        2.8         1.7

Less: allowance for loan losses          29,433      1.5         25,061      1.3          25,721      1.3       17.4        14.4
                                     --------------------------------------------------------------------

Net loans                            $1,964,044     98.5%    $1,913,763     98.7%     $1,934,908     98.7%       2.6%        1.5%
                                     ====================================================================


TABLE C. Securities Available for Sale and Investment Securities Held to
Maturity

                                                                At  September 30,     At  December 31,
                                                              --------------------    ----------------
(Dollars in thousands)                                          1998        1997            1997
                                                              ----------------------------------------

Securities available for sale:
  U.S. Treasuries and Agencies                                $ 99,742    $153,954        $141,245
  States and political subdivisions                              7,811       4,725           5,251
  Mortgage-backed securities                                   361,125     317,721         320,473
  Corporate debt securities                                    217,686     197,885         200,710
  Equity securities                                             39,044      39,106          39,044
  Valuation reserve                                             13,649       2,459           3,585
                                                              ------------------------------------
  Recorded value of securities available for sale             $739,057    $715,850        $710,308
                                                              ====================================

Investment securities held to maturity:
  U.S. Treasuries and Agencies                                $  2,564    $  8,484        $  7,505
  States and political subdivisions                                772         785             781
  Mortgage-backed securities                                     7,735      16,892          15,676
  Corporate debt securities                                         10          10              10
                                                              ------------------------------------
  Recorded value of investment securities held to maturity    $ 11,081    $ 26,171        $ 23,972
                                                              ====================================

Fair value of investment securities held to maturity          $ 11,477    $ 26,455        $ 24,246
                                                              ====================================

Excess of fair value versus recorded value                    $    396    $    284        $    274

Fair value as a % of recorded value                              103.6%      101.1%          101.1%

Note: There were no holdings when taken in aggregate of any issuer(s) that exceeded 10% of shareholders' equity at 9/30/98.



TABLE D.    Average Balances, Yields, and Net Interest Margins

                                                                  Three Months Ended September 30,
                                               --------------------------------------------------------------------
                                                             1998                                1997
                                               --------------------------------   ---------------------------------
                                                            Interest    Average                 Interest    Average
                                                 Average    Income/     Yield/     Average      Income/     Yield/
(Dollars in thousands)                           Balance    Expense      Rate      Balance      Expense      Rate
                                               --------------------------------------------------------------------

Earning assets:
  Money market investments                     $   26,478    $   368     5.51%    $    7,934    $   109      5.45%
  Securities available for sale, at fair
   value (1 and 2)                                729,390     11,581     6.36        708,403     11,303      6.33
  Loans held for sale                              34,435        639     7.36         20,957        417      7.89
  Investment securities held to maturity(2)        12,137        225     7.35         27,074        481      7.05
  Loans, net of unearned income and
   unamortized loan fees (2 and 3)              1,992,927     44,819     8.92      1,933,960     44,158      9.06
                                               ---------------------              ---------------------

    Total earning assets                        2,795,367     57,632     8.20      2,698,328     56,468      8.30
                                               ----------                         ----------

Cash and due from banks                            79,145                             73,633
Allowance for loan losses                         (28,732)                           (24,742)
Other assets                                      141,345                            102,527
                                               ----------                         ----------

Total assets                                   $2,987,125                         $2,849,746
                                               ==========                         ==========


Interest-bearing liabilities:
  NOW accounts & money market savings          $1,009,308     10,138     3.99     $  818,182      7,594      3.68
  Regular savings                                 176,580      1,084     2.44        204,565      1,243      2.41
  Time deposits $100 thousand and greater         102,041      1,433     5.57         92,655      1,282      5.49
  Time deposits under $100 thousand               663,844      9,020     5.39        715,138      9,651      5.35
                                               ---------------------              ---------------------
    Total interest-bearing deposits             1,951,773     21,675     4.41      1,830,540     19,770      4.28
  Short-term borrowed funds                       370,438      4,841     5.18        430,360      5,990      5.52
  Long-term debt                                   49,186        767     6.19         20,196        343      6.74
                                               ---------------------              ---------------------

    Total interest-bearing liabilities          2,371,397     27,283     4.56      2,281,096     26,103      4.54
                                               ------------------------------------------------------------------

Non-interest bearing deposits                     322,977                            293,979
Other liabilities                                  27,363                             21,387
Corporation-obligated mandatorily
 redeemable capital securities                     30,000                             30,000
Shareholders' equity                              235,388                            223,284
                                               ----------                          ---------
Total liabilities, corporation-obligated
 mandatorily redeemable capital securities
 and shareholders' equity                      $2,987,125                         $2,849,746
                                               ==========                         ==========
Net interest income                                          $30,349                            $30,365
                                                             =======                            =======

Interest rate differential                                               3.64%                               3.76%
                                                                         ====                                ====

Net interest margin                                                      4.32%                               4.46%
                                                                         ====                                ====

Notes:
<F1>  For the purpose of the average yield computations, unrealized gains/
      (losses) are excluded from the average rate calculation.
<F2>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal and state tax rates. The incremental rate used to calculate tax exempt income on a tax equivalent basis is 36%.
<F3>  Includes principal balances of non-accrual loans and industrial revenue bonds.

                                                                  Nine Months Ended September 30,
                                               --------------------------------------------------------------------
                                                             1998                                1997
                                               --------------------------------   ---------------------------------
                                                            Interest    Average                 Interest    Average
                                                 Average    Income/     Yield/     Average      Income/     Yield/
(Dollars in thousands)                           Balance    Expense      Rate      Balance      Expense      Rate
                                               --------------------------------------------------------------------

Earning assets:
  Money market investments                     $   13,494   $    563     5.58%    $    7,115    $    303     5.69%
  Securities available for sale, at fair
   value (1 and 2)                                719,754     34,464     6.45        625,930      29,764     6.32
  Loans held for sale                              35,444      1,898     7.16         15,394         898     7.80
  Investment securities held to maturity(2)        17,767        968     7.28         30,095       1,616     7.18
  Loans, net of unearned income and
   unamortized loan fees (2 and 3)              1,978,891    133,299     9.01      1,904,480     129,452     9.09
                                               ---------------------              ----------------------

    Total earning assets                        2,765,350    171,192     8.29      2,583,014     162,033     8.37
                                               ----------                         ----------

Cash and due from banks                            76,758                             75,844
Allowance for loan losses                         (27,488)                           (24,184)
Other assets                                      140,777                            103,112
                                               ----------                         ----------

Total assets                                   $2,955,397                         $2,737,786
                                               ==========                         ==========


Interest-bearing liabilities:
  NOW accounts & money market savings          $  968,025     28,480     3.93     $  798,187      21,371     3.58
  Regular savings                                 179,636      3,268     2.43        209,023       3,733     2.39
  Time deposits $100 thousand and greater          99,222      4,152     5.59         91,504       3,738     5.46
  Time deposits under $100 thousand               671,544     27,098     5.40        708,510      28,173     5.32
                                               ---------------------              ----------------------
    Total interest-bearing deposits             1,918,427     62,998     4.39      1,807,224      57,015     4.22
  Short-term borrowed funds                       404,171     15,985     5.29        369,363      14,856     5.38
  Long-term debt                                   34,698      1,641     6.32         22,546       1,114     6.61
                                               ---------------------              ----------------------

    Total interest-bearing liabilities          2,357,296     80,624     4.57      2,199,133      72,985     4.44
                                               ------------------------------------------------------------------

Non-interest bearing deposits                     310,948                            285,003
Other liabilities                                  25,981                             22,793
Corporation-obligated mandatorily
 redeemable capital securities                     30,000                             16,813
Shareholders' equity                              231,172                            214,044
                                               ----------                         ----------
Total liabilities, corporation-obligated
 mandatorily redeemable capital securities
 and shareholders' equity                      $2,955,397                         $2,737,786
                                               ==========                         ==========
Net interest income                                         $ 90,568                            $ 89,048
                                                            ========                            ========

Interest rate differential                                               3.72%                               3.93%
                                                                         ====                                ====

Net interest margin                                                      4.39%                               4.60%
                                                                         ====                                ====

Notes:
<F1>  For the purpose of the average yield computations, unrealized gains/
      (losses) are excluded from the average rate calculation.
<F2>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal and state tax rates. The incremental rate used to calculate tax exempt income on a tax equivalent basis is 36%.
<F3>  Includes principal balances of non-accrual loans and industrial revenue bonds.


TABLE E. Average Sources of Funding

                                                       Three Months                                     Percentage of
                                                    Ended September 30,               Change          Total Net Funding
                                                  -----------------------      -------------------    -----------------
(Dollars in thousands)                               1998          1997         Amount     Percent     1998      1997
                                                  ---------------------------------------------------------------------

Non-interest bearing deposits                     $  322,977    $  293,979     $ 28,998      9.9 %     12.0%     11.4%
Retail deposits:
  Regular savings                                    176,580       204,565      (27,985)   (13.7)       6.6       7.9
  Time deposits under $100 thousand                  663,844       715,138      (51,294)    (7.2)      24.6      27.8
  NOW accounts & money market savings              1,009,308       818,182      191,126     23.4       37.5      31.8
                                                  -------------------------------------------------------------------

  Total retail deposits                            1,849,732     1,737,885      111,847      6.4       68.7      67.5
                                                  -------------------------------------------------------------------

Total core deposits                                2,172,709     2,031,864      140,845      6.9       80.7      78.9

Time deposits $100 thousand and greater              102,041        92,655        9,386     10.1        3.8       3.6
Federal funds purchased                                2,758         8,038       (5,280)   (65.7)       0.1       0.3
Securities sold under agreements to repurchase       169,582       129,411       40,171     31.0        6.3       5.0
Borrowings from U.S. Treasury                         12,027         9,661        2,366     24.5        0.4       0.4
Short-term notes from FHLB                           186,071       283,250      (97,179)   (34.3)       6.9      11.0
Long-term notes from FHLB                             40,093         8,503       31,590    371.5        1.5       0.3
                                                  -------------------------------------------------------------------
  Total purchased liabilities                        512,572       531,518      (18,946)    (3.6)      19.0      20.6

Bank term loan                                         9,093        11,693       (2,600)   (22.2)       0.3       0.5
                                                  -------------------------------------------------------------------

Total net funding                                 $2,694,374    $2,575,075     $119,299      4.6 %    100.0%    100.0%
                                                  ===================================================================


TABLE F. Volume and Yield Analysis

                                                      Three Months
                                                   Ended September 30,                     Due to
                                                   --------------------              ------------------
(Dollars in thousands)                               1998        1997      Change    Volume       Rate
                                                   ----------------------------------------------------

Interest income (FTE):
  Money market investments                         $    368    $    109    $  259    $   258    $     1
  Securities available for sale                      11,581      11,303       278        224         54
  Loans held for sale                                   639         417       222        250        (28)
  Investment securities held to maturity                225         481      (256)      (276)        20
  Loans                                              44,819      44,158       661      1,343       (682)
                                                   ------------------------------
      Total interest income                          57,632      56,468     1,164      1,853       (689)
                                                   ------------------------------

Interest expense:
  NOW accounts & money market savings                10,138       7,594     2,544      1,905        639
  Regular savings                                     1,084       1,243      (159)      (174)        15
  Time deposits $100 thousand and greater             1,433       1,282       151        132         19
  Time deposits under $100 thousand                   9,020       9,651      (631)      (703)        72
  Short-term borrowed funds                           4,841       5,990    (1,149)      (780)      (369)
  Long-term debt                                        767         343       424        452        (28)
                                                   ------------------------------
      Total interest expense                         27,283      26,103     1,180      1,065        115
                                                   ----------------------------------------------------

Net interest income (FTE)                          $ 30,349    $ 30,365    $  (16)   $   788    $  (804)
                                                   =====================================================

                                                       Nine Months
                                                   Ended September 30,                     Due to
                                                   --------------------              -------------------
(Dollars in thousands)                               1998        1997      Change    Volume       Rate
                                                   -----------------------------------------------------

Interest income (FTE):
  Money market investments                         $    563    $    303    $  260    $   266    $    (6)
  Securities available for sale                      34,464      29,764     4,700      4,088        612
  Loans held for sale                                 1,898         898     1,000      1,074        (74)
  Investment securities held to maturity                968       1,616      (648)      (671)        23
  Loans                                             133,299     129,452     3,847      4,987     (1,140)
                                                   ------------------------------

      Total interest income                         171,192     162,033     9,159     10,714     (1,555)
                                                   ------------------------------

Interest expense:
  NOW accounts & money market savings                28,480      21,371     7,109      5,019      2,090
  Regular savings                                     3,268       3,733      (465)      (528)        63
  Time deposits $100 thousand and greater             4,152       3,738       414        325         89
  Time deposits under $100 thousand                  27,098      28,173    (1,075)    (1,499)       424
  Short-term borrowed funds                          15,985      14,856     1,129      1,378       (249)
  Long-term debt                                      1,641       1,114       527        576        (49)
                                                   ------------------------------

      Total interest expense                         80,624      72,985     7,639      5,501      2,138
                                                   ----------------------------------------------------

Net interest income (FTE)                          $ 90,568    $ 89,048    $1,520    $ 5,213    $(3,693)
                                                   ====================================================

Note: Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.


TABLE G.  Non-Performing Assets

                                                      At               At              At
                                                 September 30,    December 31,    September 30,
(Dollars in thousands)                               1998             1997            1997
                                                 -------------    ------------    -------------

Loans on a non-accrual basis:
  Commercial, financial and agricultural            $   857          $ 2,749         $ 4,728
  Real estate:
    Construction and land development                    55                -               -
    Commercial                                        1,907            2,645           2,942
    Residential                                       6,064            7,936           8,132
  Other installment                                       -                8              14
                                                    ----------------------------------------
      Total non-accrual                               8,883           13,338          15,816

Restructured loans:
  Real estate:
    Commercial                                        6,340                -               -
    Residential                                          33               36              37
  Other installment                                       5                6               6
                                                    ----------------------------------------
      Total restructured                              6,378               42              43

Past-due 90 days or more and still accruing:
  Commercial, financial and agricultural                149               70             456
  Real estate:
    Commercial                                        1,066              125             137
    Residential                                           -              332             226
  Credit card receivables                               168              119             146
  Lease receivables                                     192              151             228
  Other installment                                     476              514             462
                                                    ----------------------------------------
      Total past-due 90 days or more
       and still accruing                             2,051            1,311           1,655
                                                    ----------------------------------------

Total non-performing loans                           17,312           14,691          17,514

Other real estate owned (OREO)                          789            1,074             756
Non-real estate and repossessed assets                   11              500             275
                                                    ----------------------------------------

Total foreclosed and repossessed assets (F/RA)          800            1,574           1,031
                                                    ----------------------------------------

Total non-performing assets                         $18,112          $16,265         $18,545
                                                    ========================================

Allowance for loan losses (ALL)                     $29,433          $25,721         $25,061
ALL coverage of non-performing loans                 170.01%          175.08%         143.09%
Non-performing assets as a % of (loans & F/RA)         0.91             0.83            0.96
Non-performing assets to total assets                  0.61             0.56            0.65


TABLE H.  Summary of Loan Loss Experience

                                                   Nine Months Ended     Twelve Months Ended    Nine Months Ended
(Dollars in thousands)                             September 30, 1998     December 31, 1997     September 30, 1997
                                                   ---------------------------------------------------------------

Loans outstanding-end of period                        $1,993,477            $1,960,629             $1,938,824
Average loans outstanding-period to date                1,978,891             1,916,097              1,904,480

Allowance for loan losses at beginning of period       $   25,721            $   23,520             $   23,520

Loans  charged off:
  Commercial, financial and agricultural                     (244)               (1,343)                (1,065)
  Real estate:
    Commercial                                               (151)                 (669)                  (495)
    Residential                                            (1,125)               (1,915)                (1,296)
                                                       -------------------------------------------------------
      Total real estate                                    (1,276)               (2,584)                (1,791)

  Credit card receivables                                    (552)                 (691)                  (523)
  Lease receivables                                        (1,282)               (1,510)                  (956)
  Other installment                                        (2,267)               (4,022)                (3,250)
                                                       -------------------------------------------------------
      Total installment                                    (4,101)               (6,223)                (4,729)

      Total loans charged off                              (5,621)              (10,150)                (7,585)
                                                       -------------------------------------------------------

Recoveries on loans:
  Commercial, financial and agricultural                      529                   592                    502
  Real estate:
    Construction and land development                          11                    87                     75
    Commercial                                                486                   638                    485
    Residential                                               596                   628                    402
                                                       -------------------------------------------------------
      Total real estate                                     1,093                 1,353                    962

  Credit card receivables                                      71                   109                     82
  Lease receivables                                           994                   970                    644
  Other installment                                         1,121                 1,665                  1,310
                                                       -------------------------------------------------------
      Total installment                                     2,186                 2,744                  2,036

      Total recoveries on loans                             3,808                 4,689                  3,500
                                                       -------------------------------------------------------

Loans charged off,  net of recoveries                      (1,813)               (5,461)                (4,085)
                                                       -------------------------------------------------------

Provision for loan losses                                   5,525                 7,662                  5,626
                                                       -------------------------------------------------------

Allowance for loan losses at end of period             $   29,433            $   25,721             $   25,061
                                                       =======================================================

Loans charged off, net (annualized),
 as a % of average total loans                               0.12%                 0.29%                  0.29%
Provision for loan losses (annualized)
 as a % of average total loans                               0.37                  0.40                   0.39
Allowance for loan losses
 as a % of period-end total loans                            1.48                  1.31                   1.29


TABLE I. Capital Ratios

                                                            At             At           At             At              At
                                                       September 30,    June 30,     March 31,    December 31,    September 30,
(Dollars in thousands)                                     1998           1998         1998           1997            1997
                                                       ------------------------------------------------------------------------

Total risk-adjusted on-balance sheet assets (1) (3)     $2,082,581     $2,077,236    $2,061,517    $2,024,610       $1,960,074
Total risk-adjusted off-balance sheet items                121,445        115,393       106,994       108,212          107,849
                                                        ----------------------------------------------------------------------
Total risk-adjusted assets                              $2,204,026     $2,192,629    $2,168,511    $2,132,822       $2,067,923
                                                        ======================================================================

Total risk-adjusted assets / average total  assets,
 net of fair value adjustments and goodwill (1) (3)          74.68%         74.83%        75.20%        75.02%           73.44%

Total shareholders' equity                              $  243,737     $  232,600    $  229,882    $  229,872       $  228,486
Fair value adjustments (1) (3)                              (9,003)        (3,820)       (2,913)       (2,311)          (1,563)
Corporation-obligated mandatorily redeemable                30,000         30,000        30,000        30,000           30,000
 capital securities
Goodwill                                                   (27,002)       (28,307)      (29,613)      (30,919)         (32,225)
                                                       -----------------------------------------------------------------------
Total Tier I capital                                       237,732        230,473       227,356       226,642          224,698
Maximum allowance for loan losses (2)                       27,574         27,417        26,850        25,721           25,061
                                                       -----------------------------------------------------------------------
Total capital                                           $  265,306     $  257,890    $  254,206    $  252,363       $  249,759
                                                        ======================================================================
Quarterly average total assets, net of
 fair value adjustments and goodwill (1) (3)            $2,951,120     $2,930,026    $2,883,474    $2,843,167       $2,815,958
Allowance for loan losses                                   29,433         28,116        26,850        25,721           25,061

Total capital to total risk-adjusted assets                  12.04%         11.76%        11.72%        11.83%           12.08%
Tier I capital to total risk-adjusted assets                 10.79          10.51         10.48         10.63            10.87
Tier I capital to total quarterly average
 adjusted assets (Leverage)                                   8.06           7.87          7.88          7.97             7.98

Notes:
<F1>  The market valuation relating to securities available for sale included in shareholders' equity and total assets on consolidated balance sheets has been excluded in the above ratios.
<F2>  The maximum allowance for loan losses used in calculating total capital is the period-end allowance for loan losses or 1.25% of risk-adjusted assets prior to the allowance limitation, whichever is lower.
<F3>  Mortgage servicing assets, included in total assets on the consolidating balance sheets, that exceed 90% of fair market value of these assets, have been excluded in the above ratios.


SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                                                           1998                                  1997
(Dollars in thousands, except share                     -----------------------------------------    --------------------------
 and per share data)                                         Q3             Q2             Q1             Q4             Q3
                                                        -----------------------------------------------------------------------

Statement of Income:
  Interest income                                       $    57,370    $    57,137    $    55,995    $    56,891    $    56,321
  Interest expense                                           27,283         26,941         26,400         26,339         26,103
                                                        -----------------------------------------------------------------------
      Net interest income                                    30,087         30,196         29,595         30,552         30,218
  Provision for loan losses                                   1,840          1,840          1,845          2,036          1,940
                                                        -----------------------------------------------------------------------
      Net interest income after provision
       for loan losses                                       28,247         28,356         27,750         28,516         28,278
                                                        -----------------------------------------------------------------------

  Other operating income:
    Income from trust and investment management fees          2,290          2,394          2,222          2,263          2,270
    Service charges on deposit accounts                       2,135          2,223          2,163          2,279          1,910
    Card product income                                         531            514            408            816            787
    Loan servicing income                                       372            222            417            603            630
    Gain / (loss) on sale of mortgage servicing rights          392             (6)            --            (23)           896
    Net loan transactions                                       873            861            611            416            381
    Net securities transactions                                 127             69           (439)            71            163
    Bank-owned life insurance                                   567            553            540             77             --
    All other                                                 1,789          1,562          1,262          3,622            964
                                                        -----------------------------------------------------------------------
      Total other operating income                            9,076          8,392          7,184         10,124          8,001

  Other operating expenses:
    Compensation & employee benefits                         11,599         11,883         12,143         12,189         11,967
    Net occupancy, equipment & software expense               3,571          3,686          3,744          3,858          3,772
    Data processing                                           1,204          1,308          1,151          1,286          1,256
    OREO and repossession                                       127            116            222            316            287
    Amortization of goodwill                                  1,305          1,306          1,306          1,306          1,305
    Capital securities                                          789            789            789            789            789
    All other                                                 5,586          5,558          5,701          5,735          5,695
                                                        -----------------------------------------------------------------------
      Total other operating expenses                         24,181         24,646         25,056         25,479         25,071
                                                        -----------------------------------------------------------------------
Income before income tax expense                             13,142         12,102          9,878         13,161         11,208
Income tax expense                                            4,071          3,780          2,954          4,401          3,618
                                                        -----------------------------------------------------------------------
Net income                                              $     9,071    $     8,322    $     6,924    $     8,760    $     7,590
                                                        =======================================================================

Average Balances:
  Loans                                                 $ 1,992,927    $ 1,979,596    $ 1,963,829    $ 1,950,504    $ 1,933,960
  Loans held for sale                                        34,435         41,921         29,926         19,707         20,957
  Securities available for sale                             729,390        718,565        711,108        716,592        708,403
  Investment securities held to maturity                     12,137         18,034         23,250         24,853         27,074
  Money market investments                                   26,478         10,797          2,947          8,286          7,934
                                                        -----------------------------------------------------------------------
      Total earning assets                                2,795,367      2,768,913      2,731,060      2,719,942      2,698,328
  Other assets                                              191,758        193,240        184,940        156,455        151,418
                                                        -----------------------------------------------------------------------
      Total assets                                      $ 2,987,125    $ 2,962,153    $ 2,916,000    $ 2,876,397    $ 2,849,746
                                                        =======================================================================

  Non-interest-bearing deposits                         $   322,977    $   311,010    $   298,629    $   305,831    $   293,979
  Interest-bearing deposits                               1,951,773      1,917,966      1,884,807      1,860,793      1,830,540
                                                        -----------------------------------------------------------------------
      Total deposits                                      2,274,750      2,228,976      2,183,436      2,166,624      2,124,519
  Short-term borrowed funds                                 370,438        413,953        428,723        412,502        430,360
  Long-term debt                                             49,186         34,041         20,553         17,577         20,196
  Other liabilities                                          27,363         25,910         24,638         21,645         21,387
  Corporation-obligated mandatorily redeemable
   capital securities                                        30,000         30,000         30,000         30,000         30,000
  Shareholders' equity                                      235,388        229,273        228,650        228,049        223,284
                                                        -----------------------------------------------------------------------
      Total liabilities, corporation-obligated
       mandatorily redeemable capital securities
       and shareholders' equity                         $ 2,987,125    $ 2,962,153    $ 2,916,000    $ 2,876,397    $ 2,849,746
                                                        =======================================================================

Loans charged off, net of recoveries                    $       523    $       574    $       716    $     1,376    $       842
Non-performing assets, p.e.                                  18,112         12,187         16,282         16,265         18,545

Share and Per Share Data:
  Basic wtd. avg. number of shares outstanding           15,318,311     15,360,499     15,450,990     15,639,784     15,694,514
  Basic earnings per share (Basic EPS)                  $      0.59    $      0.54    $      0.45    $      0.56    $      0.48
  Diluted wtd. avg. number of shares outstanding         15,545,242     15,621,944     15,709,954     15,902,314     15,920,056
  Diluted earnings per share (Diluted EPS)              $      0.58    $      0.53    $      0.44    $      0.55    $      0.48

  Tangible book value, p.e.                                   14.22          13.41          13.06          12.84          12.54
  Cash dividends declared                                      0.16           0.16           0.16          0.145          0.145

  Closing price at quarter end                                29.25          37.00          36.50          32.13          27.32
  Cash dividends declared as a % of net income                26.82%         29.25%         35.70%         25.79%         29.91%

Key Ratios:
  Return on average assets                                     1.20%          1.13%          0.96%          1.21%          1.06%
  Return on average shareholders' equity                      15.29          14.56          12.28          15.24          13.49
  Net interest margin, fte                                     4.32           4.41           4.43           4.48           4.46
  Efficiency ratio                                            57.44          59.49          62.39          62.41          62.93
  Expense ratio                                                1.80           2.00           2.20           2.27           2.31
  As a % of risk-adjusted assets, p.e.:
    Total capital                                             12.04          11.76          11.72          11.83          12.08
    Tier 1 capital                                            10.79          10.51          10.48          10.63          10.87
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)                       8.06           7.87           7.88           7.97           7.98
  Tangible shareholders' equity to tangible assets, p.e.       7.36           6.89           6.84           6.88           6.91

  Price/Diluted EPS (last 4 reported quarters)                 13.9           18.5           19.0           16.7           14.9

Note: All share and per share data has been restated for the effect of the 2-for-1 stock split declared February 24, 1998.

ITEM 2.  CHANGES IN SECURITIES

On September 4, 1998, the Company filed with the Delaware Secretary of State a corrective amendment to the amendment filed on June 25, 1998 to conform the text of the Amendment of Article Fourth of the Company's Certificate of Incorporation to the text as adopted by the shareholders at the 1998 Annual Meeting.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BANKNORTH GROUP, INC.
                                       Registrant

Date:  11/09/98                        /s/ William H. Chadwick
                                       -------------------------------------
                                       President and Chief Executive Officer

Date:  11/09/98                        /s/ Thomas J. Pruitt
                                       -------------------------------------
                                       Executive Vice President and Chief
                                       Financial Officer