Form 10-K
period 1998-12-31
BANKNORTH GROUP INC /NEW/ /DE/
filed 1999-03-31
CIK 851105

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-K

      x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
         0F THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 15, 1999 was $646,737,241.

As of March 15, 1999, 23,201,336 shares of the registrant's common stock were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

      Document                                                               Part
      --------                                                               ----

      Annual Report to Shareholders For the Year Ended December 31, 1998     I,II
      Proxy Statement for the 1999 Annual Meeting of Shareholders            III


Table of Contents

                                                                                         Page
                                                                                         ----

Management's Discussion and Analysis of Financial Condition and Results of Operations      3

Five Year Selected Financial Data                                                         29

Summary of Unaudited Quarterly Financial Information                                      30

Management's Statement of Responsibility                                                  31

Independent Auditors' Report                                                              32

Consolidated Statements of Income                                                         33

Consolidated Balance Sheets                                                               34

Consolidated Statements of Changes in Shareholders' Equity                                35

Consolidated Statements of Cash Flows                                                     36

Notes to Consolidated Financial Statements                                                37

Form 10-K                                                                                 64

Signatures                                                                                70

Glossary of Terms                                                                         71


Management's Discussion and Analysis of Financial Condition and Results of Operations

      The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Banknorth Group, Inc. ("Banknorth" or "Company") during 1998 and, in summary form, the preceding two years. Net interest income and net interest margin are presented in this discussion on a fully taxable equivalent basis (f.t.e.). Balances discussed are daily averages unless otherwise described. The consolidated financial statements and related notes and the quarterly reports to shareholders for 1998 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 1998 presentation. On December 31, 1998, the shareholders of Banknorth Group, Inc. and Evergreen Bancorp, Inc. ("Evergreen") of Glens Falls, New York approved a merger between the two organizations. Evergreen was merged with and into Banknorth on that date with each issued and outstanding share of Evergreen common stock converted into 0.9 shares of Banknorth common stock. This resulted in approximately 7.9 million in additional shares of Banknorth common stock issued. All of the historical financial information in this annual report has been restated for the effect of this transaction, which was accounted for as a pooling-of-interests.
      Except for historical information contained herein, the matters contained in this review are "forward-looking statements" that involve risk and uncertainties, including statements concerning future events or performance and assumptions and other statements which are other than statements of historical facts. The Company wishes to caution readers that the following important factors, among others, could in the future affect the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of the Company herein:

      * the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its banking subsidiaries must comply, the cost of such compliance and the potentially material adverse effects if the Company or any of its banking subsidiaries were not in substantial compliance either currently or in the future as applicable;
      * the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or changes in the Company's organization, compensation and benefit plans;
      * the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional" and other banking organizations as well as non-bank providers of various financial services;
      * the effect of certain customers and vendors of critical systems or services failing to adequately address issues relating to becoming year 2000 compliant;
      *     the effect of unforeseen changes in interest rates;
      * the effects of changes in the business cycle and downturns in the local, regional or national economies;
      * the effect of lower than expected revenues or cost savings from the recently completed merger with Evergreen Bancorp, Inc. and acquisition of the Berkshire branches;
      * the effect of higher than expected costs and unanticipated difficulties related to the cost of integration of acquired businesses and operations;
      * the effect of other risks and uncertainties discussed throughout this report as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and its Current Report on Form 8-K dated July 31, 1998.

      The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.
      The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OVERVIEW
      Banknorth's net income, after $16.3 million of after-tax merger and acquisition expenses relating to two transactions in the fourth quarter of 1998, was $28.9 million, compared to $41.8 million for the year ended December 31, 1997. Basic earnings per share ("EPS") was $1.24, and diluted EPS was $1.22 for the year ended December 31, 1998, compared to $1.76 basic EPS, and $1.74 diluted EPS for the year ended December 31, 1997. Operating earnings, without the 1998 merger and acquisition expenses or the 1997 gain on sale of merchant processing, were $45.2 million or $1.91 per diluted share, and $40.2 million or $1.67 per diluted share for the years ended December 31, 1998 and 1997, respectively. The 1998 operating results do not include any of the cost savings to be realized from the Evergreen merger as the merger was completed December 31, 1998. Management expects the savings to be realized by the second half of 1999.
      During the year 1998, Banknorth completed two merger and acquisition transactions:
      * In November 1998, Banknorth purchased eleven branches, representing $291.5 million in deposits, in the Berkshires region of Massachusetts from BankBoston, N.A. These branches became part of First Massachusetts Bank, N.A. ("FMB"), a subsidiary bank of Banknorth.
      * On December 31, 1998, Banknorth completed its merger with Evergreen. Evergreen has $1.1 billion in assets, $971.9 million in deposits and 280 employees and will continue to operate as Evergreen Bank, N.A., a banking subsidiary of Banknorth.
      * As a result of these two transactions, the Company also acquired approximately $1.5 billion in investment assets to be managed by The Stratevest Group, N.A., ("Stratevest") Banknorth's investment and financial management subsidiary.

MERGER AND ACQUISITION ACTIVITY
Evergreen Bancorp, Inc.
      On December 31, 1998, the shareholders of Banknorth and Evergreen approved a merger between the two organizations. Evergreen was merged with and into Banknorth with each issued and outstanding share of Evergreen common stock, together with associated preferred purchase rights, converted into 0.9 shares of Banknorth common stock, plus cash in lieu of any fractional share interest. This resulted in approximately 7.9 million in additional shares of Banknorth common stock issued, bringing Banknorth's outstanding shares to approximately 23.2 million immediately following the merger.
      Evergreen Bank, N.A. ("Evergreen Bank"), a national bank and formerly Evergreen's sole banking subsidiary, will continue to operate its banking business, as a wholly owned subsidiary of Banknorth. Evergreen Bank operates 28 offices in 8 counties in eastern upstate New York, throughout an area extending from the Massachusetts border fifty miles south of Albany, north to the Canadian border. Evergreen Bank serves commercial, individual, institutional and municipal customers with a wide range of deposit and loan products. As of December 31, 1998, Evergreen Bank had total assets of $1.1 billion and deposits of $971.9 million.
      In order to effect the merger, one-time merger related expenses of $20.1 million, ($15.1 million after-tax impact), were incurred in the fourth quarter of 1998. The majority of these expenses were employment-related costs and data processing conversion and termination costs. Further, approximately $700 thousand of after-tax conversion related expenses are expected to be realized in the first quarter of 1999 as the systems conversions are completed. For additional information on merger and acquisition expenses, see note 2 to the Company's consolidated financial statements.
      The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. At the time the merger was announced, both companies announced the recision of their previously announced stock repurchase programs.
      All historical financial information in this annual report has been restated for the combination of the two companies.

First Massachusetts Bank-Berkshires Region
      On November 13, 1998, Banknorth completed the purchase from BankBoston, N.A. of ten full-service branches, one limited service branch and nine remote ATM locations, as well as private banking relationships associated with the branches in the Berkshire region of Massachusetts.
      In connection with the Berkshire acquisition, Banknorth paid BankBoston, N.A. a fixed premium of $52.5 million. At the closing, the deposits of the Berkshire branches were approximately $290.1 million, including accrued interest. Banknorth also purchased in the transaction commercial loans associated with the branches with a net book balance as of November 13, 1998 of approximately $73.6 million and a portfolio of consumer loans originated in the branches with a net book balance of $35.8 million. In addition, the Company received approximately $122.5 million in cash as consideration for the net liabilities assumed. The Berkshire acquisition (other than the private banking relationships) was made through First Massachusetts Bank, N.A. (a Banknorth subsidiary) headquartered in Worcester, Massachusetts, and has extended that bank's central Massachusetts territory westward to the border of New York State and contiguous to the southern reach of Evergreen's New York market area. The formation of First Massachusetts Bank in 1996 is discussed below under the caption "First Massachusetts Bank-Worcester Region".
      The private banking relationships associated with these branches, which as of closing represented approximately $1.0 billion of trust and investment assets under management, including approximately $750 million in discretionary trust assets under management, were acquired by Stratevest.
      The transaction was accounted for under purchase accounting rules. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. Goodwill, representing the excess of cost over net assets acquired, was $54.8 million, substantially all of which is deductible for income tax purposes, and is being amortized over fifteen years on a straight-line basis. The one-time acquisition-related expenses of $1.8 million pre-tax, or $1.2 million after-tax, were recorded in the fourth quarter of 1998. To complete the transaction, Banknorth reallocated capital resources through payment of a special dividend to Banknorth by its subsidiary banks, except FMB, of approximately $21.5 million.
      The results of operations for the branches and private banking relationships acquired are included in Banknorth's consolidated financial statements from the date of acquisition forward, which represented six weeks in 1998.

First Massachusetts Bank-Worcester Region
      On February 13, 1996, Banknorth completed the purchase of thirteen banking offices of Shawmut Bank, N.A. in central and western Massachusetts. A new subsidiary, First Massachusetts Bank, N.A., ("FMB"), with principal offices in Worcester, Massachusetts was organized to own and operate the acquired offices. The transaction was accounted for under purchase accounting rules and resulted in the assumption of $560.3 million in deposits, the acquisiton of $405.7 million in loans and fixed assets, and $32.1 million in goodwill. In addition, the Company received approximately $122.4 million in cash as consideration for the net liabilities assumed. To complete this transaction, Banknorth issued 2,044,446 shares of common stock in February, 1996. The net proceeds of $32.2 million were used to provide a portion of the initial capital of FMB and to help offset the reduction in the Company's regulatory capital ratios resulting from the acquisition.
      An important aspect of Banknorth's strategic direction is controlled, profitable growth through acquisition. The Company continues to focus its attention on possible acquisition candidates in New England and upstate New York. Minimal book value dilution coupled with future accretion to the earnings base, are the primary criteria, which must be met.

ASSET/LIABILITY MANAGEMENT
      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary earning assets with additional capacity invested in money market instruments. Earning assets were 91.61% and 93.73% of total assets at December 31, 1998 and 1997, respectively.
      Banknorth, through its management of liabilities, attempts to provide stable and flexible sources of funding within established liquidity and interest rate risk guidelines. This is accomplished through core deposit products offered within the markets served by the Company as well as through the prudent use of purchased liabilities.
      Banknorth's objectives in managing its balance sheet are to limit the sensitivity of net interest income to actual or potential changes in interest rates, and to enhance profitability through strategies that promise sufficient reward for understood and controlled risk. The Company is deliberate in its efforts to maintain adequate liquidity, under prevailing and forecasted economic conditions, and to maintain an efficient and appropriate mix of core deposits, purchased liabilities and long-term debt.

Guaranteed Preferred Beneficial Interests in
 Corporation's Junior Subordinated Debentures
      On May 1, 1997, Banknorth established Banknorth Capital Trust I (the "Trust"), which is a statutory business trust formed under Delaware law upon filing a certificate of trust with the Delaware Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in Corporation's junior subordinated debentures ("capital securities") in the aggregate amount of $30.0 million at 10.52%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the junior subordinated debentures are the sole revenue of the Trust. Banknorth owns all of the common securities of the Trust. The Company has used the net proceeds from the sale of the capital securities for general corporate purposes. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. The Company's primary source of funds to pay interest on the debentures are current dividends from subsidiary banks. Accordingly, the Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends.

Earning Assets
      Earning assets were $3.8 billion during 1998, an increase of $273.5 million, or 7.7%, from 1997. Table A, Mix of Average Earning Assets, presents information relating to the mix of earning assets during the last three years.
      Loans. Total loans of $2.8 billion at December 31, 1998, were $195.0 million, or 7.4%, above year-end 1997. The increase in total loans from 1997 levels is attributable to the $109.4 million in loans received in the Berkshire branch acquisition, the strong commercial loan demand in the Massachusetts market and improved lending activity in Vermont and New Hampshire. The strong commercial loan demand offset a decline in the real estate mortgage portfolio as a result of refinancing activity. During 1997, management supplemented its in-market loan originations with the purchase of residential real estate loans originated by other financial institutions in an effort to replace loans maturing or prepaying, thus supporting the level of earning assets. No such purchases were made in 1998. Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of year-end, for each of the last five years.
      Commercial, financial and agricultural loans at December 31, 1998 were $690.2 million representing 24.3% of total loans. The 1998 balance, $123.9 million higher than at December 31, 1997, reflects approximately $73.6 million of loans acquired in the Berkshire acquisition and increased lending activity in the markets served by the Company. Banknorth offers a wide range of commercial credit products and services to its customers. These include secured and unsecured loan products specifically tailored to the credit needs of the customer, underwritten with terms and conditions reflective of portfolio risk objectives and corporate earnings requirements.
      Commercial real estate loans increased $51.9 million, or 9.2%, during 1998 to reach $615.5 million at December 31, 1998. This category is comprised primarily of mortgages on owner-occupied income producing properties or businesses. In most cases, the Company maintains banking relationships with these customers.
      Residential real estate loans, $1.0 billion at December 31, 1998, were $40.6 million lower than at year-end 1997 as a result of high refinancing activity. Banknorth Mortgage Company, Inc. ("BMC") acts as a supplier of residential real estate mortgage loan assets for the banking subsidiaries, thereby allowing the banks to place assets on their balance sheet, which meet desired rate and repricing characteristics. Loans made by BMC are the primary means by which the Company replaces runoff in its portfolio, which occurs through scheduled principal payments as well as loan pre-payments.
      Installment loans, including credit card and lease receivables, were $444.1 million at December 31, 1998, $51.8 million, or 13.2% higher than at December 31, 1997. The majority of the increase was the result of the Berkshire acquisition, which contributed $35.8 million in installment loans. Further, lease receivables, made up primarily of automobile leases, increased $2.7 million, or 3.5% over 1997. The increase in lease volume is indicative of increased consumer preference towards automobile leasing over traditional financing. In 1997, Banknorth began offering its lease and indirect financing products under the name Northgroup Financial Services.
      Loans held for sale. Loans designated as held for sale are primarily single-family mortgages, originated by the Company's mortgage banking subsidiary or purchased through its wholesale lending operation, awaiting sale into the secondary market or to other Banknorth subsidiaries. Loans held for sale were $43.0 million at December 31, 1998 and $25.0 million at December 31, 1997. The increase in the balance outstanding was primarily the result of the significant refinancing activity in 1998 given the low interest rate environment. The production level experienced in 1998, as well as loans sold to the secondary market, was at record high levels for BMC. New loan originations and refinancing activity is expected to remain strong into the first quarter of 1999 as the number of applications pending and loans in various stages of production are at high levels as of December 31, 1998. Subsequent to the first quarter of 1999, management expects the level of mortgage originations to return to more normal levels.
      The majority of loans originated by BMC are sold to the secondary market. Certain production, primarily adjustable rate, is retained by the Company to be held in its mortgage portfolio. This is accomplished by the sale of originated loans to the banking subsidiaries. At the time of sale, the assets are moved from the held for sale category at the lower of cost or market value, and reflected as mortgage loans on the Company's consolidated financial statements. During 1998 and 1997, $91.5 million and $97.7 million, respectively, of mortgage originations were retained in such a manner by the Company's subsidiary banks.
      Securities available for sale. The portfolio is managed on a total return basis with the objective of exceeding the return that would be experienced if investing solely in U.S. Treasury instruments. This category of investments is used primarily for liquidity purposes while simultaneously producing earnings. The portfolio is managed according to prudent policy limits established for average duration, average convexity and average portfolio life.
      The designation of "available for sale" is made at the time of purchase, based upon management's intent to hold the securities for an indefinite period of time; however, these securities are available for sale in response to changes in market interest rates, related changes in the securities prepayment risk, needs for liquidity, or changes in the availability of, and yield on alternative investments. These securities are purchased under assumptions relating to liquidity and performance characteristics, and may be sold or transferred to securities held to maturity, when circumstances warrant. Sales may also occur when liquidity or other funding needs arise. On a regular basis, horizon analyses are performed for a 6-12 month time horizon to evaluate the need for re-balancing the portfolio.
      Securities available for sale totaled $1.1 billion at December 31, 1998 as compared to $958.6 million at December 31, 1997. The 1998 balance is stated net of a fair value adjustment reflecting net unrealized gains of $5.9 million, whereas the December 1997 balance is net of a fair value adjustment reflecting net unrealized gains of $5.3 million. During 1998, cash flow generated by the investment securities held to maturity portfolio was re-invested in the available for sale portfolio resulting in approximately $38.1 million of additional investments in the available for sale category. The remaining increase in the available for sale portfolio was primarily due to investing excess liquidity as a result of deposit growth.
      In January 1998, Banknorth sold approximately $85.5 million of balloon mortgage-backed securities. While the sales resulted in a net loss of $504 thousand, the enhanced yield received through re-investment resulted in recovery of the loss within six months. In addition to recovering the $504 thousand loss incurred from the sale, Banknorth received additional interest income of approximately $523 thousand during 1998 and anticipates approximately $994 thousand in improved interest income in 1999 as a result of this sale. The new securities purchased, as well as the characteristics of the total portfolio after the transaction, meet all established corporate guidelines.
      In the fourth quarter of 1997, Banknorth purchased $40.0 million of bank-owned life insurance ("BOLI"). Further discussion of BOLI is provided later in this document. Securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the bank-owned life insurance program.
      Investment securities held to maturity. The designation "investment securities held to maturity" is made at the time of purchase or transfer based upon the intent and ability to hold these securities until maturity. The management of this portfolio focuses on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. Cash flow guidelines and average duration targets have been established for management of this portfolio. As of December 31, 1998, the balance of securities in this category was $20.5 million, $38.1 million below the balance at December 31, 1997. The primary cause of the reduced portfolio size was the continued reinvestment of maturities throughout 1998 into the available for sale portfolio.
      Table D, Securities Available for Sale and Investment Securities Held to Maturity contains details of investment securities at December 31, 1998, 1997, and 1996.
      Money market investments. Money market investments, primarily Federal funds sold, averaged $26.0 million during 1998, $30.1 million in 1997 and $29.7 million in 1996. As of December 31, 1998, money market investments were $4.9 million as compared to $71 thousand at December 31, 1997. Subsidiary banks with excess overnight cash positions invest such funds with other subsidiary banks that may have short-term funding needs. This internal settlement, performed prior to purchasing funds in the market, reduces funding costs and improves overall liquidity.
      Income on earning assets. The Company's income from earning assets, total interest income, was $310.3 million in 1998 on a fully tax equivalent basis, an increase of $14.3 million, or 4.8%, from the 1997 total of $295.9 million, and $48.4 million higher than in 1996. Of the increase in interest income from 1997 to 1998, $21.4 million was the result of increases in earning assets. Decreases in the yields on earning assets resulted in a decline in interest income of $7.1 million. In 1998, the average yield on total earning assets was 8.14% as compared to 8.34% in 1997 and 8.46% in 1996.
      Table F, Average Balances, Yields and Net Interest Margins and Table H, Volume and Yield Analysis, contain details of changes by category of interest income from earning assets for each of the last three years.

Funding Sources
      Banknorth utilizes various traditional sources of funding to support its earning asset portfolios. Average total funding in 1998 increased by $283.8 million, or 8.4%, over the average for 1997. Table G, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for each of the last two years as well as the changes by category for 1998, 1997 and 1996.
      Deposits. Total core deposits increased $228.1 million, or 8.3%, over 1997. NOW and money market accounts increased by $212.0 million and non-interest bearing deposits increased $43.7 million, while regular savings declined $25.5 million. Approximately $35.9 million of the increase on average in 1998 was the result of the Berkshire acquisition.
      Purchased liabilities. Total purchased liabilities increased on average from $608.3 million during 1997 to $666.8 million during 1998. As of December 31, 1998, total short-term borrowed funds were $281.6 million as compared to $449.9 million at December 31, 1997. Short-term borrowed funds from the FHLB decreased significantly from $263.0 million at December 31, 1997 to $30.0 million at December 31, 1998. The decrease in short-term borrowed funds was the result of paydowns made after receipt of cash in the acquisition of the Berkshire branches and a refinancing of approximately $30.0 million to longer-term debt at more favorable rates. Banknorth had no brokered deposits during 1998 or 1997. Long-term advances from the Federal Home Loan Bank increased on average from $34.5 million during 1997 to $53.9 million in 1998. Scheduled maturities of short-term advances were replaced with long-term advances in response to movements in interest rates while maintaining the Company's interest rate risk profile within established guidelines.
      Bank Debt. Average bank debt of $9.9 million during 1998 primarily represents the 1994 funding of the acquisition of North American Bank Corporation ("NAB"). As previously disclosed, Banknorth financed the transaction with a bank credit facility whose original terms were re-negotiated in December 1996. The re-negotiated terms provide improved pricing and an extension of the repayment period. The balance of $7.8 million at December 31, 1998 will be repaid in three years. Additionally, there was $463 thousand in bank debt at December 31, 1998 related to the funding of the Employee Stock Ownership Plan of Evergreen Bank. This loan is an adjustable rate loan that will mature in 2000.
      Interest expense summary. Total interest expense was $144.7 million in 1998, an increase of $11.3 million, or 8.5%, as compared to 1997. Increased levels of interest-bearing liabilities contributed $10.7 million to the increase while the increase in rates paid increased interest expense by $600 thousand. The cost of interest bearing liabilities was 4.47% in 1998, an increase of 2 basis points from 1997.
      Tables F, Average Balances, Yields and Net Interest Margins and Table H, Volume and Yield Analysis, contain details of changes by category of interest expense for each of the last three years.
      Time deposits, in denominations of $100 thousand and greater, at December 31, 1998 were scheduled to mature as follows:


3 months or less        $112,738
Over 3 to 6 months        48,792
Over 6 to 12 months       59,302
Over 12 months            18,239
                        --------
      Total             $239,071
                        ========

Net Interest Income
      Net interest income for 1998 of $165.6 million was $3.0 million, or 1.9% higher than that recognized in 1997. The yield on earning assets declined by 20 basis points in 1998 to 8.14%, while the cost of interest bearing liabilities increased 2 basis points. Of the change in net interest income of $3.0 million, $10.7 million was due to increased volume offset by a $7.7 million decline due to changes in interest rates. The net interest margin was 4.34% in 1998, 4.58% in 1997 and 4.89% in 1996.
      Interest rates generally decreased during 1998, the result of which was a decrease in the yield on earning assets. During the fourth quarter of 1998, the net interest margin was 4.31%, 3 basis points below the margin for the full year of 1998. The net interest margin narrowed during 1998 as competition for quality credits and retail deposits resulted in a tighter spread between asset yields and deposit costs. A changing mix of deposits where higher cost deposits, such as money market accounts, are increasing faster than lower cost deposits also contributed to the narrowing margin.
      Also impacting the net interest margin during 1997 and 1998 was the issuance of $30.0 million in capital securities in May 1997. During 1997, in an effort to increase interest income sufficient to offset the carrying cost of the capital securities, the Company purchased approximately $120.0 million in earning assets. This leveraging strategy was intended to be short-term in nature, until an appropriate long-term use was found. With the Berkshire branch purchase in November 1998 and the subsequent restructuring of the subsidiary banks' balance sheets, the leverage was effectively removed by year-end 1998.
      Further, the purchase of $40.0 million of BOLI in the fourth quarter of 1997 adversely impacted the net interest margin as securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the bank-owned life insurance program. The earnings from BOLI are recorded as other non-interest income.

RISK MANAGEMENT
Credit Risk
      Credit risk is managed through a network of loan officer authorities, credit committees, loan policies and oversight from the corporate senior credit officer and subsidiary boards of directors. Management follows a policy of continually identifying, analyzing and grading credit risk inherent in each loan portfolio. An ongoing independent review, subsequent to management's review, of individual credits is performed on each subsidiary bank's commercial loan portfolios by the independent Loan Review function.
      As a result of management's ongoing review of the loan portfolio, loans are placed in non-accrual status, either due to the delinquent status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent. Loans are generally placed in non-accrual status when principal and/or interest is 90 days overdue, except in the case of consumer loans, which are generally charged off when loan principal and/or interest payments are 120 days overdue.
      Non-performing assets ("NPAs"). Non-performing assets include non-performing loans, which are those loans in a non-accrual status, loans which have been classified as troubled debt restructurings and loans past due 90 days or more which are still accruing interest. Also included in the total non-performing assets are foreclosed and repossessed non-real estate assets.
      NPAs were $24.3 million at December 31, 1998, an increase of $1.1 million, or 4.5%, from December 31, 1997. The increase in NPAs was caused by the designation of one $5.9 million commercial credit as a troubled debt restructured loan ("TDR") in the third quarter of 1998. The principal and interest payments on the loan were current throughout 1998 and the classification of TDR was removed in early 1999 as the result of the rewritten loan being at market interest rate. At that time, NPAs fell to approximately $19.0 million. NPAs at December 31, 1996 were $26.9 million. The ratio of NPAs to loans plus other real estate owned and repossessed assets at December 31, 1998, was .86% compared to .88% at year end 1997. Table I, Non-Performing Assets, contains the details of NPAs for the last five years.
      Non-performing loans ("NPLs") at December 31, 1998 were $21.0 million, a net increase of $514 thousand, or 2.5%, from December 31, 1997.
      The recorded investment in loans considered to be impaired totaled $13.7 million as of December 31, 1998 and $10.8 million as of December 31, 1997. The related allowances for loan losses on these impaired loans were $2.0 million and $1.3 million as of December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, there were no impaired loans which did not have an allowance for loan losses determined in accordance with SFAS 114.
      Although NPLs showed a slight increase year to year due to the one $5.9 million commercial loan designated as restructured, non-accrual loans decreased $5.6 million or 31.1% reflecting relative improvement in the overall credit quality of the loan portfolio. Delinquency rates experienced in the residential portfolio are consistent with trends seen regionally and nationally. Given the possibility of increases in interest rates, management expects that certain credits may encounter difficulty in continuing to perform under the contractual terms of their loans should rates actually increase. While this occurrence might result in increases in NPLs and subsequent charge-offs, management does not expect it to materially affect the Company's performance in 1999.
      As of December 31, 1998, management is not aware of any credits that pose significant adverse risk to eventual full collection.
      Total other real estate owned and repossessed assets were $3.3 million at the end of 1998, up $540 thousand from one year earlier.
      Allowance for loan losses and provision. The allowance for loan losses is maintained at a level estimated by management to provide adequately for risk of loss inherent in the current loan portfolio. The adequacy of the allowance for loan losses is monitored monthly. It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio's risk profile. It is also evaluated to ensure that it is sufficient to absorb probable credit losses inherent in the current loan portfolio.
      For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio. For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogenous pools of loans, estimates of the Company's exposure to credit loss reflect a thorough assessment of a number of factors, which could affect loan collectibility. These factors include: the size, trend, composition, and nature; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; trends experienced in non-performing and delinquent loans; past loss experience; economic trends in the Company's market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company's allowance for loan losses.
      After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of loss in the portfolio. While management uses available information to recognize losses on loans, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above.
      Table J, Summary of Loan Loss Experience, includes an analysis of the changes to the allowance for the past five years. Loans charged off in 1998 were $11.7 million, or .44% of average loans. This represents an improvement over the prior year when charge-offs totaled $12.4 million, or .48% of average loans. Recoveries in 1998 on loans previously charged off were $6.2 million as compared to $5.6 million in 1997.
      The provision for loan losses ("provision") in 1998 was $9.3 million, or .35% of average loans. In 1997, the provision was $9.4 million, or .36% of average loans while in 1996, the provision was $7.0 million, or .30% of average loans. The Company has experienced significant growth in higher credit risk loan portfolios during 1998, as well as continued loan growth in the Massachusetts market area through FMB, which was formed in 1996. Commercial loans have increased by $123.9 million, or 21.9%, to $690.2 million at December 31, 1998, while installment loans have increased by $51.8 million, or 13.2%, to $444.1 million at December 31, 1998. FMB's loan portfolio increased by $131.1 million, or 27.5%, from $477.2 million at December 31, 1997 to $608.3 million at December 31, 1998. The growth in these loan portfolios was somewhat offset by the improved credit performance in 1998 versus 1997, as discussed above, and accordingly the 1998 provision is consistent with 1997.
      The increase in the provision from 1996 to 1997 relates to the Company's increased experience in working in the Massachusetts market, which the Company entered in 1996 with the formation of a new banking subsidiary, FMB. As discussed previously, the Company acquired approximately $396.9 million of loans from Shawmut. The balance in this portfolio grew to $477.2 million at December 31, 1997. These loans are primarily in the Massachusetts market area, an area that the Company had not done business in prior to 1996. As the Company worked with these acquired loans and became more familiar with the Massachusetts market area, and as this portfolio grew and matured, the Company determined that an increased allowance for loan losses was necessary. Accordingly, the provision in 1997 was increased from 1996. The Company has found that delinquency and charge-off rates in the Massachusetts market are higher than the market areas the Company's other subsidiary banks operate in. As a result, an increase in the provision from 1996 to 1997 was necessary.
      No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb realized losses. The amount and timing of realized losses and future allowance allocations may vary from current estimates. Table K. Allocation of the Allowance for Loan Losses presents the breakdown of the allowance for loan losses by loan type for the latest five year ends.

Market Risk
      Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.
      The responsibility for balance sheet risk management oversight is the function of the Asset/Liability Committee ("ALCO"). The corporate ALCO, chaired by the chief financial officer and composed of various subsidiary presidents and other members of corporate senior management, meets on a monthly basis to review balance sheet structure, formulate strategy in light of expected economic conditions, and review performance against guidelines established to control exposure to the various types of inherent risk. Bank subsidiary ALCOs meet on a more frequent basis to adjust product prices as necessary.
      Interest rate risk can be defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Interest rate risk arises naturally from the imbalance in the repricing, maturity and/or cash flow characteristics of assets and liabilities. Management's objectives are to measure, monitor and develop strategies in response to the interest rate risk profile inherent in the Company's consolidated balance sheet and off-balance sheet financial instruments.
      Interest rate risk is managed by the Corporate ALCO. Interest rate risk measurement and management techniques incorporate the repricing and cash flow attributes of balance sheet and off-balance sheet instruments as they relate to potential changes in interest rates. The level of interest rate risk, measured in terms of the potential future effect on net interest income, is determined through the use of modeling and other analytical techniques under multiple interest rate scenarios. Interest rate risk is evaluated on a quarterly basis and reviewed by the Corporate ALCO with subsidiary risk profiles presented to the respective boards of directors.
      The Company's Asset Liability Management Policy, approved annually by the boards of directors, establishes interest rate risk limits in terms of variability of net interest income under rising, flat and decreasing rate scenarios. It is the role of the ALCO to evaluate the overall risk profile and to determine actions to maintain and achieve a posture consistent with policy guidelines.
      Certain imbalances causing interest rate risk to exceed policy limits are correctable through management of asset and liability product offerings. Depending upon the specific nature of the imbalance, it may be more efficient and less costly to utilize off-balance sheet instruments such as interest rate swaps, interest rate corridors, and interest rate cap or floor agreements, among other things, to correct the imbalance. Banknorth has utilized swaps, corridors and floors to address certain interest rate risk exposures.
      Significant portions of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point in this instance where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin. Additionally, the interest rate risk characteristics of the loans and deposits purchased with the Shawmut branches in 1996 exacerbated the potential for reduced interest income under those circumstances. To protect the Company from this occurrence, interest rate floors in the notional amount of $295.0 million were used to mitigate the potential reduction in interest income on certain adjustable and variable rate loans. Further, in May 1998, the Company sold interest rate swaps in the notional amount of $50.0 million previously in use for a net gain of $254 thousand. This gain is being amortized into interest income over the original remaining term of the initial swap contracts of approximately one year. The swaps were sold in order to reduce interest rate risk sensitivity of the Company. In late 1998, interest rate corridors in the notional amount of $50 million and interest rate swaps in the notional amount of $50 million were entered into in order to mitigate the reduction in interest income in a period of rising rates. In a period of quickly rising interest rates, certain deposit products will reprice more rapidly than certain assets potentially causing a reduction in interest income. These contracts were designed to make a portion of the Corporation's fixed rate loans sensitive to rising rates.
      The aggregate cost of the interest rate floors was $2.8 million, which is being amortized, as an adjustment to the related loan yield on a straight-line basis over the terms of the agreements. At December 31, 1998, the unamortized balance of these interest rate floors was $920 thousand. The estimated fair value of these floors was $3.1 million as of December 31, 1998. The estimated fair value of the interest rate swap contracts and interest rate corridor contracts were $292 thousand and $440 thousand, respectively, as of December 31, 1998.
      Banknorth utilizes an interest rate risk model widely recognized in the financial industry to monitor and measure interest rate risk. The model simulates the behavior of interest income and expense of all on and off balance sheet financial instruments under different interest rate scenarios together with a dynamic future balance sheet. Banknorth measures its interest rate risk in terms of potential changes in net interest income.
      The model requires that assets and liabilities be broken into components as to fixed, variable, and adjustable interest rates as well as other homogeneous groupings which are segregated as to maturity and type of instrument. Cash flows and maturities are then determined, and for certain assets, prepayment assumptions are estimated under different rate scenarios. Repricing margins, caps, and ceilings are also determined for adjustable rate assets.
      Interest income and interest expense are then simulated under three rate conditions. First, a flat rate scenario is created in which today's prevailing rates are locked in and the only balance sheet fluctuations that occur are due to cash flows, maturities, new volumes, and repricing volumes consistent with this flat rate assumption. The second condition is a 200 basis point rise in rates over a twelve (12) month horizon together with a dynamic balance sheet. Finally, there is a 200 basis point decline in rates over a 12 month period together with a dynamic balance sheet. Next, the simulation is extended to twenty-four (24) months to determine the interest rate risk with the level of interest rates stabilizing in months 13 through 24 at a plus or minus 200 basis points from today's levels. Even though rates remain stable during this 13 to 24 month time period, the balance sheet has growth similar to the first twelve months as well as repricing opportunities driven by maturities, cash flow, and adjustable rate products which will continue to change the risk profile. Changes in net interest income are then measured against the flat rate interest scenario. In addition to the parallel simulation, interest rate risk is regularly measured under various non-parallel yield curve shifts, pricing, and balance sheet assumptions.
      Table L. Interest Rate Risk summarizes the percentage change in interest income and expense by significant earning asset and interest bearing liability categories, as well as net interest income from the forecasted net interest income expected in the flat rate scenario, described above, to the expected net interest income in the rising rate and falling rate scenarios also described above during the next 12 months, the 13 to 24 month time frame, as well as the 1 to 24 month time frame. As of December 31, 1998, based on various assumptions through the use of the Company's interest rate risk simulation model described above, any reduction in net interest income from the Company's flat-rate (given no changes in the December 31, 1998 interest rate levels) forecasted change in net interest income, would not exceed 5% from the flat rate scenario in months 1 through 12 under any of the parallel interest rate scenario used in the analysis during the 12 month horizon. This level of variability places the Company's interest rate risk profile within acceptable policy guidelines.
      A tool used by some in the banking industry for measuring interest rate risk is interest rate sensitivity gap ("gap") analysis. This approach attempts to measure the difference between assets and liabilities repricing or maturing within specified time periods.
      A gap analysis has several significant limitations, which renders it less meaningful to Banknorth than the above-discussed analysis. These limitations include the fact that it is a static measurement, it does not capture basis risk, and it does not capture risk that varies non-proportionally with rate movements. The selection of the beginning and ending dates of the time intervals used as gap buckets as well as the size of the time interval can mask interest rate risk. Assets and liabilities do not always have clear repricing dates and many loans and deposits reprice earlier than their contractual maturities indicate. Gap analysis is also unable to properly reflect the impact on net interest income of certain interest rate floors. Such complexities are better addressed by the Company's simulation model which, over the 24 month horizon, shows future levels of net interest income to be relatively neutral to changes in the interest rate environment as a result of the Company's active asset liability management practices.

Liquidity Risk
      Banknorth seeks to obtain favorable sources of liabilities and to maintain prudent levels of liquid assets in order to satisfy varied liquidity demands. Besides serving as a funding source for maturing obligations, liquidity provides flexibility in responding to customer initiated needs. Many factors affect the Company's ability to meet liquidity needs, including variations in the markets served by its network of offices, its mix of assets and liabilities, reputation and credit standing in the marketplace, and general economic conditions.
      The Company actively manages its liquidity position through target ratios established under its liquidity policy. Continual monitoring of these ratios, both historically and through forecasts under multiple interest rate scenarios, allows Banknorth to employ strategies necessary to maintain adequate liquidity. Management has also defined various degrees of adverse liquidity situations that could potentially occur and has prepared appropriate contingency plans should such situations arise.
      The Company achieves its liability-based liquidity objectives in a variety of ways. Net liabilities can be classified into three basic categories for the purpose of managing liability-based liquidity: core deposits, purchased liabilities and long-term or capital market funds. Core deposits consist of non-interest bearing demand deposits and retail deposits. These deposits result from relatively dependable customers and commercial banking relationships and are therefore viewed as a stable component of total required funding. Average core deposits increased from 1997 to 1998 by $228.1 million, or 8.3%. The Berkshire acquisition added significantly to the deposit balances. Core deposits represented 81.5% of total funding in 1998 and 81.7% in 1997. Banknorth will continue to seek funding in the most efficient and cost effective manner as is possible. Table G. reflects the components of funding over the last three years.
      Among the traditional funding instruments comprising the category of purchased liabilities are time deposits $100 thousand and greater, Federal funds purchased, securities sold under agreement to repurchase, borrowings from the United States Treasury Department (Treasury Tax and Loan accounts), and short and long-term borrowings from the FHLB. The average balance of purchased liabilities in 1998, as reflected in Table G, was $666.8 million, $58.5 million or 9.6% higher than in 1997. Purchased liabilities represented 18.2% of total net funding in 1998 as compared to 17.9% in 1997.
      One of the principal components of short-term borrowed funds is securities sold under agreement to repurchase. These borrowings generally represent short-term uninsured customer investments, which are secured by Company securities. During 1998, the average securities sold under agreement to repurchase were $164.9 million, as compared to $142.5 million in 1997.
      Long-term funding, primarily through the FHLB, increased during 1998 by $19.4 million as short-term notes from the FHLB were replaced with longer-term more favorable rate FHLB debt .
      As previously discussed, the Company utilized financial institution borrowings pursuant to a five year credit facility to finance the NAB acquisition. The Company's primary source of funds to pay principal and interest under this credit facility is dependent upon the continued ability of the subsidiary banks to pay dividends in an amount sufficient to service such debt.
      A secondary source of liquidity is represented by asset-based liquidity. Asset-based liquidity consists of holdings of securities available for sale and short-term money market investments that can be readily converted to cash, as well as single-family mortgage loans held for sale in the secondary market. Alternatively, these assets may be pledged to secure short-term borrowed funds.
      The Company also uses the capital markets as a source of liquidity. In May 1997, the Company established a trust to issue and sell $30.0 million in capital securities. The net proceeds were used for general corporate purposes. In February 1996, the Company issued 2,044,446 shares of common stock resulting in $32.2 million in net proceeds which were used to provide a portion of the initial capital of FMB and to help offset the reduction in the Company's regulatory capital ratios resulting from the acquisition.

Off-Balance Sheet Risk
      Commitments to extend credit. Banknorth makes contractual commitments to extend credit and extends lines of credit which are subject to the Company's credit approval and monitoring procedures. At December 31, 1998 and 1997, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $903.1 million and $618.8 million, respectively. In the opinion of management, there are no material commitments to extend credit that represent unusual risks.
      Letters of credit and stand-by letters of credit. Banknorth guarantees the obligations or performance of customers by issuing letters of credit and stand-by letters of credit to third parties. These letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing letters of credit and stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At December 31, 1998 and 1997, outstanding letters of credit and stand-by letters of credit were approximately $76.6 million and $67.5 million, respectively. An increase in the amount of institutional business, primarily hospitals, caused the majority of the increase year to year.
      Counterparty risk. Banknorth enters into interest rate swap, corridor and floor agreements under which the Company and the counterparty are obligated to exchange interest payments on notional principal amounts. The contract or notional amount does not represent exposure to credit loss. The Company is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the agreement. Banknorth controls counterparty risk through credit approvals, limits and monitoring procedures.

OTHER OPERATING INCOME AND EXPENSES
      Other operating income is a significant source of revenue for Banknorth and an important factor in the Company's results of operations. Other operating income totaled $41.5 million in 1998, $3.6 million or 9.6% higher than in 1997 and $9.8 million or 30.9% higher than in 1996. The 1997 amount includes a $2.4 million gain on the sale of merchant processing.
      Investment management income. The Stratevest Group, N.A., the Company's investment and financial management subsidiary, contributes the largest recurring portion of other operating income through fees generated from the performance of trust and investment management services. Income from trust and investment management services totaled $12.8 million in 1998, an increase of $1.6 million, or 14.4%, over 1997 and $2.6 million, or 25.7%, over 1996. The increase was the result of strong sales and market conditions as well as the increase in the portfolio as a result of the Berkshire branch acquisition. The Company's acquisition of approximately $1.0 billion in investment assets as a result of the Berkshire branches purchase in November 1998 was added to the Stratevest portfolio of managed assets. This portion of the portfolio generated approximately $797 thousand in fees during the last two months of 1998 and is expected to have a significant impact on earnings in 1999. Total assets under management totaled $4.1 billion, including $2.6 billion under discretionary management, as of December 31, 1998, compared to total assets under management of $2.7 billion, including $1.5 billion under discretionary management, as of December 31, 1997. Total assets under management were $2.3 billion as of December 31, 1996, including $1.3 billion under discretionary management. Continued opportunities for increases in the generation of Stratevest's income lie in increased sales in the Massachusetts, New York and New Hampshire markets. The Company is experiencing increased sales in these areas and, accordingly, management expects continued increased levels of trust and investment management income for 1999.
      Service charges on deposit accounts. Service charges on deposit accounts, $11.7 million in 1998, were $932 thousand, or 8.7% above 1997 and 24.4% higher than in 1996. The increased service charges over the past two years were primarily the result of improved charge policies implemented in late 1997 and the Berkshire branch acquisition, which added approximately $291.5 million in deposits in 1998. During 1997, Banknorth reviewed and enhanced its policies and practices regarding service charges and service charge waivers. Accordingly, the level of fee income increased in late 1997 and continued to improve in 1998. Further increases are expected in 1999 as the effect of the Berkshire branch acquisition is fully realized.
      Mortgage banking income. Mortgage banking income, which is comprised of loan servicing income, net loan transactions and gains on the sale of mortgage servicing rights, amounted to $5.5 million for the year ended December 31, 1998. This category of income was up $825 thousand, or 17.7%, from the year ended December 31, 1997 and up $931 thousand, or 20.4%, from the year ended December 31, 1996. First, loan servicing income, primarily mortgage servicing at BMC, in 1998 was $1.6 million, a decrease of $950 thousand, or 37.8%, from 1997 and a decrease of $1.3 million, or 45.0%, from 1996. Although the balance of mortgage loans serviced for unrelated third parties increased slightly from $901.4 million at December 31, 1997 to $935.1 million at December 31, 1998, amortization of mortgage servicing rights and impairment valuation reserves increased causing a decline in loan servicing income. The amortization of mortgage servicing rights was $1.4 million for 1998 compared to $1.1 million in 1997. This increase in amortization expense is primarily related to the growth in the capitalized mortgage servicing rights (MSRs) reflecting the continued application of new accounting rules adopted in 1996. Additionally, the Company established a valuation reserve of $500 thousand for impairment of MSRs in 1998 as a result of the high refinancing activity. No impairment valuation reserve was deemed necessary in 1997. The decline in loan servicing income from 1996 to 1997 was primarily due to increased amortization as noted above and the decline in the portfolio of loans serviced. The amortization of MSRs was $962 thousand for the year ended December 31, 1996.
      The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," in 1996, which was superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as of January 1, 1997. These standards require that entities recognize as separate assets, the rights to service loans for others, regardless of how those servicing rights are acquired. Recognition of the MSRs results in an increased gain on sale or a decrease in the loss on sale of loans. MSRs are amortized into servicing fee income in proportion to, and over the period of, estimated net servicing income. Entities must measure the impairment of MSRs based on the difference between the carrying amount and the current estimated fair value of the MSRs.
      Given the growth in MSRs, which at December 31, 1998 had a net carrying value of $5.4 million as compared to $4.7 million at December 31, 1997, management expects that MSR amortization expense will continue to increase. In addition, the current level of market interest rates is resulting in high levels of refinancing activity. During periods of high refinancing, the value of capitalized mortgage servicing rights declines and results in reduced levels of servicing income. Should interest rates remain at their relatively low levels throughout 1999, management expects a reduced level of servicing income. This reduction may, however, be offset to some degree by income resulting from increased levels of loan origination and sales.
      Additionally, the Company generates income through the sale of loans, primarily fixed rate loans, to the secondary market. A portion of the mortgage loans originated each year are generated through correspondent relationships with other institutions. Under these correspondent arrangements, the Company retains the servicing on these loans and the loans are normally sold to the secondary market. At various times, when sufficient correspondent loan servicing rights are accumulated, the correspondent servicing rights may be sold and the gain recorded. In September 1998, the Company executed a contract to sell $86 million of correspondent mortgage loans and the related servicing rights resulting in a net gain of $392 thousand. In August 1997, the Company sold $130 million in correspondent mortgage loan and the related servicing rights resulting in a net gain of $896 thousand. These sales of the correspondent portfolio will occur periodically given favorable market conditions. In total, the gains on sale of mortgage servicing rights were $386 thousand, $921 thousand and $93 thousand in 1998, 1997 and 1996, respectively. The servicing rights were comprised primarily of residential mortgages and second home mortgages of customers outside Banknorth's normal market area.
      Thirdly, net loan transaction income is generated through the origination and subsequent sale of mortgage products into the secondary mortgage market. Net loan transaction income in 1998 of $3.4 million was significantly higher than 1997 and 1996 due to the strong loan production and sales throughout 1998 given the high level of refinancing activity in the current low rate environment. New loan originations and refinancing activity was high throughout the year and is expected to remain strong into the first quarter of 1999 as the number of applications pending and loans in various stages of production are at high levels as of December 31, 1998. Subsequent to the first quarter of 1999, management expects the level of mortgage originations to return to more normal levels. The volume of loan sales was lower in 1997 compared to 1996 resulting in a $394 thousand decline in net loan transaction revenue between these years.
      Card product income. Card product income decreased 29.7% in 1998 compared to 1997 as a result of the sale of the Company's merchant processing business in December 1997. The gross merchant processing income in 1997 was approximately $1.4 million and, therefore, other sources of card product income were greater in 1998 than 1997 as the volume of debit card transactions increased given broader consumer acceptance and usage of the product. Card product income increased 4.5% from 1996 to 1997 given the increase in transactional volume experienced.
      Net securities transactions. Net gains or losses from securities transactions are also included in other operating income. In 1998, the Company realized $519 thousand in net securities gains as compared to 1997 when it realized $266 thousand in gains and 1996 when it realized net gains in the amount of $25 thousand. As previously disclosed in this discussion, in January 1998, given the market conditions, the investment securities portfolio was restructured within Banknorth guidelines.
      ATM income. ATM income represents the income generated from the ATM network operated by Banknorth. ATM income amounted to $2.3 million for the year ended December 31, 1998 compared to $1.4 million and $1.0 million for the years ended December 31, 1997 and 1996, respectively. The increase in ATM income over the last year is the result of a new initiative. In October 1997, the Company commenced charging a terminal convenience fee for ATM transactions by non-customers. This fee allows the Company to recover a portion of the expense of operating the ATM network for the benefit of its customers and generated $1.1 million in fee income in 1998. The majority of increase in 1997 over 1996 was due to an increase in the number of ATMs in the network, primarily as a result of the establishment of FMB. Further, the Company recorded $234 thousand of the above noted convenience fees in 1997.
      Bank-owned life insurance. In the fourth quarter of 1997, Banknorth purchased $40.0 million of bank-owned life insurance ("BOLI"). The BOLI was purchased as a financing tool for employee benefits. The primary advantages of life insurance financing are the tax preferred status of life insurance cash values and death benefits and the cash flow generated at the death of the insured. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated balance sheet that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. In 1998, the Company recorded $2.2 million in BOLI income compared to $77 thousand in 1997. Securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the bank-owned life insurance program. As a result of this transaction, the Company benefits prospectively from the tax-free nature of income generated from the life insurance policies. In general, the yield received from the bank-owned life insurance is comparable to the yield previously received on the securities available for sale, thereby causing the Company's earnings stream to benefit from the tax characteristics of the bank-owned life insurance.
      Other income. Other income for 1998 exceeded 1997 levels by approximately $322 thousand, or 8.2% and 1996 levels by $796 thousand, or 23.0%. The increase was primarily the result of the new official check process implemented in February 1998. This process generated $439 thousand during 1998.

Other Operating Expenses
      Other operating expenses were $152.7 million in 1998, including approximately $22.0 million in one-time merger and acquisition related expenses of the two transactions noted earlier. Excluding one-time expenses, other operating expenses were $130.8 million in 1998, $2.8 million, or 2.2% above expense levels in 1997, and $11.0 million, or 9.2% higher than in 1996. The Company's efficiency ratio was 59.78% in 1998, down from 61.65% in 1997 and 62.21% in 1996.
      Compensation. Compensation expense increased by $2.4 million, or 4.8%, over 1997. The increase was primarily associated with the Company's various incentive compensation programs which are directly related to the overall performance of the Company as well as the obtainment of individual sales and performance objectives. Such incentive-based expenses were up $3.0 million in 1998 compared to 1997.
      Offsetting these increases were declines in base salary expense and severance costs. Base salary expense and full-time equivalent staff numbers for the Company were actually down approximately $300 thousand and 75 full-time equivalent staff, respectively, from the year ended December 31, 1997 to December 31, 1998, despite the addition of the Berkshire branches. The Berkshire branches added approximately 85 full-time equivalent staff to the organization with salary expense of $360 thousand for the six weeks of operation in 1998. Excluding the Berkshire branch addition, staffing levels were down approximately 160 full-time equivalent staff primarily due to cost saving initiatives implemented in late 1997.
      Additionally, the 1997 salaries expense included approximately $373 thousand in severance compensation relating to the work force reduction noted above. This level of severance expense recorded as compensation was approximately $300 thousand higher than that experienced in 1998. In 1998, severance expenses were incurred related to the Evergreen merger, however, these expenses were classified as one-time expenses for reporting purposes. Additional reductions to compensation expense are expected to be realized in the first six months of 1999 as duplicate positions created as a result of the Evergreen merger are eliminated. Also, in connection with the merger of the Banknorth and Evergreen defined benefit plans and related curtailment of the Evergreen Plan, the Company expects to realize a curtailment gain during 1999.
       Net occupancy. Net occupancy expense during 1998 was $9.8 million, a decrease of $433 thousand, or 4.2% from 1997. Expenses in 1996 were $9.2 million. The decrease in the net occupancy expenses from 1998 to 1997 was primarily the result of lower fuel and utilities expenses (approximately $200 thousand less in 1998) given weather and current market conditions and building maintenance costs (approximately $100 thousand less in 1998), coupled with increased rental income of $118 thousand. The increase in the costs from 1996 to 1997 was related to the full year of operation of FMB in 1997, the new headquarters of FMB and new branches in New Hampshire at Farmington National Bank.
      Equipment and software. Equipment and software expense was $9.4 million, $9.4 million and $8.5 million in 1998, 1997 and 1996, respectively. Banknorth continuously invests in upgraded technology in order to offer enhanced products and services or to create operating efficiencies. The increase from 1996 to 1997 was primarily the result of a full year of expense related to FMB and image-based item processing. During 1996, the Company implemented an image-based item processing and statement rendering system using electronic images of checks for filing and distribution to customers. Management expects equipment and software expenses to increase in 1999 as a result of continued investment of additional technology, including a new automated platform system for the branch network.
      Data processing. Data processing fees include payments to Banknorth's vendors of mainframe systems and site management, credit card processing, ATM transaction processing and shareholder accounting services. Data processing fees totaled $6.9 million in 1998, $7.2 million in 1997 and $7.0 million in 1996. The decline in this expense from 1997 to 1998 was the result of the aforementioned termination of the merchant processing contract. Generally, increases in these expenses are governed by contract terms relating to either volume of activity and/or changes in the consumer price index.
      FDIC deposit insurance and other regulatory. FDIC deposit insurance and other regulatory expense in 1998 increased $55 thousand or 5.1% from 1997 reflecting the growth in the deposit base. A large increase of 66.8% was experienced from 1996 to 1997 due to the increase in insurance premiums. The Federal Deposit Insurance Corporation Improvement Act mandated a reduction in insurance rates when the Bank Insurance Fund achieved a 1.25% reserve ratio. That target was reached in May 1995, resulting in reduced premiums for the third and fourth quarters of 1995. The reduced premium level continued through 1996. As of January 1, 1997, the Financing Corporation (FICO) debt service assessment became applicable to all insured institutions.
      Other real estate owned. Expenses relating to other real estate owned and repossessed assets decreased in 1998 by $380 thousand, to $1.1 million as compared to 1997. These expenses were $1.4 million in 1997 and $385 thousand in 1996. Included in this expense category in 1998 are adjustments of other real estate to estimated fair value in the amount of $445 thousand and net gains on the sale of other real estate owned and repossessed assets in the amount of $288 thousand. Fair value adjustments in 1997 and 1996 were $438 thousand and $455 thousand, respectively, while net gains on sale in those years were $223 thousand and $891 thousand, respectively. Net expenses for maintenance, real estate taxes and property insurance relating to these properties amounted to $911 thousand, $1.2 million and $821 thousand in 1998, 1997 and 1996, respectively. Management anticipates a level of other real estate owned and repossession expenses in 1999 similar to that experienced in 1998.
      Advertising and Marketing. Advertising and marketing expenses were $3.9 million in 1998, $442 thousand, or 12.9% higher than in 1997 and $332 thousand or 9.4% higher than in 1996. In 1998, Banknorth introduced a market branding campaign and increased its marketing efforts in target markets. The marketing expenses in 1996 were higher due to the introduction of First Massachusetts Bank in Worcester.
      Communications. Communications expenses totaled $3.0 million in 1998, $2.9 million in 1997 and $2.8 million in 1996. The increase in communication expenses was primarily due to the expansion of the voice/data communications network to accommodate the Berkshire and Evergreen transactions.
      Amortization of goodwill. Amortization of goodwill was $5.7 million in 1998 as compared to $5.3 million in 1997. The increased goodwill amortization is the result of the Berkshire acquisition which generated an additional $54.5 million in goodwill, or $3.6 million in amortization per year, as this goodwill will be amortized over 15 years. The increase in 1998 represents 1.5 months of this increased amortization level. Goodwill expense was $4.7 million in 1996 as there was only 10.5 months of the FMB acquisition goodwill amortization in 1996. Based on existing goodwill, the 1999 goodwill amortization expense is expected to be $8.9 million. Further, the goodwill related to the formation of FMB in 1996 is expected to be fully amortized by February 2003, thereby reducing this expense category at that point.
      Capital securities. The capital securities issued in May 1997, which created additional Tier I capital, gave rise to expense of $3.2 million in 1998 (full year) and $2.1 million in 1997 (partial year). As mentioned previously, incremental investment purchases were made in an effort to offset the cost of the capital securities through increased net interest income. Funding for the investments was primarily in the form of borrowings from the FHLB.
      Merger and acquisition related expenses.   The expenses incurred in
the merger with Evergreen and the acquisition of the Berkshire branches amounted to approximately $22.0 million, or $16.3 million, after income tax effect. The expenses were primarily investment banking fees, legal and professional services, employment-related costs, data processing conversion and termination fees and checking reissuance costs. An additional $700 thousand in after-tax expenses are expected to be incurred in the first quarter of 1999 as the systems conversion of Evergreen was completed on January 15, 1999.
      In 1996, the Company incurred $1.6 million in one-time expenses in the establishment of FMB. The majority of these expenses were check reissuance, professional services and printing costs for forms and legal notifications.
      For additional information on merger and acquisition expenses, see note 2 to the Company's consolidated financial statements.
      Other expenses. Other expenses totaled $13.0 million in 1998 and have declined since the 1996 level of $15.2 million. Expenses for directors' costs, insurance and postage have all declined over the last year. The directors' costs declined due the change in the deferred compensation plan for directors. Prior to July 1, 1997, the directors' deferred compensation plan was a cash based plan tied to the performance of Banknorth stock and, therefore, its expense was effected by the change in the stock price of Banknorth. The plan was amended as of July 1, 1997 such that the ultimate distribution of director deferred compensation will be made in Banknorth common stock based on the stock price at the time the fees are earned. This resulted in $362 thousand more in directors' expense in 1997 compared to 1998. Insurance costs were also down in 1998 compared to 1997 and 1996. The only significant increase in other expenses was the $599 thousand increase in State of Vermont franchise tax mandated under the statewide education reform act.

Subsidiary Bank Merger
      On July 30, 1998, the Company announced that it plans to merge one of its subsidiary banks, Woodstock National Bank, into another subsidiary bank, First Vermont Bank. The combination of the two banks is subject to regulatory approval and is expected to take place in the second quarter of 1999 with Woodstock National Bank's three offices becoming branch offices of First Vermont Bank.

Year 2000 Compliance
      Historically, some computer software and hardware and firmware systems, and equipment or machinery with embedded processors or processing instructions (sometimes referred to as "embedded processors"), were written to recognize and process dates with the year written with two digits. For dates on or after January 1, 2000 (when four digits will be necessary to identify dates accurately), or for periods beginning before, and ending on or after January 1, 2000, such software, hardware and firmware systems and embedded processors may not be able to recognize or properly process dates or information including dates or time periods. Among other things, this may cause computers to produce incorrect information, to shut down, to cause other systems or equipment to shut down or malfunction, or to malfunction in other ways, and may cause equipment or machinery with embedded processors to malfunction or to shut down. This is often referred to as, among other things, the "Year 2000 problem."
      In order to assure to the extent possible that the Year 2000 problem does not impair their ability to do business or subject them to liability, companies are advised to determine whether and to what extent their information technology or physical resources may be affected by Year 2000 problems, to repair, replace or retire the affected systems or assets, and to test the new systems or assets to assure that they will not be affected by the Year 2000 problem (which is often referred to as being "year 2000 compliant"). Some new hardware, software or equipment, and some revisions or upgrades of hardware, software or equipment, may have so-called "bugs" or may prove to be incompatible with existing or other new or upgraded systems or components. As a result, the testing of the changed components, and of systems and subsystems as a whole, is critical and experience has shown that the process is time consuming.
      In order to protect the integrity of the banking system, the Federal Reserve Board and other federal banking regulatory agencies (collectively known as the "Federal Financial Institutions Examination Council," or "FFIEC") have issued guidelines to financial institutions for addressing the Year 2000 problem and set milestones that financial institutions are expected to meet in becoming Year 2000 compliant and testing to assure compliance. In broad outline, those guidelines provide that (i) by September 30, 1997, financial institutions should have identified, assessed and begun remediation of mission critical systems; (ii) by June 30, 1998, institutions should be continuing remediation of mission critical systems and have completed development of testing strategies and plans; (iii) by September 1, 1998, institutions should be continuing system remediation and should have begun testing of internal mission critical systems; (iv) by December 31, 1998, institutions should have substantially completed testing of internal mission critical systems; (v) by March 31, 1999, institutions relying on service providers should have substantially completed system testing and all institutions should have begun external testing with third parties (such as other financial institutions, business partners and payment system providers); and (vi) by June 30, 1999, institutions should have completed testing of mission critical systems and substantially completed all implementation of those systems.
      Banknorth's Year 2000 remediation and compliance program (the "Year 2000 Project") is managed by a Project Group consisting of representatives from more than 25 business units and functional departments within Banknorth and its subsidiaries. The Project is directed by a Banknorth Vice President who directly reports on the Project to Banknorth's Executive Vice President
- Chief Information Officer. The Project is overseen by the Banknorth Board and the board of directors of each subsidiary.
      Banknorth has completed a preliminary assessment of all its computer software, hardware and firmware systems, and equipment and machinery with embedded processors (including vaults and other security systems, elevators and HVAC systems). Banknorth believes that it has identified all components, systems, equipment and databases that might not be able to function properly as a result of the Year 2000 problems and has formulated a plan to replace, upgrade or revise affected software, to upgrade or replace affected hardware and equipment, and to remediate affected data and databases. Banknorth substantially completed the replacements, upgrades and revisions of the affected software, hardware and equipment by December 31, 1998. Banknorth began compliance testing of components and systems in July 1998 and substantially completed its compliance testing of vital banking systems by the end of 1998. Testing will continue on an ongoing and industry-wide basis thereafter.
      Substantially all of Banknorth's mission critical systems are outsourced or are purchased software packages. As a result, much of the remediation and testing process is dependent on the accuracy of work performed by, and the Year 2000 compliance of software, hardware and firmware and equipment provided by, vendors. Banknorth has initiated discussions with its vendors and monitored their Year 2000 compliance programs and the compliance of their products or services with required standards. Where possible, Banknorth is also considering and where appropriate is arranging, alternate service or software providers in cases where it appears that vendors may not timely provide adequate solutions.
      The economic cost of the Year 2000 Project includes not just direct incremental amounts expended by Banknorth for repairing, upgrading or replacing hardware, software and facilities, but also the use of internal resources devoted to the Year 2000 Project that would otherwise have been devoted to other business opportunities. It is difficult to quantify the economic cost of internal resources of the Project. However, Banknorth estimates that over the life of this Project, between 1996 and 2000, it will utilize approximately $5.5 million to $7.5 million of internal resources on this effort. These are internal resources that would have been utilized for other business opportunities and do not necessarily represent additional operating expenditures or costs. As of December 31, 1998, approximately $4.0 million of these amounts have been expended. Further, Banknorth's direct incremental expenditures for the Year 2000 Project are estimated at approximately $3.5 million over this five year period. The largest of these costs relates to the purchase and installation of the new branch platform. Although this estimate includes hardware and equipment expenditures, which would have been made even absent the Year 2000 problem as part of normal operations, they are included in the above estimates as the timing of these purchases and upgrades was accelerated due to the Year 2000 Project. As of December 31, 1998, approximately $850 thousand of the direct incremental expenditures have been made.
      Banknorth has commenced a customer awareness program to inform its customers (both depositors and borrowers) of the Year 2000 problem, Banknorth's responses to the problem and the potential impact of the problem on the customers and their business. Banknorth and its subsidiaries have had awareness sessions with their customers and are taking into account customers' Year 2000 compliance in evaluating and rating loans. Banknorth Group, Inc. is aware that if borrowers suffer losses or illiquidity because of their own Year 2000 problems (or the Year 2000 problems of others with whom they do business or on whom they are dependent) Banknorth's subsidiary banks may suffer credit losses or experience illiquidity. The standard loan documentation of Banknorth's subsidiary banks has been revised to include representations that the borrower is Year 2000 compliant and to give the bank the right to examine the borrower's systems and procedures in order to determine Year 2000 compliance.
      Banknorth believes that the key risk factors associated with the Year 2000 are those it cannot directly control, primarily the readiness of key suppliers and service providers, the readiness of the public infrastructure, and as noted above, the readiness of its credit customers. However, Banknorth and its subsidiaries have developed contingency plans and strategies and so-called "work arounds" for each non-compliant system and the possible failure of systems and resources that have been tested as compliant. The contingency plans vary with the affected systems. Among other things, Banknorth has designated certain of its local banks as "key branches" and will equip them properly, so that the Banknorth banks can continue banking operations even if there are electrical outages because local utilities are not Year 2000 compliant. Banknorth is also arranging to have temporary help available so that, in event of the failure of a mission critical system, the functions affected by the system failure can be performed manually.
      The determination of the effect of Banknorth's own non-compliance with Year 2000 requirements or the non-compliance of its vendors or customers is complex and depends on numerous variables and unknowns. Without remediation, the failure of critical software systems at any of the Banknorth banks or at other banks could impair the ability of the banks to do business, the failure of large or numerous borrowers to timely pay their loans could impair the capital of one or more banks, and the failure of embedded processors would adversely affect the physical security of the banks. However, Banknorth believes that, as a result of its remediation and testing efforts and its contingency plans, that worst case scenario is not likely.

Core Tangible Performance
      After removing the impact of the balance of goodwill and the related period amortization, and merger and acquisition costs, "core tangible" performance for 1998, 1997 and 1996 was as follows:

(Dollars in thousands, except share and per share data)        1998            1997            1996
                                                            -------------------------------------------

Net income, as reported                                     $    28,920     $    41,816     $    35,703
Add:  Merger and acquisition costs, net of tax                   16,258               -           1,029
Add:  Amortization of goodwill, net of tax                        3,618           3,342           2,990
                                                            -------------------------------------------
"Core tangible income"                                      $    48,796     $    45,158     $    39,722
                                                            ===========================================

Average tangible assets                                     $ 4,026,822     $ 3,709,286     $ 3,260,084
Average tangible equity                                     $   287,324     $   269,474     $   240,643
Diluted weighted average shares                              23,669,540      24,042,800      23,860,882

"Core tangible" return on average tangible assets                  1.21%           1.22%           1.22%
"Core tangible" return on average tangible equity                 16.98%          16.76%          16.51%
"Core tangible" diluted earnings per share                  $      2.06     $      1.88     $      1.66

All share and per share data has been restated to give retroactive effect to stock splits.

INCOME TAXES
      In 1998, Banknorth recognized income tax expense of $14.5 million, as compared to $20.2 million in 1997 and $17.7 million in 1996. The decrease in 1998 tax expense is primarily reflective of the one-time merger and acquisition expenses which reduced the 1998 pre-tax income level. The one-time expenses consisted of $15.6 million of tax deductible expenses resulting in a $5.7 million tax benefit. Without the one-time expenses, tax expense in 1998 would have been $20.2 million or 30.9% of pre-tax earnings. The tax expense on the Company's income was lower than tax expense at the statutory rate of 35%, due primarily to tax-exempt income, including loans, securities and BOLI, as well as tax credits received on low-income housing projects.

REGULATORY ENVIRONMENT
      The banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation and state banking regulators, which could affect the Company's results. Other factors that may cause actual results to differ from the forward-looking statements include competition with other local and regional banks, savings and loan associations, credit unions and other non-bank financial institutions, such as investment banking firms, investment advisory firms and brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services; changes in federal and state laws governing financial services; interest rate, market and monetary fluctuations; inflation; general economic conditions and economic conditions in the geographic regions and industries in which the Company operates; introduction and acceptance of new banking-related products, services and enhancements, fee pricing strategies, mergers and acquisitions and their integration into the Company, and management's ability to manage these and other risks.

CAPITAL RESOURCES
      Consistent with its long-term goal of operating a sound and profitable financial organization, Banknorth strives to maintain a "well capitalized" company according to regulatory standards. Historically most of the Company's capital requirements have been provided through retained earnings, as indicated in Table M, Rate of Internal Capital Generation.
      In October 1997, Banknorth announced a stock buyback plan. The Company planned to buy back up to 5%, or 782,665 shares of its outstanding common stock. As part of the merger with Evergreen, however, the stock buyback program was rescinded in July 1998. As of December 31, 1998, the Company held 369,300 treasury shares, all of which were purchased under the October 1997 stock buy back plan.
      The Company (including, prior to 1989, its corporate predecessors) has historically paid regular quarterly cash dividends on its common stock. This pattern was temporarily interrupted during 1991 and 1992 when the board of directors of the Company suspended payment of the regular cash dividend to better preserve the Company's capital in the face of increasing levels of non-performing loans requiring higher provisions for loan losses. As the Company's performance recovered, payment of regular quarterly cash dividends was resumed during the first quarter of 1993 at a level of $.05 per share. The quarterly dividend was increased in 1994 to a level of $.075 per share, to $.115 per share in 1995, to $.125 per share in 1996, $.145 per share in 1997, $.16 per share in 1998 and most recently to $.18 per share in January 1999. The Board makes decisions regarding payments of dividends based upon the Company's earnings outlook and other relevant factors.
      On February 24, 1998, the Board of Directors approved a 2-for-1 split of the Company's common stock effected in the form of a 100% stock dividend. The new shares were issued April 6, 1998, to shareholders of record on March 20, 1998. The stock split was recorded as of December 31, 1997 by a transfer of $7.8 million from capital surplus to common stock, representing the $1.00 par value for each additional share issued. Further, on August 15, 1996, the Board of Directors of the Evergreen Bancorp, Inc. approved a 2-for-1 split effected in the form of a 100% stock dividend and was recorded by a transfer of $4.3 million from capital surplus to common stock. All share and per share data has been restated to reflect the stock splits.
      The Company's principal source of funds to pay cash dividends and the cost of capital securities and to service long-term debt requirements is dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. During 1998, as part of its plan to adequately capitalize FMB for regulatory purposes after the Berkshire acquisition and to allow Stratevest to purchase the private banking relationships associated with the Berkshire branches, the Company re-deployed accumulated capital of certain of its subsidiary banks through the payment of a special dividend. Because the special dividend paid by the subsidiary banks to effect the re-deployment exceeded applicable regulatory limitations, the subsidiary banks obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend which exceeded such regulatory limitations.
      Additionally, in connection with the Evergreen merger, Evergreen Bank paid a special dividend to the parent company. As the special dividend exceeded applicable regulatory limitations, Evergreen Bank obtained approval from the OCC for the payment of that portion of the dividend which exceeded such regulatory limitations.
      As a result of these capital redeployments, the payment of dividends by the Company in the future will require the generation of sufficient future earnings by the subsidiary banks. For further disclosures relative to dividend restrictions and regulatory requirements, refer to the notes to the consolidated financial statements.
      At December 31, 1998, 1997 and 1996, the Company was well capitalized according to the regulatory definitions. Table N, Capital Ratios, reveals the components of capital and the changes from 1996 through 1998. In connection with the formation of FMB in 1996 and to maintain the Company's regulatory capital ratios as "well capitalized" following the acquisition of the Shawmut branches, Banknorth, on February 14, 1996, issued 2,044,446 shares of common stock, generating $32.2 million of new capital. Additionally, in May 1997, the Company established a trust to issue and sell $30.0 million in capital securities which represented Tier I capital to the Company.
TABLE A.  Mix of Average Earning Assets

                                                                                                     Percentage of
                                                    Years Ended December 31,         % of         Total Earning Assets
                                              ------------------------------------   Total     --------------------------
(Dollars in thousands)                           1998          1997        Change    Change     1998      1997      1996
                                              ---------------------------------------------------------------------------

Loans, net of unearned income
 and unamortized loan fees and costs:
  Commercial, financial and agricultural      $  591,601    $  554,467    $ 37,134    13.6%     15.5%     15.6%     16.3%
  Construction and land development               39,519        34,119       5,400     2.0       1.0       1.0       0.7
  Commercial real estate                         584,610       551,074      33,536    12.3      15.3      15.5      16.0
  Residential real estate                      1,059,073     1,054,980       4,093     1.5      27.7      29.8      31.3
  Credit card receivables                         28,859        22,455       6,404     2.3       0.8       0.6       0.7
  Lease receivables                               76,132        74,631       1,501     0.6       2.0       2.1       1.9
  Other installment                              304,375       287,020      17,355     6.3       8.0       8.1       9.5
                                              --------------------------------------------------------------------------

      Total loans, net of unearned
       income and unamortized loan
       fees and costs                          2,684,169     2,578,746     105,423    38.6      70.3      72.7      76.4

Securities available for sale:
  U.S. Treasuries and Agencies                   207,852       199,473       8,379     3.1       5.5       5.6       3.8
  States and political subdivisions                7,094         3,760       3,334     1.2       0.2       0.1         -
  Mortgage-backed securities                     555,405       449,790     105,615    38.6      14.5      12.7      13.4
  Corporate debt securities                      214,149       166,518      47,631    17.4       5.6       4.7       2.1
  Equities and other securities                   45,305        41,805       3,500     1.3       1.2       1.2       0.9
  Net unrealized gain (loss)                       8,272        (1,672)      9,944     3.6       0.2      (0.1)     (0.2)
                                              --------------------------------------------------------------------------

      Total securities available for sale,
       at fair value                           1,038,077       859,674     178,403    65.2      27.2      24.2      20.0

Investment securities, held to maturity:
  U.S. Treasuries and Agencies                    12,628        30,018     (17,390)   (6.3)      0.3       0.8       0.9
  States and political subdivisions               12,573        13,545        (972)   (0.4)      0.3       0.4       0.5
  Mortgage-backed securities                      10,805        17,935      (7,130)   (2.6)      0.3       0.5       0.7
  Corporate debt securities                           10            10           -       -         -         -         -
                                              --------------------------------------------------------------------------

      Total investment securities, held
       to maturity, at amortized cost             36,016        61,508     (25,492)   (9.3)      0.9       1.7       2.1

Loans held for sale                               35,708        16,481      19,227     7.0       0.9       0.5       0.5

Money market investments                          26,027        30,132      (4,105)   (1.5)      0.7       0.9       1.0
                                              --------------------------------------------------------------------------

Total earning assets                          $3,819,997    $3,546,541    $273,456   100.0%    100.0%    100.0%    100.0%
                                              ==========================================================================


TABLE B.  Loan Portfolio

                                                                    At December 31,
                          -----------------------------------------------------------------------------------------------------
                               1998                 1997                 1996                 1995                 1994
                          -----------------------------------------------------------------------------------------------------
(Dollars in thousands)    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                          -----------------------------------------------------------------------------------------------------

Commercial, financial,
 and agricultural       $  690,170   24.3%   $  566,300   21.4%   $  525,685   21.0%   $  459,250   23.6%   $  458,583   24.5%

Real estate:
  Construction and
   land development         45,704    1.6        37,778    1.4        31,629    1.3        22,579    1.2        25,616    1.4
  Commercial               615,503   21.7       563,566   21.3       531,364   21.2       398,586   20.5       386,663   20.6
  Residential            1,041,667   36.7     1,082,235   41.0     1,018,964   40.6       723,483   37.1       715,526   38.1
                        -----------------------------------------------------------------------------------------------------

      Total real estate  1,702,874   60.0     1,683,579   63.7     1,581,957   63.1     1,144,648   58.8     1,127,805   60.1

Credit card receivables     33,205    1.2        25,669    1.0        24,563    1.0        26,867    1.4        26,174    1.4
Lease receivables           79,001    2.8        76,302    2.9        70,396    2.8        47,055    2.4        33,291    1.8
Other installment          331,856   11.7       290,244   11.0       303,166   12.1       268,011   13.8       229,377   12.2
                        -----------------------------------------------------------------------------------------------------

      Total installment    444,062   15.7       392,215   14.9       398,125   15.9       341,933   17.6       288,842   15.4
                        -----------------------------------------------------------------------------------------------------

Total loans              2,837,106  100.0     2,642,094  100.0     2,505,767  100.0     1,945,831  100.0     1,875,230  100.0

Less: Allowance for
 loan losses                44,537    1.6        38,551    1.5        35,913    1.4        34,210    1.8        40,189    2.1
                        -----------------------------------------------------------------------------------------------------

Net loans               $2,792,569   98.4%   $2,603,543   98.5%   $2,469,854   98.6%   $1,911,621   98.2%   $1,835,041   97.9%
                        =====================================================================================================


TABLE C.  Maturities and Sensitivities of Loans to Changes in Interest Rates

                                                     At December 31, 1998, Maturing:
                                           ----------------------------------------------------
                                                         After 1 year
                                           In 1 year      but within       After
(In thousands)                              or less        5 years        5 years       Total
                                           ----------------------------------------------------

Commercial, financial and agricultural     $232,815        $247,830       $209,525     $690,170
Construction and land development            20,148          25,556              -       45,704
                                           ----------------------------------------------------

      Total                                $252,963        $273,386       $209,525     $735,874
                                           ====================================================

Predetermined interest rates               $107,057        $116,402       $114,528     $337,987
Floating interest rates                     145,906         156,984         94,997      397,887
                                           ----------------------------------------------------

      Total                                $252,963        $273,386       $209,525     $735,874
                                           ====================================================


TABLE D.  Securities Available for Sale and Investment Securities Held to
           Maturity

                                                                        At December 31,
                                                              ------------------------------------
(Dollars in thousands)                                           1998         1997          1996
                                                              ------------------------------------

Securities available for sale:
U.S. Treasuries and Agencies                                  $  165,683     $239,524     $140,671
States and political subdivisions                                  7,806        5,251        2,361
Mortgage-backed securities                                       711,540      464,405      416,641
Corporate debt securities                                        188,154      200,710      121,384
Equities and other securities                                     48,791       43,400       31,122
Net unrealized gain (loss)                                         5,891        5,263       (3,770)
                                                              ------------------------------------

Fair value of securities available for sale                   $1,127,865     $958,553     $708,409
                                                              ====================================

Investment securities, held to maturity:
U.S. Treasuries and Agencies                                  $    3,582     $ 29,385     $ 22,227
States and political subdivisions                                 11,443       13,555       12,117
Mortgage-backed securities                                         5,510       15,676       19,868
Corporate debt securities                                             10           10           10
                                                              ------------------------------------

Amortized cost of investment securities, held to maturity     $   20,545     $ 58,626     $ 54,222
                                                              ====================================

Fair value of investment securities, held to maturity         $   21,606     $ 59,832     $ 55,660
                                                              ====================================

Excess of fair value over recorded value                      $    1,061     $  1,206     $  1,438

Fair value as a % of amortized cost                                105.2%       102.1%       102.7%

Note: There were no holdings when taken in aggregate of any issuer(s) that exceeded 10% of shareholders' equity at December 31, 1998.

TABLE E.  Investment Portfolio Maturity Distribution and Yields

                                                     As of December 31, 1998
                                      ------------------------------------------------------
                                         Securities Available         Investment Securities
                                               For Sale                 Held to Maturity
                                      ------------------------------------------------------
(Dollars in thousands)                  Amount       Yield (FTE)     Amount      Yield (FTE)
                                      ------------------------------------------------------

U.S.Treasuries and Agencies:
  Within 1 year                       $   28,745        6.15%        $     -           -%
  1 to 5 years                            79,697        6.02           1,569        6.74
  6 to 10 years                           52,233        6.79               -           -
  Over 10 years                            5,008        6.18           2,013        7.52
                                      --------------------------------------------------
                                      $  165,683        6.29%        $ 3,582        7.18%
                                      ==================================================

State and political subdivisions:
  Within 1 year                       $      221        6.77%        $ 1,642        8.75%
  1 to 5 years                             3,827        6.72           5,420        8.81
  6 to 10 years                            3,758        7.12           3,347        8.51
  Over 10 years                                -          -            1,034        8.38
                                      --------------------------------------------------
                                      $    7,806       6.91%         $11,443        8.67%
                                      ==================================================

Mortgage-backed securities:
  Within 1 year                       $   46,398       6.23%         $    23        7.21%
  1 to 5 years                           213,604       6.18            4,461        7.47
  6 to 10 years                          115,682       6.52            1,001        9.82
  Over 10 years                          335,856       6.56               25        8.59
                                      --------------------------------------------------
                                      $  711,540       6.42%         $ 5,510        7.90%
                                      ==================================================

Other securities:
  Within 1 year                       $    6,508       5.97%         $     -           -%
  1 to 5 years                            40,799       6.36                -           -
  6 to 10 years                           32,095       6.55               10        7.00
  Over 10 years                          108,752       6.68                -           -
  No fixed maturity                       48,791       5.87                -           -
                                      --------------------------------------------------
                                      $  236,945       6.42%         $    10        7.00%
                                      ==================================================

Total securities:
  Within 1 year                       $   81,872       6.18%         $ 1,665        8.73%
  1 to 5 years                           337,927       6.17           11,450        8.00
  6 to 10 years                          203,768       6.61            4,358        8.81
  Over 10 years                          449,616       6.59            3,072        7.82
  No fixed maturity                       48,791       5.87                -           -
  Net unrealized gain                      5,891          -                -           -
                                      --------------------------------------------------
                                      $1,127,865       6.37%         $20,545        8.21%
                                      ==================================================

Note: Actual maturities may differ from contractual maturities because, in certain cases, borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

TABLE F.  Average Balances, Yields, and Net Interest Margins

                                              1998                           1997                           1996
                                  -----------------------------  -----------------------------  -----------------------------
                                              Interest  Average              Interest  Average              Interest  Average
                                   Average    Income/   Yield/    Average    Income/   Yield/    Average    Income/   Yield/
(Dollars in thousands)             Balance    Expense    Rate     Balance    Expense    Rate     Balance    Expense    Rate
                                  -------------------------------------------------------------------------------------------


Earning assets:
  Money market investments        $   26,027  $  1,438   5.53%   $   30,132  $  1,680   5.58%   $   29,663  $  1,622   5.47%
  Securities available for sale,
   at fair value (1 and 2)         1,038,077    65,898   6.40       859,674    55,292   6.42       619,390    38,810   6.22
  Loans held for sale                 35,708     2,565   7.18        16,481     1,281   7.77        14,834     1,150   7.75
  Investment securities, held
   to maturity (2)                    36,016     2,832   7.86        61,508     4,735   7.70        63,967     4,978   7.78
  Loans, net of unearned
   income and unamortized
   loan fees and costs
   (2 and 3)                       2,684,169   237,530   8.85     2,578,746   232,931   9.03     2,362,251   215,261   9.11
                                  -----------------------------------------------------------------------------------------

      Total earning assets         3,819,997   310,263   8.14     3,546,541   295,919   8.34     3,090,105   261,821   8.46

Cash and due from banks              105,642                        101,023                        113,641
Allowance for loan losses            (41,144)                       (37,282)                       (36,650)
Other assets                         178,124                        132,887                        127,570
                                  ----------                     ----------                     ----------

      Total assets                $4,062,619                     $3,743,169                     $3,294,666
                                  ==========                     ==========                     ==========

Interest-bearing liabilities:
  NOW accounts & money
   market savings                 $1,241,029    44,676   3.60    $1,028,987    35,323   3.43    $  945,578    30,115   3.18
  Regular savings                    309,341     7,968   2.58       334,796     8,805   2.63       360,660     9,560   2.65
  Time deposits $100
   thousand and greater              222,277    12,375   5.57       184,273    10,249   5.56       143,671     7,979   5.55
  Time deposits under $100
   thousand                        1,012,054    55,462   5.48     1,014,224    55,066   5.43       946,513    50,528   5.34
                                  -----------------------------------------------------------------------------------------

      Total interest-bearing
       deposits                    2,784,701   120,481   4.33     2,562,280   109,443   4.27     2,396,422    98,182   4.10
  Short-term borrowed funds          390,641    20,138   5.16       389,586    20,827   5.35       163,208     8,094   4.96
  Long-term debt                      63,776     4,039   6.33        47,139     3,065   6.50        67,206     4,213   6.27
                                  -----------------------------------------------------------------------------------------

      Total interest-bearing
       liabilities                 3,239,118   144,658   4.47     2,999,005   133,335   4.45     2,626,836   110,489   4.21
                                  -----------------------------------------------------------------------------------------

Non-interest bearing deposits        429,272                        385,540                        359,058
Other liabilities                     41,108                         35,130                         33,547
Capital securities                    30,000                         20,137                              -
Shareholders' equity                 323,121                        303,357                        275,225
                                  ----------                     ----------                     ----------
Total liabilities, capital
 securities and shareholders'
 equity                           $4,062,619                     $3,743,169                     $3,294,666
                                  ==========                     ==========                     ==========
Net interest income                           $165,605                       $162,584                       $151,332
                                              ======================================================================

Interest rate differential                               3.67%                          3.89%                          4.25%
                                                         ==================================================================

Net interest margin                                      4.34%                          4.58%                          4.89%
                                                         ==================================================================

Notes:
<F1>  For the purpose of these computations, unrealized gains/(losses) are excluded from the average rate calculation.
<F2>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal (35%) rate.
<F3>  Includes principal balances of non-accrual loans and industrial revenue bonds.

TABLE G.  Average Sources of Funding

                                                                                                    Percentage of
                                      Years Ended December 31,             Change                 Total Net Funding
                                      -------------------------     --------------------     ----------------------------
(Dollars in thousands)                   1998           1997         Amount      Percent      1998       1997       1996
                                      -----------------------------------------------------------------------------------

Non-interest bearing deposits         $  429,272     $  385,540     $ 43,732      11.3%       11.7%      11.4%      12.0%
Retail deposits:
  Regular savings                        309,341        334,796      (25,455)     (7.6)        8.4        9.9       12.1
  Time deposits under $100
   thousand                            1,012,054      1,014,224       (2,170)     (0.2)       27.6       30.0       31.7
  NOW accounts & money
    market savings                     1,241,029      1,028,987      212,042      20.6        33.8       30.4       31.7
                                      ----------------------------------------------------------------------------------
      Total retail deposits            2,562,424      2,378,007      184,417       7.8        69.8       70.3       75.5
                                      ----------------------------------------------------------------------------------
      Total core deposits              2,991,696      2,763,547      228,149       8.3        81.5       81.7       87.5
Time deposits $100 thousand
 and greater                             222,277        184,273       38,004      20.6         6.1        5.4        4.8
Federal funds purchased                    9,292          7,769        1,523      19.6         0.3        0.2        0.2
Securities sold under agreements
 to repurchase                           164,880        142,527       22,353      15.7         4.5        4.2        3.6
Borrowings from U.S. Treasury             14,987         12,570        2,417      19.2         0.4        0.4        0.3
Short-term notes from FHLB               201,482        226,720      (25,238)    (11.1)        5.4        6.7        1.3
Long-term notes from FHLB                 53,900         34,473       19,427      56.4         1.5        1.0        1.7
                                      ----------------------------------------------------------------------------------
      Total purchased liabilities        666,818        608,332       58,486       9.6        18.2       17.9       11.9
Bank term loan                             9,876         12,666       (2,790)    (22.0)        0.3        0.4        0.6
                                      ----------------------------------------------------------------------------------
      Total  funding                  $3,668,390     $3,384,545     $283,845       8.4%      100.0%     100.0%     100.0%
                                      ==================================================================================


TABLE H.  Volume and Yield Analysis

                                              1998 vs. 1997                                        1997 vs. 1996
                            -------------------------------------------------   -------------------------------------------------
                                                Increase          Due to                             Increase        Due to
(In thousands)                1998      1997    (Decrease)   Volume     Rate      1997      1996    (Decrease)  Volume     Rate
                            -----------------------------------------------------------------------------------------------------

Interest income (FTE):
  Money market investments  $  1,438  $  1,680   $  (242)   $  (227)  $   (15)  $  1,680  $  1,622   $    58    $    25  $     33
  Securities available for
   sale, at fair value        65,898    55,292    10,606     10,778      (172)    55,292    38,810    16,482     15,233     1,249
  Loans held for sale          2,565     1,281     1,284      1,381       (97)     1,281     1,150       131        128         3
  Investment securities,
   held to maturity            2,832     4,735    (1,903)    (2,001)       98      4,735     4,978      (243)      (192)      (51)
   Loans                     237,530   232,931     4,599      9,241    (4,642)   232,931   215,261    17,670     19,560    (1,890)
                            ----------------------------                        ----------------------------

      Total interest income  310,263   295,919    14,344     21,440    (7,096)   295,919   261,821    34,098     37,812    (3,714)
                            ----------------------------                        ----------------------------

Interest expense:
  NOW accounts & money
   market savings             44,676    35,323     9,353      7,604     1,749     35,323    30,115     5,208      2,844     2,364
  Regular savings              7,968     8,805      (837)      (670)     (167)     8,805     9,560      (755)      (683)      (72)
  Time deposits $100
    thousand and greater      12,375    10,249     2,126      2,108        18     10,249     7,979     2,270      2,256        14
  Time deposits under
   $100 thousand              55,462    55,066       396       (111)      507     55,066    50,528     4,538      3,686       852
  Short-term borrowed funds   20,138    20,827      (689)        51      (740)    20,827     8,094    12,733     12,096       637
  Long-term debt               4,039     3,065       974      1,054       (80)     3,065     4,213    (1,148)    (1,303)      155
                            ----------------------------                        ----------------------------

      Total interest
       expense               144,658   133,335    11,323     10,723       600    133,335   110,489    22,846     16,542     6,304
                            -----------------------------------------------------------------------------------------------------

Net interest income (FTE)   $165,605  $162,584   $ 3,021    $10,717   $(7,696)  $162,584  $151,332   $11,252    $21,270  $(10,018)
                            =====================================================================================================

Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.


TABLE I.  Non-Performing Assets

                                                                     As of December 31,
                                                   -------------------------------------------------------
(Dollars in thousands)                              1998        1997        1996        1995        1994
                                                   -------------------------------------------------------

Loans on non-accrual status:
  Commercial, financial and agricultural           $ 3,816     $ 6,636     $ 6,646     $ 4,839     $16,024
  Real estate:
    Construction and land development                   19           -          39         103         730
    Commercial                                       2,518       2,645       4,443       3,993       8,873
    Residential                                      6,153       8,719       9,470       7,959       6,280
  Other installment                                     23         176         187          46           -
                                                   -------------------------------------------------------

      Total non-accrual                             12,529      18,176      20,785      16,940      31,907

Restructured loans:
  Real estate:
    Commercial                                       5,940           -         849         426       2,916
    Residential                                         32          36          39          85          69
  Other installment                                      5           6          10          55         141
                                                   -------------------------------------------------------

      Total restructured                             5,977          42         898         566       3,126

Past-due 90 days or more and still accruing:
  Commercial, financial and agricultural             1,216         494         214         474       1,107
  Real estate:
    Commercial                                          62         125           -          64         270
    Residential                                         36         721       1,034         887       1,638
  Credit card receivables                              185         119         111         105         118
  Lease receivables                                    177         151          48          28           -
  Other installment                                    812         652       1,217         819         648
                                                   -------------------------------------------------------

      Total past-due 90 days or more and still
       accruing                                      2,488       2,262       2,624       2,377       3,781
                                                   -------------------------------------------------------

Total non-performing loans                          20,994      20,480      24,307      19,883      38,814
                                                   -------------------------------------------------------

Other real estate owned                              3,324       2,141       2,397       4,953      10,894
Non-real estate and repossessed assets                  11         654         218          76         178
                                                   -------------------------------------------------------

Total foreclosed and repossessed assets (F/RA)       3,335       2,795       2,615       5,029      11,072
                                                   -------------------------------------------------------

Total non-performing assets                        $24,329     $23,275     $26,922     $24,912     $49,886
                                                   =======================================================

Allowance for loan losses                          $44,537     $38,551     $35,913     $34,210     $40,189
ALL coverage of non-performing loans                212.14%     188.24%     147.75%     172.06%     103.54%
Non-performing assets as a % of (loans & F/RA)        0.86        0.88        1.07        1.28        2.64
Non-performing assets to total assets                 0.55        0.59        0.76        0.90        1.84

Note: Installment loans are generally charged off at 120 days past due.


TABLE J.  Summary of Loan Loss Experience

                                                                              Years Ended December 31,
                                                       ----------------------------------------------------------------------
(Dollars in thousands)                                    1998           1997           1996           1995           1994
                                                       ----------------------------------------------------------------------

Loans outstanding-end of year                          $2,837,106     $2,642,094     $2,505,767     $1,945,831     $1,875,230
Average loans outstanding                               2,684,169      2,578,746      2,362,251      1,910,737      1,770,178

Allowance for loan losses at beginning of year             38,551         35,913         34,210         40,189         40,117

Allowance related to purchase acquisitions                  2,200              -          1,650              -          1,608

Loans charged off:
  Commercial, financial and agricultural                   (2,318)        (1,803)        (1,654)        (9,852)        (4,816)
  Real estate:
    Construction and land development                           -              -            (73)          (357)           (97)
    Commercial                                               (209)          (669)        (2,122)        (2,287)        (4,239)
    Residential                                            (1,916)        (2,238)        (1,961)        (2,060)        (1,724)
                                                       ----------------------------------------------------------------------

      Total real estate                                    (2,125)        (2,907)        (4,156)        (4,704)        (6,060)

  Credit card receivables                                    (878)          (691)          (788)          (576)          (479)
  Lease receivables                                        (1,646)        (1,510)          (867)          (410)          (255)
  Other installment                                        (4,763)        (5,453)        (4,575)        (3,157)        (2,891)
                                                       ----------------------------------------------------------------------
      Total installment                                    (7,287)        (7,654)        (6,230)        (4,143)        (3,625)

      Total loans charged off                             (11,730)       (12,364)       (12,040)       (18,699)       (14,501)

Recoveries on loans previously charged off:
  Commercial, financial and agricultural                    1,673          1,325          1,008          2,478          3,734
  Real estate:
    Construction and land development                          15             87             60            540            227
    Commercial                                                542            638          1,039          1,430          1,419
    Residential                                               829            636            681            318            393
                                                       ----------------------------------------------------------------------

      Total real estate                                     1,386          1,361          1,780          2,288          2,039

  Credit card receivables                                     111            125            144            162            123
  Lease receivables                                         1,190            970            695            277            155
  Other installment                                         1,811          1,849          1,426          1,340          1,493
                                                       ----------------------------------------------------------------------
      Total installment                                     3,112          2,944          2,265          1,779          1,771

      Total recoveries on loans                             6,171          5,630          5,053          6,545          7,544
                                                       ----------------------------------------------------------------------

      Loans charged off, net of recoveries                 (5,559)        (6,734)        (6,987)       (12,154)        (6,957)
                                                       ----------------------------------------------------------------------

Provision for loan losses                                   9,345          9,372          7,040          6,175          5,421
                                                       ----------------------------------------------------------------------

Allowance for loan losses at end of year               $   44,537     $   38,551     $   35,913     $   34,210     $   40,189
                                                       ======================================================================

Loans charged off, net, as a % of average total
 loans                                                       0.21%          0.26%          0.30%          0.64%          0.39%
Provision for loan losses as a % of average total
 loans                                                       0.35           0.36           0.30           0.32           0.31
Allowance for loan losses as a % of year-end total
 loans                                                       1.57           1.46           1.43           1.76           2.14


TABLE K.  Allocation of the Allowance for Loan Losses

                                                                        At December 31,
                              ----------------------------------------------------------------------------------------------------
                                    1998                 1997                 1996                 1995                 1994
                              ----------------------------------------------------------------------------------------------------
                                         % of                 % of                 % of                 % of                 % of
(Dollars in thousands)        Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
                              ----------------------------------------------------------------------------------------------------

Commercial and commercial
 real estate                  $28,491    2.1%      $23,636    2.0%      $23,455    2.2%      $22,426    2.5%      $26,123    3.0%
Residential real estate         7,413    0.7         6,984    0.6         6,868    0.7         6,859    0.9         8,038    1.1
Installment                     8,633    1.9         7,931    2.0         5,590    1.4         4,925    1.4         6,028    2.1
                              --------------------------------------------------------------------------------------------------
      Total allowance for
       loan losses            $44,537    1.6%      $38,551    1.5%      $35,913    1.4%      $34,210    1.8%      $40,189    2.1%
                              ==================================================================================================


TABLE L. Interest Rate Risk

                                                       Percentage Change in Net Interest Income from Flat Rate Scenario
                                             ------------------------------------------------------------------------------------
                                                       Year 1                       Year 2                  Total 24 Months
                                             ------------------------------------------------------------------------------------
                                             Rising Rate   Falling Rate   Rising Rate   Falling Rate   Rising Rate   Falling Rate
                                              Scenario       Scenario      Scenario       Scenario      Scenario       Scenario
                                             ------------------------------------------------------------------------------------

Investment securities held to maturity,
 securities available for sale, and money
 market investments                             1.84%         -2.21%         8.00%        -10.53%         4.94%         -6.40%
Total loans *                                   4.44%         -4.23%        13.85%        -13.00%         9.23%         -8.70%

      Total interest income                     3.84%         -3.77%        12.52%        -12.44%         8.25%         -8.17%

Interest-bearing transaction accounts          18.54%        -12.13%        37.66%        -22.70%        28.30%        -17.53%
Time deposits                                   5.50%         -4.50%        24.55%        -13.85%        14.97%         -9.15%

      Total interest-bearing deposits          11.46%         -7.99%        30.72%        -18.01%        21.15%        -13.03%

Short-term borrowed funds                      21.57%        -21.24%        46.52%        -45.44%        34.48%        -33.76%
Long-term debt                                  0.02%         -0.02%         0.38%         -0.38%         0.20%         -0.20%
      Total borrowings                         16.49%        -16.24%        36.40%        -35.53%        26.69%        -26.12%

      Total interest expense                   12.13%         -9.08%        31.50%        -20.41%        21.90%        -14.80%

    Net interest income                        -2.96%          0.60%        -2.66%         -6.06%        -2.81%         -2.80%

<F*>  Includes the effect of the interst rate swaps, corridors and floors, which have notional amounts of $50.0 million, $50.0 million and $295.0 million, respectively, at December 31, 1998.

Note:   Flat rate scenario:     A flat rate scenario in which today's
                                prevailing rates are locked in and the
                                only balance sheet fluctuations that occur
                                are due to cash flows, maturities, new
                                volumes, and repricing volumes consistent
                                with this flat rate scenario.
        Rising rate scenario:   This scenario is a 200 basis point rise in
                                rates over a twelve month horizon together with a dynamic balance sheet.
        Falling rate scenario:  This scenario is a 200 basis point decline in rates over a twelve month period together with a dynamic balance sheet.


TABLE M.  Rate of Internal Capital Generation

                                            1998       1997       1996       1995       1994
                                           --------------------------------------------------

Return on average total assets              0.71%      1.12%      1.08%      1.13%      0.91%
Return on average shareholders' equity      8.95      13.78      12.97      13.67      11.47
Average equity to average assets            7.95       8.10       8.35       8.25       7.96
Dividend payout                            52.12      33.33      33.07      27.27      18.53
Earnings retention rate                    47.88      66.67      66.93      72.73      81.47
Internal capital generation rate            4.29       9.19       8.68       9.94       9.34

Note: All average equity and average asset amounts include the effect of the fair market value adjustment on securities available for sale.


TABLE N.  Consolidated Capital Ratios

                                                                                      At December 31,
                                                                          ----------------------------------------
(Dollars in thousands)                                                       1998           1997           1996
                                                                          ----------------------------------------

Total risk-adjusted on-balance sheet assets(1)(3)                         $2,880,854     $2,636,170     $2,387,504
Total risk-adjusted off-balance sheet items                                  174,890        140,813        135,688
                                                                          ----------------------------------------

Total risk-adjusted assets                                                $3,055,744     $2,776,983     $2,523,192
                                                                          ========================================

Total risk-adjusted assets / average total  assets, net of fair value
 adjustments and goodwill(1)(3)                                                73.49%         72.41%         73.81%
Total shareholders' equity                                                $  321,262     $  318,128     $  292,176
Fair value adjustments(1)                                                     (3,759)        (3,318)         2,453
Guaranteed preferred benefical interests in Corporation's junior
 subordinated debentures                                                      30,000         30,000              -
Minority interest                                                                144            144            144
Goodwill                                                                     (80,224)       (31,119)       (36,405)
Other intangibles(3)                                                             (74)             -              -
                                                                          ----------------------------------------

Total Tier I capital                                                         267,349        313,835        258,368
Maximum allowance for loan losses(2)                                          38,197         34,712         31,540
                                                                          ----------------------------------------

Total capital                                                             $  305,546     $  348,547     $  289,908
                                                                          ========================================

Quarterly average total assets, net of fair value adjustments
 and goodwill(1)(3)                                                       $4,158,082     $3,835,310     $3,418,364
Allowance for loan losses                                                     44,537         38,551         35,913

Total capital to total risk-adjusted assets                                    10.00%         12.55%         11.49%
Tier I capital to total risk-adjusted assets                                    8.75          11.30          10.24
Tier I capital to total quarterly average adjusted assets (Leverage)            6.43           8.18           7.56

Notes:
<F1>  The market valuation relating to securities available for sale included in shareholders' equity and total assets on consolidated balance sheets has been excluded from the above ratios.
<F2>  The maximum allowance for loan losses that may be included in total capital is the period-end allowance for loan losses or 1.25% of risk-adjusted assets prior to the allowance limitation, whichever is lower.
<F3>  Mortgage servicing assets, included in total assets on the consolidated balance sheet, that exceed 90% of fair market value of these assets, if any, have been excluded from the above ratios.

Five Year Selected Financial Data

                                                                                 Years Ended December 31,
                                                              ---------------------------------------------------------------
(Dollars in thousands, except share and per share data)          1998         1997         1996         1995         1994
                                                              ---------------------------------------------------------------
Statement of Income:
  Interest and dividend income                                $   308,701  $   294,757  $   260,541  $   219,795  $   185,390
  Interest expense                                                144,658      133,335      110,489       95,552       71,282
                                                              ---------------------------------------------------------------
    Net interest income                                           164,043      161,422      150,052      124,243      114,108
  Provision for loan losses                                         9,345        9,372        7,040        6,175        5,421
                                                              ---------------------------------------------------------------
    Net interest income after provision for loan losses           154,698      152,050      143,012      118,068      108,687
                                                              ---------------------------------------------------------------
  Other operating income:
    Income from trust and investment management fees               12,838       11,223       10,217        9,639        9,617
    Service charges on deposit accounts                            11,657       10,725        9,370        7,872        7,684
    Mortgage banking income                                         5,492        4,667        4,561        3,375        4,482
    Card product income                                             2,227        3,166        3,029        2,789        3,497
    ATM income                                                      2,258        1,369        1,031          959          919
    Net securities transactions                                       519          266           25         (546)      (2,327)
    Bank-owned life insurance                                       2,229           77            -            -            -
    Gain on sale of merchant processing                                 -        2,432            -            -            -
    Other income                                                    4,253        3,931        3,457        3,046        3,615
                                                              ---------------------------------------------------------------
      Total other operating income                                 41,473       37,856       31,690       27,134       27,487
  Other operating expenses:
    Compensation & employee benefits                               65,545       62,994       59,830       50,614       47,764
    Net occupancy, equipment & software                            19,218       19,657       17,677       14,875       14,452
    Data processing                                                 6,889        7,232        7,005        6,721        7,119
    FDIC deposit insurance and other regulatory                     1,139        1,084          650        3,307        5,576
    OREO and repossession                                           1,068        1,448          385        1,301        2,592
    Amortization of goodwill                                        5,743        5,286        4,715          695          199
    Capital securities                                              3,156        2,104            -            -            -
    Merger and acquisition related expenses                        21,968            -        1,583            -            -
    Other income                                                   28,010       28,124       29,498       25,676       25,754
                                                              ---------------------------------------------------------------
      Total other operating expenses                              152,736      127,929      121,343      103,189      103,456
                                                              ---------------------------------------------------------------
  Income before income tax expense and cumulative effect
   of change in accounting                                         43,435       61,977       53,359       42,013       32,718
  Income tax expense                                               14,515       20,161       17,656       11,260        9,550
                                                              ---------------------------------------------------------------
  Income before cumulative effect of change in accounting          28,920       41,816       35,703       30,753       23,168
  Cumulative effect of change in accounting                             -            -            -            -          138
                                                              ---------------------------------------------------------------
  Net income                                                  $    28,920  $    41,816  $    35,703  $    30,753  $    23,306
                                                              ===============================================================
Average Balances:
  Loans                                                       $ 2,684,169  $ 2,578,746  $ 2,362,251  $ 1,910,737  $ 1,770,178
  Loans held for sale                                              35,708       16,481       14,834       12,985       15,432
  Securities available for sale                                 1,038,077      859,674      619,390      311,972      391,930
  Investment securities, held to maturity                          36,016       61,508       63,967      307,740      207,624
  Money market investments                                         26,027       30,132       29,663       32,955       19,259
                                                              ---------------------------------------------------------------
      Total earning assets                                      3,819,997    3,546,541    3,090,105    2,576,389    2,404,423
  Other assets                                                    242,622      196,628      204,561      150,106      148,966
                                                              ---------------------------------------------------------------
      Total assets                                            $ 4,062,619  $ 3,743,169  $ 3,294,666  $ 2,726,495  $ 2,553,389
                                                              ===============================================================
  Non interest-bearing deposits                               $   429,272  $   385,540  $   359,058  $   287,556  $   282,511
  Interest-bearing deposits                                     2,784,701    2,562,280    2,396,422    1,905,576    1,764,414
                                                              ---------------------------------------------------------------
      Total deposits                                            3,213,973    2,947,820    2,755,480    2,193,132    2,046,925
  Short-term borrowed funds                                       390,641      389,586      163,208      172,230      151,471
  Long-term debt                                                   63,776       47,139       67,206      107,077      124,393
  Other liabilities                                                41,108       35,130       33,547       29,119       27,357
  Guaranteed preferred beneficial interests in Corporation's
   junior subordinated debentures                                  30,000       20,137            -            -            -
  Shareholders' equity                                            323,121      303,357      275,225      224,937      203,243
                                                              ---------------------------------------------------------------
      Total liabilities, guaranteed preferred beneficial
       interests in Corporation's subordinated debentures
       and shareholders' equity                               $ 4,062,619  $ 3,743,169  $ 3,294,666  $ 2,726,495  $ 2,553,389
                                                              ===============================================================
Credit Quality Information:
  Loans charged off, net of recoveries                        $     5,559  $     6,734  $     6,987  $    12,154  $     6,957
  Non-performing assets, p.e.                                      24,329       23,275       26,922       24,912       49,886
Share and Per Share Data:
  Basic wtd. avg. number of shares outstanding                 23,277,560   23,705,320   23,626,266   22,033,130   22,072,038
  Basic earnings per share (Basic EPS)                        $      1.24  $      1.76  $      1.51  $      1.40  $      1.06
  Diluted wtd. avg. number of shares outstanding               23,669,540   24,042,800   23,860,882   22,177,558   22,152,288
  Diluted earnings per share (Diluted EPS)                    $      1.22  $      1.74  $      1.50  $      1.39  $      1.05
  Tangible book value                                               10.40        12.21        10.72        10.62         9.00
Key Ratios:
  Return on average assets                                           0.71%        1.12%        1.08%        1.13%        0.91%
  Return on average shareholders' equity                             8.95        13.78        12.97        13.67        11.47
  Net interest margin, fte                                           4.34         4.58         4.89         4.87         4.80
  Efficiency ratio                                                  59.78        61.65        62.21        65.85        69.07
  As a % of risk-adjusted assets, p.e.:
    Total capital                                                   10.00        12.55        11.49        13.31        12.75
    Tier 1 capital                                                   8.75        11.30        10.24        12.05        11.49
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)                             6.43         8.18         7.56         8.51         7.72
  Tangible shareholders' equity, to tangible assets, p.e.            5.58         7.36         7.32         8.44         7.39

Note: All share and per share data has been restated to give retroactive effect to stock splits.


Summary of Quarterly Financial Information

                                                                                 1998
(In thousands, except share                     ----------------------------------------------------------------------
 and per share data)                               Year            Q4             Q3             Q2             Q1

Statement of Income:
  Interest and dividend income                  $  308,701     $   78,656     $   77,216     $   77,075     $   75,754
  Interest expense                                 144,658         36,106         36,695         36,368         35,489
                                                ----------------------------------------------------------------------
      Net interest income                          164,043         42,550         40,521         40,707         40,265
  Provision for loan losses                          9,345          2,335          2,335          2,335          2,340
                                                ----------------------------------------------------------------------
      Net interest income after
       provision for loan losses                   154,698         40,215         38,186         38,372         37,925
                                                ----------------------------------------------------------------------
  Other operating income:
    Income from trust and invest-
     ment management fees                           12,838          3,791          2,946          3,139          2,962
    Service charges on deposit accounts             11,657          2,969          2,861          2,948          2,879
    Mortgage banking income                          5,492          1,391          1,812          1,195          1,094
    Card product income                              2,227            686            569            542            430
    ATM income                                       2,258            635            618            523            482
    Net securities transactions                        519            526            319            103           (429)
    Bank-owned life insurance                        2,229            569            567            553            540
    Gain on sale of merchant processing                  -              -              -              -              -
    All other                                        4,253          1,079          1,149          1,105            920
                                                ----------------------------------------------------------------------
      Total other operating income                  41,473         11,646         10,841         10,108          8,878
  Other operating expenses:
    Compensation & employee benefits                65,545         17,554         15,705         16,073         16,213
    Net occupancy, equipment &
     software                                       19,218          4,852          4,697          4,732          4,937
    Data processing                                  6,889          1,472          1,756          1,926          1,735
    FDIC deposit insurance and other
     regulatory                                      1,139            292            284            283            280
    OREO and repossession                            1,068            331            239            142            356
    Amortization of goodwill                         5,743          1,779          1,321          1,321          1,322
    Capital securities                               3,156            789            789            789            789
    Merger and acquisition related
     expenses                                       21,968         21,968              -              -              -
    All other                                       28,010          7,507          6,702          6,931          6,870
                                                ----------------------------------------------------------------------
      Total other operating expenses               152,736         56,544         31,493         32,197         32,502
                                                ----------------------------------------------------------------------
Income before income tax expense (benefit)          43,435         (4,683)        17,534         16,283         14,301
Income tax expense (benefit)                        14,515           (321)         5,416          5,019          4,401
                                                ----------------------------------------------------------------------
Net income (loss)                               $   28,920     $   (4,362)    $   12,118     $   11,264     $    9,900
                                                ======================================================================

Average Balances:
  Loans                                         $2,684,169     $2,755,824     $2,675,888     $2,661,474     $2,642,333
  Loans held for sale                               35,708         36,490         34,435         41,921         29,926
  Securities available for sale                  1,038,077      1,123,294      1,041,605      1,016,664        969,011
  Investment securities held to maturity            36,016         22,965         26,046         38,580         56,958
  Money market investments                          26,027         22,376         40,415         26,110         14,968
                                                ----------------------------------------------------------------------
      Total earning assets                       3,819,997      3,960,949      3,818,389      3,784,749      3,713,196
  Other assets                                     242,622        281,190        233,103        231,505        223,890
                                                ----------------------------------------------------------------------
      Total assets                              $4,062,619     $4,242,139     $4,051,492     $4,016,254     $3,937,086
                                                ======================================================================
  Non interest-bearing deposits                 $  429,272     $  477,977     $  431,872     $  410,469     $  394,254
  Interest-bearing deposits                      2,784,701      2,957,813      2,767,727      2,736,741      2,673,588
                                                ----------------------------------------------------------------------
      Total deposits                             3,213,973      3,435,790      3,199,599      3,147,210      3,067,842
  Short-term borrowed funds                        390,641        320,459        382,313        424,048        438,700
  Long-term debt                                    63,776         74,634         74,534         59,459         46,044
  Other liabilities                                 41,108         43,466         41,825         40,374         38,710
  Guaranteed preferred beneficial interests
   in Corporation's junior subordinated
   debentures                                       30,000         30,000         30,000         30,000         30,000
  Shareholders' equity                             323,121        337,790        323,221        315,163        315,790
                                                ----------------------------------------------------------------------
      Total liabilities, guaranteed
       preferred beneficial interests in
       Corporation's junior
       subordinated debentures and
       shareholders' equity                     $4,062,619     $4,242,139     $4,051,492     $4,016,254     $3,937,086
                                                ======================================================================
Loans charged off, net of recoveries            $    5,559     $    1,743     $    1,160     $    1,654     $    1,002
Non-performing assets, p.e.                         24,329         24,329         25,694         20,110         22,773

Share and Per Share Data:
  Basic wtd. avg. number of shares
   outstanding                                  23,277,560     23,203,566     23,226,319     23,258,549     23,430,477
  Basic earnings per share (Basic EPS)          $     1.24     $    (0.19)    $     0.52     $     0.48     $     0.42
  Diluted wtd. avg. number of shares
   outstanding                                  23,669,540     23,552,615     23,613,000     23,685,137     23,835,238
  Diluted earnings per share
  (Diluted EPS)                                 $     1.22     $    (0.19)    $     0.51     $     0.48     $     0.42
  Tangible book value                                10.40          10.40          13.26          12.61          12.30
  Cash dividends declared                             0.64          0.160          0.160          0.160          0.160
  Closing price at period end                        37.63          37.63          29.25          37.00          36.50
Key Ratios:
  Return on average assets                            0.71%         (0.41)%         1.19%          1.12%          1.02%
  Return on average shareholders' equity              8.95          (5.12)         14.87          14.34          12.71
  Net interest margin, fte                            4.34           4.31           4.26           4.36           4.44
  Efficiency ratio                                   59.78          59.71          57.83          59.81          61.37
  Expense ratio                                       2.07           2.03           1.90           2.08           2.23
  As a % of risk-adjusted assets, p.e.
    Total capital                                    10.00          10.00          12.67          12.39          12.33
    Tier 1 capital                                    8.75           8.75          11.42          11.14          11.08
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)              6.43           6.43           8.13           7.97           8.00
  Tangible shareholders' equity, to
   tangible assets, p.e.                              5.58           5.58           7.60           7.24           7.20


                                                                                 1997
(In thousands, except share                     ----------------------------------------------------------------------
 and per share data)                               Year            Q4             Q3             Q2             Q1

Statement of Income:
  Interest and dividend income                  $  294,757     $   76,444     $   75,762     $   73,307     $   69,244
  Interest expense                                 133,335         35,200         34,789         33,005         30,341
                                                ----------------------------------------------------------------------
      Net interest income                          161,422         41,244         40,973         40,302         38,903
  Provision for loan losses                          9,372          2,486          2,390          2,386          2,110
                                                ----------------------------------------------------------------------
      Net interest income after
       provision for loan losses                   152,050         38,758         38,583         37,916         36,793
                                                ----------------------------------------------------------------------
  Other operating income:
    Income from trust and invest-
     ment management fees                           11,223          2,890          2,933          2,721          2,679
    Service charges on deposit accounts             10,725          2,904          2,667          2,666          2,488
    Mortgage banking income                          4,667          1,010          1,902            824            931
    Card product income                              3,166            837            788            821            720
    ATM income                                       1,369            460            370            281            258
    Net securities transactions                        266             71            163             14             18
    Bank-owned life insurance                           77             77              -              -              -
    Gain on sale of merchant processing              2,432          2,432              -              -              -
    All other                                        3,931          1,106            861            805          1,159
                                                ----------------------------------------------------------------------
      Total other operating income                  37,856         11,787          9,684          8,132          8,253
  Other operating expenses:
    Compensation & employee benefits                62,994         16,061         16,174         15,425         15,334
    Net occupancy, equipment &
     software                                       19,657          5,067          4,932          4,789          4,869
    Data processing                                  7,232          1,878          1,804          1,788          1,762
    FDIC deposit insurance and other
     regulatory                                      1,084            290            269            266            259
    OREO and repossession                            1,448            441            333            443            231
    Amortization of goodwill                         5,286          1,322          1,322          1,321          1,321
    Capital securities                               2,104            789            789            526              -
    Merger and acquisition related
     expenses                                            -              -              -              -              -
    All other                                       28,124          7,075          7,151          7,080          6,818
                                                ----------------------------------------------------------------------
      Total other operating expenses               127,929         32,923         32,774         31,638         30,594
                                                ----------------------------------------------------------------------
  Income before income tax expense (benefit)        61,977         17,622         15,493         14,410         14,452
  Income tax expense (benefit)                      20,161          5,774          5,018          4,649          4,720
                                                ----------------------------------------------------------------------
  Net income (loss)                             $   41,816     $   11,848     $   10,475     $    9,761     $    9,732
                                                ======================================================================

Average Balances:
  Loans                                         $2,578,746     $2,621,516     $2,598,368     $2,571,322     $2,522,407
  Loans held for sale                               16,481         19,707         20,957         12,730         12,400
  Securities available for sale                    859,674        951,598        930,643        835,424        717,682
  Investment securities held to maturity            61,508         61,505         66,828         63,895         53,661
  Money market investments                          30,132         20,785         24,359         40,290         35,305
                                                ----------------------------------------------------------------------
      Total earning assets                       3,546,541      3,675,111      3,641,155      3,523,661      3,341,455
  Other assets                                     196,628        194,636        191,801        192,985        206,894
                                                ----------------------------------------------------------------------
      Total assets                              $3,743,169     $3,869,747     $3,832,956     $3,716,646     $3,548,349
                                                ======================================================================
  Non interest-bearing deposits                 $  385,540     $  404,834     $  397,471     $  373,497     $  365,104
  Interest-bearing deposits                      2,562,280      2,619,986      2,579,460      2,546,910      2,501,271
                                                ----------------------------------------------------------------------
      Total deposits                             2,947,820      3,024,820      2,976,931      2,920,407      2,866,375
  Short-term borrowed funds                        389,586        421,396        436,679        396,009        303,129
  Long-term debt                                    47,139         43,310         45,996         48,473         50,872
  Other liabilities                                 35,130         34,956         33,991         35,956         35,639
  Guaranteed preferred beneficial interests
   in Corporation's junior subordinated
   debentures                                       20,137         30,000         30,000         20,110              -
  Shareholders' equity                             303,357        315,265        309,359        295,691        292,334
                                                ----------------------------------------------------------------------
      Total liabilities, guaranteed
       preferred beneficial interests in
       Corporation's junior
       subordinated debentures and
       shareholders' equity                     $3,743,169     $3,869,747     $3,832,956     $3,716,646     $3,548,349
                                                ======================================================================
Loans charged off, net of recoveries            $    6,734     $    1,760     $    1,338     $    2,024     $    1,612
Non-performing assets, p.e.                         23,275         23,275         26,932         24,078         27,937

Share and Per Share Data:
  Basic wtd. avg. number of shares
   outstanding                                  23,705,320     23,677,296     23,754,913     23,662,846     23,728,390
  Basic earnings per share (Basic EPS)          $     1.76     $     0.50     $     0.44     $     0.41     $     0.41
  Diluted wtd. avg. number of shares
   outstanding                                  24,042,800     24,079,118     24,101,642     23,961,171     24,027,135
  Diluted earnings per share
  (Diluted EPS)                                 $     1.74     $     0.49     $     0.42     $     0.41     $     0.42
  Tangible book value                                12.21          12.21          11.96          11.35          10.84
  Cash dividends declared                             0.58          0.145          0.145          0.145          0.145
  Closing price at period end                        32.13          32.13          27.32          23.13          20.25
Key Ratios:
  Return on average assets                            1.12%          1.21%          1.08%          1.05%          1.11%
  Return on average shareholders' equity             13.78          14.91          13.43          13.24          13.50
  Net interest margin, fte                            4.58           4.49           4.49           4.60           4.74
  Efficiency ratio                                   61.65          61.93          62.35          61.34          61.44
  Expense ratio                                       2.39           2.30           2.36           2.41           2.54
  As a % of risk-adjusted assets, p.e.
    Total capital                                    12.55          12.55          12.76          12.53          11.55
    Tier 1 capital                                   11.30          11.30          11.51          11.28          10.30
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)              8.18           8.18           8.19           8.18           7.52
  Tangible shareholders' equity, to
   tangible assets, p.e.                              7.36           7.36           7.40           7.09           7.22

Note: All share and per share data has been restated to give retroactive effect to stock splits.

Management's Statement of Responsibility

      The consolidated financial statements and related information in the 1998 Annual Report were prepared in conformity with generally accepted accounting principles. Management is responsible for the integrity and objectivity of the consolidated financial statements and related information. Accordingly, it maintains an extensive system of internal controls and accounting policies and procedures to provide reasonable assurance of the accountability and safeguarding of Company assets and of the accuracy of financial information. These procedures include management evaluations of asset quality and the impact of economic events, organizational arrangements that provide an appropriate division of responsibility, and a program of internal audits to evaluate independently the adequacy and application of financial and operating controls and compliance with Company policies and procedures.

      The responsibility of the Company's independent public accountants, KPMG LLP, is limited to an expression of their opinion as to the fairness of the consolidated financial statements presented in all material respects. Their opinion is based on an audit conducted in accordance with generally accepted auditing standards as described in the second paragraph of their report.

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

William H. Chadwick
President & Chief Executive Officer

Thomas J. Pruitt
Executive Vice President & Chief Financial Officer

Neal E. Robinson
Senior Vice President & Treasurer


Independent Auditors' Report

The Shareholders Banknorth Group, Inc.

      We have audited the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banknorth Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                       /s/ KPMG LLP

Albany, New York
January 22, 1999

Consolidated Statements of Income


                                                               Years Ended December 31,
                                                           --------------------------------
(Dollars in thousands, except per share data)                1998        1997        1996
                                                           --------------------------------

Interest and dividend income:
  Interest and fees on loans                               $238,953    $233,414    $215,528
  Interest on money market investments                        1,438       1,680       1,622
  Interest on securities available for sale                  65,755      55,216      38,796
  Interest on investment securities held to maturity          2,555       4,447       4,595
                                                           --------------------------------
      Total interest and dividend income                    308,701     294,757     260,541

Interest expense:
  Deposits                                                  120,481     109,443      98,182
  Short-term borrowed funds                                  20,138      20,827       8,094
  Long-term debt                                              4,039       3,065       4,213
                                                           --------------------------------
      Total interest expense                                144,658     133,335     110,489
                                                           --------------------------------

Net interest income                                         164,043     161,422     150,052
  Less: provision for loan losses                             9,345       9,372       7,040
                                                           --------------------------------

Net interest income after provision for loan losses         154,698     152,050     143,012
                                                           --------------------------------

Other operating income:
  Income from trust and investment management fees           12,838      11,223      10,217
  Service charges on deposit accounts                        11,657      10,725       9,370
  Mortgage banking income                                     5,492       4,667       4,561
  Card product income                                         2,227       3,166       3,029
  ATM income                                                  2,258       1,369       1,031
  Net securities transactions                                   519         266          25
  Bank-owned life insurance                                   2,229          77           -
  Gain on sale of merchant processing                             -       2,432           -
  Other income                                                4,253       3,931       3,457
                                                           --------------------------------
      Total other operating income                           41,473      37,856      31,690

Other operating expenses:
  Compensation                                               53,068      50,642      47,144
  Employee benefits                                          12,477      12,352      12,686
  Net occupancy                                               9,826      10,259       9,176
  Equipment and software                                      9,392       9,398       8,501
  Data processing                                             6,889       7,232       7,005
  FDIC deposit insurance and other regulatory                 1,139       1,084         650
  Other real estate owned and repossession                    1,068       1,448         385
  Legal and professional                                      5,145       4,937       4,409
  Printing and supplies                                       3,071       3,223       3,513
  Advertising and marketing                                   3,870       3,428       3,538
  Communications                                              2,963       2,905       2,792
  Amortization of goodwill                                    5,743       5,286       4,715
  Capital securities                                          3,156       2,104           -
  Merger and acquisition related expenses                    21,968           -       1,583
  Other expenses                                             12,961      13,631      15,246
                                                           --------------------------------
      Total other operating expenses                        152,736     127,929     121,343
                                                           --------------------------------

Income before income tax expense                             43,435      61,977      53,359
Income tax expense                                           14,515      20,161      17,656
                                                           --------------------------------

Net income                                                 $ 28,920    $ 41,816    $ 35,703
                                                           ================================

Basic earnings per share                                   $   1.24    $   1.76    $   1.51
                                                           ================================
Basic wtd. avg. number of shares                             23,278      23,705      23,626
                                                           ================================

Diluted earnings per share                                 $   1.22    $   1.74    $   1.50
                                                           ================================
Diluted wtd. avg. number of shares                           23,670      24,043      23,861
                                                           ================================


All share and per share data has been restated to give retroactive effect to stock splits.

See accompanying notes to consolidated financial statements.



Consolidated Balance Sheets

                                                                At December 31,
                                                           ------------------------
(In thousands, except share and per share data)               1998          1997
                                                           ------------------------

Assets
  Cash and due from banks                                  $  164,826    $  112,297
  Money market investments                                      4,900            71
                                                           ------------------------
    Cash and cash equivalents                                 169,726       112,368
                                                           ------------------------

  Securities available for sale, at fair value              1,127,865       958,553
  Loans held for sale                                          42,996        24,958
  Investment securities, held to maturity                      20,545        58,626
  (Fair value of $21,606 at December 31, 1998
   and $59,832 at December 31, 1997)
  Loans                                                     2,837,106     2,642,094
  Less: allowance for loan losses                              44,537        38,551
                                                           ------------------------
    Net loans                                               2,792,569     2,603,543
                                                           ------------------------
  Accrued interest receivable                                  21,244        23,277
  Premises, equipment and software, net                        50,936        45,754
  Other real estate owned and repossessed assets                3,335         2,795
  Goodwill, net                                                80,224        31,119
  Capitalized mortgage servicing rights                         5,351         4,650
  Bank-owned life insurance                                    42,306        40,077
  Other assets                                                 45,784        25,241
                                                           ------------------------
      Total assets                                         $4,402,881    $3,930,961
                                                           ========================

Liabilities, Guaranteed Preferred Beneficial
 Interests in Corporation's Junior Subordinated
 Debentures and Shareholders' Equity
  Deposits:
    Non-interest bearing                                   $  546,192    $  430,373
    NOW accounts & money market savings                     1,490,944     1,108,669
    Regular savings                                           328,986       311,938
    Time deposits $100 thousand and greater                   239,071       214,187
    Time deposits under $100 thousand                       1,034,304       988,467
                                                           ------------------------
      Total deposits                                        3,639,497     3,053,634
                                                           ------------------------
  Short-term borrowed funds:
    Federal funds purchased                                    30,445        19,800
    Securities sold under agreements to repurchase            208,511       144,924
    Borrowings from U.S. Treasury                              12,678        22,211
    Borrowings from Federal Home Loan Bank                     30,000       263,000
                                                           ------------------------
      Total short-term borrowed funds                         281,634       449,935
                                                           ------------------------
  Long-term debt:
    Federal Home Loan Bank term notes                          66,062        31,209
    Bank term loan                                              8,263        11,040
                                                           ------------------------
      Total long-term debt                                     74,325        42,249
                                                           ------------------------
  Accrued interest payable                                      7,101         7,530
  Other liabilities                                            49,062        29,485
                                                           ------------------------
      Total liabilities                                     4,051,619     3,582,833
                                                           ------------------------

  Guaranteed preferred beneficial interests in
   Corporation's junior subordinated debentures                30,000        30,000
                                                           ------------------------
  Shareholders' equity:
    Preferred stock, $.01 par value; authorized
     500,000 shares and none issued as of
     December 31, 1998, and no shares authorized
     as of December 31, 1997                                        -             -
    Common stock, $1.00 par value; authorized
     70,000,000 shares and issued 23,548,392 shares
     as of December 31, 1998, and authorized
     38,000,000 shares and issued 23,669,335 shares
     as of December 31, 1997                                   23,548        23,669
    Capital surplus                                            86,033        88,363
    Retained earnings                                         221,919       209,766
    Unamortized employee restricted stock                      (1,266)       (1,550)
    Accumulated other comprehensive income                      3,509         3,318
    Common stock subscribed by ESOP                              (463)         (640)
    Less: Common stock in treasury, at cost;
     369,300 shares as of December 31, 1998,
     and 154,000 shares as of December 31, 1997               (12,018)       (4,798)
                                                           ------------------------
      Total shareholders' equity                              321,262       318,128
                                                           ------------------------
      Total liabilities, guaranteed preferred
       beneficial interests in Corporation's junior
       subordinated debentures and shareholders' equity    $4,402,881    $3,930,961
                                                           ========================


See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity


                                                                                                 Unamortized     Common
                                                                                                  Employee        Stock
(Dollars and shares in thousands,             Number of Shares    Common    Capital   Retained   Restricted    Subscribed
except per share data)                        Issued   Treasury    Stock    Surplus   Earnings      Stock        by ESOP
                                              ---------------------------------------------------------------------------

Balance, January 1, 1996                      11,134      244     $11,134   $74,409   $161,043     $  (898)      $(967)
Comprehensive income:
  Net income                                                            -         -     35,703           -           -
  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the year (pre-tax $4,580)                                   -         -          -           -           -
    Reclassification adjustment for net
     gains realized in net income
     during the year (pre-tax $25)                                      -         -          -           -           -
Other comprehensive income                                              -         -          -           -           -
Comprehensive income

Issuance of common stock, net of costs         1,023                1,023    31,193          -           -           -
Cash dividends ($ .50 per share)                                        -         -    (11,806)          -           -
Issuance of employee restricted stock              6      (23)          6       122          -        (371)          -
Amortization of employee restricted stock                               -       194          -         116           -
Exercise of employee stock options                        (69)          -         -       (411)          -           -
Purchase of treasury stock                                 92           -         -          -           -           -
Stock vested in ESOP                                                    -         -          -           -         159
2 for 1 stock split                            4,336                4,336    (4,336)         -           -           -
Pooled company transactions
  Purchase and retirement of treasury stock     (464)    (169)       (464)   (5,362)         -           -           -
  Treasury stock reissued for stock
   awards and options exercised                           (75)          -         -       (194)          -           -
                                              ------------------------------------------------------------------------
Balance, December 31, 1996                    16,035        -     $16,035   $96,220   $184,335     $(1,153)      $(808)
                                              ========================================================================
Comprehensive income:

  Net income                                                            -         -   $ 41,816           -           -
  Other comprehensive income, net of tax:
    Unrealized net holding gains arising
     during the year (pre-tax $9,299)                                   -         -          -           -           -
    Reclassification adjustment for net
     gains realized in net income during
     the year (pre-tax $266)                                            -         -          -           -          -
Other comprehensive income                                              -         -          -           -          -
Comprehensive income
Cash dividends ($ .58 per share)                                        -         -    (13,939)          -          -
Issuance of employee restricted stock                     (13)          -         -          -        (315)         -
Amortization of employee restricted stock                               -       851          -         (82)         -
Issuance of restricted stock units under
 directors' deferred compensation plan, net                             -     3,335         (4)          -          -
Exercise of employee stock options                       (170)          -         -     (2,060)          -          -
Purchase of treasury stock                                337           -         -          -           -          -
Stock vested in ESOP                                                    -         -          -           -        168
2 for 1 stock split                            7,826                7,826    (7,826)         -           -          -
Pooled company transactions
  Purchase and retirement of treasury stock     (192)     115        (192)   (4,217)         -           -          -
  Treasury stock reissued for stock
   awards and options exercised                          (115)          -         -       (382)          -          -
                                              ------------------------------------------------------------------------
Balance, December 31, 1997                    23,669      154     $23,669   $88,363   $209,766     $(1,550)      $(640)
                                              ========================================================================
Comprehensive income:
  Net income                                                            -         -   $ 28,920           -           -
  Other comprehensive income, net of tax:
    Unrealized net holding gains arising
     during the year (pre-tax $1,147)                                   -         -          -           -           -
    Reclassification adjustment for net
     gains realized in net income during
     the year (pre-tax $519)                                            -         -          -           -           -
    Minimum pension liability adjustments                               -         -          -           -           -
Other comprehensive income                                              -         -          -           -           -
Comprehensive income
Cash dividends ($ .64 per share)                                        -         -    (15,072)          -           -
Issuance of employee restricted stock                      (7)          -        41          -        (254)          -
Amortization of employee restricted stock                               -       259          -         538           -
Issuance of restricted stock units under
 directors' deferred compensation plan, net                             -       385        (37)          -           -
Exercise of employee stock options                       (144)          -         -     (1,920)          -           -
Purchase of treasury stock                                366           -         -          -           -           -
Fractional shares repurchased                     (1)                  (1)      (16)         -           -           -
Stock vested in ESOP                                                    -         -          -           -         177
Pooled company transactions
  Purchase and retirement of treasury stock     (120)     122        (120)   (2,999)         -           -           -
  Treasury stock reissued for stock
   awards and options exercised                          (122)          -         -        262           -           -
                                              ------------------------------------------------------------------------
Balance, December 31, 1998                    23,548      369     $23,548   $86,033   $221,919     $(1,266)      $(463)
                                              ========================================================================

                                              Accumulated
                                              Other Com-                    Com-           Total
(Dollars and shares in thousands,             prehensive     Treasury    prehensive    Shareholders'
except per share data)                          Income        Stock        Income         Equity
                                              ------------------------------------------------------

Balance, January 1, 1996                        $   503      $ (2,243)                    $242,981
Comprehensive income:
  Net income                                          -             -     $35,703           35,703
                                                                          -------
  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the year (pre-tax $4,580)                 -             -      (2,940)
    Reclassification adjustment for net
     gains realized in net income
     during the year (pre-tax $25)                    -             -         (16)
                                                                          -------
Other comprehensive income                       (2,956)            -      (2,956)          (2,956)
                                                                          -------
Comprehensive income                                                      $32,747
                                                                          =======

Issuance of common stock, net of costs                -             -                       32,216
Cash dividends ($ .50 per share)                      -             -                      (11,806)
Issuance of employee restricted stock                 -           371                          128
Amortization of employee restricted stock             -             -                          310
Exercise of employee stock options                    -         1,235                          824
Purchase of treasury stock                            -        (1,606)                      (1,606)
Stock vested in ESOP                                  -             -                          159
2 for 1 stock split                                   -             -                            -
Pooled company transactions
  Purchase and retirement of treasury stock           -         1,440                       (4,386)
  Treasury stock reissued for stock
   awards and options exercised                       -           803                          609
                                                --------------------------------------------------
Balance, December 31, 1996                      $(2,453)     $      -                     $292,176
                                                ==================================================
Comprehensive income:
  Net income                                          -             -     $41,816         $ 41,816
                                                                          -------
  Other comprehensive income, net of tax:
    Unrealized net holding gains arising
     during the year (pre-tax $9,299)                 -             -       5,941
    Reclassification adjustment for net
     gains realized in net income during
     the year (pre-tax $266)                          -             -        (170)
                                                                          -------
Other comprehensive income                        5,771             -       5,771            5,771
                                                                          -------
Comprehensive income                                                      $47,587
                                                                          =======
Cash dividends ($ .58 per share)                      -             -                      (13,939)
Issuance of employee restricted stock                 -           315                            -
Amortization of employee restricted stock             -             -                          769
Issuance of restricted stock units under
 directors' deferred compensation plan, net           -             -                        3,331
Exercise of employee stock options                    -         4,882                        2,822
Purchase of treasury stock                            -        (9,995)                      (9,995)
Stock vested in ESOP                                  -             -                          168
2 for 1 stock split                                   -             -                            -
Pooled company transactions
  Purchase and retirement of treasury stock           -        (1,467)                      (5,876)
  Treasury stock reissued for stock
   awards and options exercised                       -         1,467                        1,085
                                                --------------------------------------------------
Balance, December 31, 1997                      $ 3,318      $ (4,798)                    $318,128
                                                ==================================================
Comprehensive income:
  Net income                                          -             -     $28,920         $ 28,920
                                                                          -------
  Other comprehensive income, net of tax:
    Unrealized net holding gains arising
     during the year (pre-tax $1,147)                 -             -         805
    Reclassification adjustment for net
     gains realized in net income during
     the year (pre-tax $519)                          -             -        (364)
    Minimum pension liability adjustments             -             -        (250)
                                                                          -------
Other comprehensive income                          191             -         191              191
                                                                          -------
Comprehensive income                                                      $29,111
                                                                          =======
Cash dividends ($ .64 per share)                      -             -                      (15,072)
Issuance of employee restricted stock                 -           213                            -
Amortization of employee restricted stock             -             -                          797
Issuance of restricted stock units under
 directors' deferred compensation plan, net           -             -                          348
Exercise of employee stock options                    -         4,864                        2,944
Purchase of treasury stock                            -       (12,297)                     (12,297)
Fractional shares repurchased                         -             -                          (17)
Stock vested in ESOP                                  -             -                          177
Pooled company transactions
  Purchase and retirement of treasury stock           -        (1,921)                      (5,040)
  Treasury stock reissued for stock
   awards and options exercised                       -         1,921                        2,183
                                                --------------------------------------------------
Balance, December 31, 1998                      $ 3,509      $(12,018)                    $321,262
                                                ==================================================


Note: Cash dividends per share represent the historical dividends of Banknorth Group, Inc. All per share data has been restated to give retroactive effect to stock splits.

See accompanying notes to consolidated financial statements.


Consolidated Statements of Cash Flows

                                                                                 Years Ended December 31,
                                                                           -----------------------------------
(In thousands)                                                                1998         1997         1996
                                                                           -----------------------------------

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                               $  28,920    $  41,816    $  35,703
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization of premises, equipment and software            6,743        6,623        5,819
  Amortization of goodwill                                                     5,743        5,286        4,715
  Net amortization of securities available for sale                            5,429        3,924        3,380
  Net accretion of investment securities, held to maturity                      (192)        (292)        (360)
  Provision for loan losses                                                    9,345        9,372        7,040
  Adjustment of other real estate owned to estimated fair value                  445          438          455
  Provision for deferred tax expense (benefit)                                (2,757)      (1,255)         488
  Amortization of employee restricted stock                                      797          769          438
  Issuance of restricted stock units under directors'
   deferred compensation plan, net                                               348          100            -
  Net securities transactions                                                   (519)        (266)         (25)
  Net gain on sale of other real estate owned and repossessed assets            (288)        (223)        (891)
  Proceeds from sale of loans held for sale                                  335,350      124,352      171,897
  Originations and purchases of loans held for resale                       (350,018)    (135,969)    (163,249)
  Net gain on sale of loans held for sale                                     (3,370)      (1,235)      (1,629)
  Gain on sale of mortgage servicing rights                                     (386)        (921)         (93)
  Earnings from bank-owned life insurance                                     (2,229)         (77)           -
  Decrease (increase) in interest receivable                                   2,033       (2,293)      (3,517)
  Increase (decrease) in interest payable                                       (429)       1,241          376
  Increase in other assets and other intangibles                             (16,885)       3,252         (929)
  Increase in other liabilities                                               19,269        3,308        4,730
  ESOP compensation expense                                                      177          168          159
                                                                           -----------------------------------
      Total adjustments                                                        8,606       16,302       28,804
                                                                           -----------------------------------
      Net cash provided by operating activities                               37,526       58,118       64,507
                                                                           -----------------------------------

Cash flows from investing activities:
  Net cash provided by acquisition                                           122,526            -      122,358
  Proceeds from maturity and call of securities available for sale           334,484      163,895      237,121
  Proceeds from maturity and call of investment securities,
   held to maturity                                                           38,298       17,828       24,016
  Proceeds from sale of securities available for sale                        155,131        5,970       29,478
  Purchase of securities available for sale                                 (663,234)    (414,671)    (433,162)
  Purchase of investment securities, held to maturity                              -      (21,903)      (5,006)
  Proceeds from sale of OREO and repossessed assets                            3,301        4,266        6,335
  Payments received on OREO and repossessed assets                               136           63           33
  Loans purchased                                                                  -      (37,456)     (38,189)
  Net increase in originated loans                                           (93,157)    (110,547)    (133,518)
  Capital expenditures                                                        (9,981)      (7,824)      (8,214)
  Purchase of bank-owned life insurance                                            -      (40,000)           -
                                                                           -----------------------------------
      Net cash used in  investing activities                                (112,496)    (440,379)    (198,748)
                                                                           -----------------------------------

Cash flows from financing activities:
  Net increase (decrease) in deposits                                        295,852      186,714       (4,413)
  Net increase (decrease) in short-term borrowed funds                      (168,301)     165,628      164,834
  Issuance of common stock, net of expenses                                        -            -       32,216
  Purchase of treasury stock                                                 (17,337)     (15,871)      (5,992)
  Issuance of guaranteed preferred beneficial interests in
   Corporation's junior subordinated debentures                                    -       30,000            -
  Issuance of long-term debt                                                  38,895          350       10,000
  Payments on long-term debt                                                  (6,819)     (10,262)     (37,311)
  Exercise of employee stock options, net                                      5,127        3,907        1,433
  Fractional shares repurchased                                                  (17)           -            -
  Dividends paid                                                             (15,072)     (13,939)     (11,806)
                                                                           -----------------------------------
      Net cash provided by  financing activities                             132,328      346,527      148,961
                                                                           -----------------------------------
Net increase  (decrease) in cash and cash equivalents                         57,358      (35,734)      14,720
                                                                           -----------------------------------
Cash and cash equivalents at beginning of year                               112,368      148,102      133,382
                                                                           -----------------------------------
Cash and cash equivalents at end of year                                   $ 169,726    $ 112,368    $ 148,102
                                                                           ===================================
Additional disclosure relative to statement of cash flows:
  Interest paid                                                            $ 145,048    $ 132,168    $ 110,113
                                                                           ===================================
  Taxes paid                                                               $  21,722    $  15,721    $  22,217
                                                                           ===================================

Supplemental schedule of non-cash investing and financing activities:
  Net transfer of loans to OREO and repossessed assets                     $   4,134    $   4,942    $   3,376
  Adjustment to securities available for sale to fair value, net of tax          441        5,771       (2,956)
  Minimum pension liability adjustments                                         (250)           -            -
  Issuance of restricted stock units under directors'
   deferred compensation plan, net                                                 -        3,231            -
  Fair value of assets acquired in acquisition                               112,696            -      405,741
  Fair value of liabilities assumed                                          290,070            -      560,340


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

Banknorth-Evergreen Merger

      On December 31, 1998, Evergreen Bancorp, Inc. ("Evergreen") and its wholly owned subsidiary Evergreen Bank, N.A. ("Evergreen Bank") was merged with and into Banknorth. The merger was accounted for as a pooling of interests and, accordingly, the financial information for all prior periods has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. Further details pertaining to the merger are presented in Note 2.

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

Securities

      Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value, with the net unrealized gains or losses reported, net of income taxes, in shareholders' equity as a component of accumulated other comprehensive income. Non-marketable equity securities are carried at cost. Gains or losses on disposition of all securities are based on the adjusted cost of the specific security sold. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on the effective interest method.

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

      Non-performing loans include non-accrual loans, loans restructured in troubled debt restructurings (restructured loans) and loans which are 90 days or more past due and still accruing interest. Generally, loans are placed on non-accrual status, either due to the delinquency status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent. Except in the case of installment loans, which are generally charged off when loan principal and/or interest payments are 120 days overdue, loans are generally placed on non-accrual status when principal and/or interest is 90 days overdue. When a loan is placed on non-accrual status, all interest previously accrued in the current year but not collected is reversed against current year interest income. Interest accrued in the prior year and not collected is charged off against the allowance for loan losses. When the principal is contractually current, interest and fee income is recognized on a cash basis. If ultimate repayment of principal is not expected or management judges it to be prudent, any payment received on a non-accrual loan is applied to principal until ultimate repayment becomes expected. Loans are removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest.

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

Allowance for Loan Losses

      The allowance for loan losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the loan portfolio. The quality and collectibility of the loans are reviewed monthly and graded by the applicable subsidiary loan officers. A continuous review of loan quality and accuracy of grading is conducted independently by the Company's loan review function. The adequacy of the allowance is monitored monthly and is based on the grading and continuing review of individual loans, the present and expected level of non-performing loans, delinquency levels, past loss experience and economic conditions which may affect the borrowers' ability to repay their loans. As a result of the test of adequacy, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses.

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

Mortgage Banking

      Loan servicing revenues and expenses are recognized when service fees are earned and expenses are incurred. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Such gains or losses are increased or decreased by the amount of capitalized mortgage servicing rights. Net deferred origination fees and costs are recognized at the time of sale in the gain or loss determination. The mortgage loans being serviced for others are not included in these consolidated financial statements as they are not assets of the Company. Mortgage loans held for sale are stated at the lower of aggregate cost or aggregate fair value as determined by outstanding commitments from investors or current market prices for loans with no sale commitments.

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

      The Company purchases mortgage servicing rights separately or it may acquire mortgage servicing rights by purchasing or originating mortgage loans and selling those loans with servicing rights retained. Purchased mortgage servicing rights are capitalized at the cost to acquire the rights. Originated mortgage servicing rights are capitalized based on the allocated cost of the servicing rights, derived from a relative fair value calculation, described below. Originated and purchased mortgage servicing rights are carried at the lower of the capitalized amount, net of accumulated amortization or fair value. Capitalized mortgage servicing rights are amortized into servicing fee income in proportion to, and over the period of, estimated net servicing income.

      SFAS No. 125 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing rights based on relative fair values. To determine the fair value of mortgage servicing rights, the Company uses a valuation model that calculates the present value of future net servicing income. In using this valuation method, the Company incorporates assumptions that it believes market participants would use in estimating future net servicing income, which include estimates of the cost of servicing, the discount rate, mortgage escrow earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.

      SFAS No. 125 requires enterprises to measure the impairment of capitalized servicing rights based on the difference between the carrying amount and current estimated fair value of the servicing rights. In determining impairment, the Company aggregates all mortgage servicing rights, and stratifies them based on the predominant risk characteristics of loan type and interest rate. A valuation allowance is established for any excess of amortized cost over the current fair value, by risk stratification, by a charge to income. At December 31, 1998, a valuation allowance of $500 thousand was established for impairment. There was no allowance for impairment in the Company's capitalized mortgage servicing rights as of December 31, 1997.

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

Other Real Estate Owned and Repossessed Assets

      Other real estate owned includes both formally foreclosed and in-substance foreclosed real properties. In-substance foreclosed properties are those properties which the Company has taken possession of collateral regardless of whether formal foreclosure proceedings have taken place.

      Other real estate owned is recorded at the lower of the fair value of the asset acquired less estimated costs to sell or "cost" (defined as the fair value at initial foreclosure). At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan over the fair market value of the asset received, less estimated cost to sell, is charged to the allowance for loan losses. Subsequent declines in the value of such assets and net operating expenses of such assets are charged directly to other operating expenses.

Goodwill

      Goodwill represents the excess of purchase price over the fair value of net assets acquired in transactions accounted for using purchase accounting. The goodwill is being amortized using the straight-line method over the estimated period of benefit, not to exceed fifteen years. Accumulated amortization on goodwill amounted to $16.4 million and $10.7 million as December 31, 1998 and December 31, 1997, respectively. Intangible assets are periodically reviewed by management to assess recoverability, and impairment is recognized as a charge to income if a permanent loss in value is indicated.

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

      On December 31, 1998, the Company adopted the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends existing disclosure requirements applicable to such benefits. The Statement standardizes disclosure requirements to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132, which does not change the measurement or recognition of these benefits, is effective for fiscal years beginning after December 15, 1997.

Stock-Based Compensation

      The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards measured on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

Bank-Owned Life Insurance

      In the fourth quarter of 1997, Banknorth purchased $40.0 million of bank-owned life insurance ("BOLI"). The BOLI was purchased as a financing tool for employee benefits. The value of life insurance financing is the tax preferred status of increases in life insurance cash values and death benefits and the cash flow generated at the death of the insured. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated balance sheet that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. As a result of this transaction, the Company benefits prospectively from the tax-free nature of income generated from the life insurance policies. BOLI is stated on the Company's consolidated balance sheets as its current cash surrender value. Increases in BOLI's cash surrender value are reported as other operating income in the Company's consolidated income statements.

Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates for the periods in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

      The Company's policy is that deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In considering if it is more likely than not that some or all of the deferred tax assets will not be realized, the Company considers taxable temporary differences, historical taxes paid and estimates of future taxable income.

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

      Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Issuable shares (such as those related to the directors' restricted stock units), and returnable shares (such as restricted stock awards) are considered outstanding common shares and included in the computation of basic EPS as of the date that all necessary conditions have been satisfied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options).

      All share and per share data has been restated to give retroactive effect to stock splits.

Interest-Related Contracts

      Banknorth uses a variety of off-balance sheet derivatives as part of its interest rate risk management strategy. The instruments most frequently used are interest rate swap, floor and corridor contracts. These contracts are designated and are effective as hedges of existing risk positions. These instruments are used to modify the repricing or maturity characteristics of specified assets or liabilities, and are linked to the related assets or liabilities being managed. Changes in the fair value of the derivative are not included in the consolidated financial statements. The net interest income or expense associated with such derivatives is accrued and recognized as an adjustment to the interest income or interest expense of the asset or liability being managed. The related interest receivable or payable from such contracts is recorded in accrued interest receivable or payable on the consolidated balance sheet. Premiums paid are amortized as an adjustment to the interest income or interest expense of the asset or liability being managed. Realized gains and losses, if any, resulting from early termination of derivatives are deferred as an adjustment to the carrying value of the hedged item and recognized as an adjustment to the yield or interest cost of the hedged item over the remaining term of the original swap, corridor, and floor contract.

Other Financial Instruments

      The Company is a party to certain other financial instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit, letters of credit and standby letters of credit, as well as certain mortgage loans sold to investors with recourse. The Company's policy is to record such instruments when funded.

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

      In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and superseded SFAS No. 122, which is discussed above. The adoption of SFAS No. 125 did not have a material impact on the Company's consolidated financial statements.

Segment Reporting

      During 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement requires the Company to report certain financial and other information about significant revenue-producing segments of the business for which such information is available, is utilized by the chief operating decision makers and meets certain quantitative requirements as defined by this Statement.

      The Company's operations are solely in the financial services industry and include the provision of traditional banking services. The Company operates solely in the geographical regions of Vermont, New Hampshire, Massachusetts and upstate New York. Management makes operating decisions and assesses performance based on an ongoing review of its traditional banking operations, which constitute the Company's only reportable segment under SFAS No. 131.

Comprehensive Income

      On January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to shareholders' equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period and minimum pension liability adjustments. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale and minimum pension liability adjustments as of the balance sheet dates. All required disclosures under this Statement are included in the Company's consolidated statements of changes in shareholders' equity.

Recent Accounting Pronouncements

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

2.  Mergers and Acquisitions

     Evergreen Bancorp, Inc.

      On December 31, 1998, the shareholders of Banknorth and Evergreen, headquartered in Glens Falls, New York, approved a merger between the two organizations. As of such date, Evergreen was merged with and into Banknorth with each issued and outstanding share of Evergreen common stock, together with associated preferred purchase rights, converted into 0.9 shares of Banknorth common stock, plus cash in lieu of any fractional share interest. This resulted in approximately 7.9 million in additional shares of Banknorth common stock issued, bringing Banknorth's outstanding shares to approximately 23.2 million immediately following the merger.

      Evergreen's subsidiary bank, Evergreen Bank will continue to operate its banking business, as a wholly-owned subsidiary of Banknorth. Evergreen Bank operates 28 offices in 8 counties in eastern upstate New York, throughout an area extending from the Massachusetts border fifty miles south of Albany, north to the Canadian border. Evergreen Bank serves commercial, individual, institutional and municipal customers with a wide range of deposit and loan products. As of December 31, 1998, Evergreen Bank had total assets of $1.1 billion and deposits of $971.9 million. Additionally, Evergreen's assets under trust management amounted to approximately $500 million.

      In order to effect the merger, one-time merger related expenses of $20.1 million ($15.1 million after-tax impact) were incurred in the fourth quarter of 1998. The majority of these expenses were employment-related costs and data processing conversion and termination costs. Further, approximately $700 thousand of after-tax conversion related expenses are expected to be realized in the first quarter of 1999 as the systems conversions are completed. At December 31, 1998, after payments of certain one time merger related expenses, the Company had a remaining accrued liability of approximately $15.4 million related to: compensation costs related to severance, employment contracts and accelerated employee benefits ($5.6 million); data processing contract termination costs ($3.9 million); investment banking fees ($3.5 million); and legal, accounting, and other costs incidental to the merger ($2.4 million). With the exception of certain vested employee benefits, the entire accrued liability of $15.4 million at December 31, 1998 is expected to be paid during the first quarter of 1999.

      The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. At the time the merger was announced, both companies announced the recision of their previously announced stock repurchase programs. All financial information in this annual report has been restated historically for the combination of the two companies.

      The following table presents net interest income, net income and earnings per share reported by each of the companies and on a combined basis:


                                    Years Ended December 31,
                               ----------------------------------
                                 1998         1997         1996
                               ----------------------------------

Net interest income
  Banknorth                    $121,939     $119,182     $108,868
  Evergreen                      42,104       42,240       41,184
                               ----------------------------------
      Combined                 $164,043     $161,422     $150,052
                               ==================================

Net income
  Banknorth                    $ 28,250     $ 30,489     $ 25,390
  Evergreen                         670       11,327       10,313
                               ----------------------------------
      Combined                 $ 28,920     $ 41,816     $ 35,703
                               ==================================

Basic earnings per share
  Banknorth                    $   1.84     $   1.95     $   1.66
  Evergreen                         .76         1.26         1.12
  Combined                         1.24         1.76         1.51

Diluted earnings per share
  Banknorth                    $   1.81     $   1.93     $   1.64
  Evergreen                         .75         1.24         1.11
  Combined                         1.22         1.74         1.50


      First Massachusetts Bank-Berkshires Region

      On November 13, 1998, Banknorth completed the purchase from
BankBoston, N.A. of ten full-service branches, one limited service branch and nine remote ATM locations, as well as private banking relationships associated with the branches in the Berkshires region of Massachusetts.

      In connection with the Berkshire acquisition, Banknorth paid BankBoston, N.A. a fixed premium of $52.5 million. At the closing, the deposits of the Berkshire branches were approximately $290.1 million, including accrued interest. Banknorth also purchased in the transaction commercial loans associated with the branches with a net book balance as of November 13, 1998 of approximately $73.6 million and a portfolio of consumer loans originated in the branches with a net book balance of $35.8 million. In addition, the Company received approximately $122.5 million in cash as consideration for the net liabilities assumed. The Berkshire acquisition (other than the private banking relationships) was made through First Massachusetts Bank, N.A., a Banknorth subsidiary, headquartered in Worcester, Massachusetts, and has extended that bank's central Massachusetts territory westward to the border of New York State and contiguous to the southern reach of Evergreen Bank's New York market area.

      The private banking relationships associated with these branches, which as of closing represented approximately $1.0 billion of trust and investment assets under management, including approximately $750 million in discretionary trust assets under management, were acquired by Banknorth's trust and investment subsidiary, Stratevest, headquartered in Burlington, Vermont.

      The acquisition was accounted for using purchase accounting in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" (APB No. 16). As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. Goodwill, representing the excess of cost over net assets acquired, was $54.5 million, substantially all of which is deductible for income tax purposes, and is being amortized over fifteen years on a straight-line basis. The one-time acquisition-related expenses of $1.8 million pre-tax, or $1.2 million after-tax, were recorded in the fourth quarter of 1998. To complete the transaction, Banknorth reallocated capital resources through payment of a special dividend to Banknorth by its subsidiary banks, except First Massachusetts, of approximately $21.5 million.

      The results of operations for the branches and private banking relationships acquired are included in Banknorth's consolidated financial statements from the date of acquisition forward.

      First Massachusetts Bank-Worcester Region

      On February 13, 1996, Banknorth completed the purchase of thirteen banking offices of Shawmut Bank, N.A. in central and western Massachusetts. A new subsidiary, First Massachusetts Bank, N.A., ("FMB"), with principal offices in Worcester, Massachusetts was organized to own and operate the acquired offices. The transaction was accounted for under purchase accounting rules and resulted in the assumption of $560.3 million in deposits, the acquisition of $405.7 million in loans and fixed assets, and $32.1 million in goodwill. In addition, the Company received approximately $122.4 million in cash as consideration for the net liabilities assumed. To complete this transaction, Banknorth issued 2,044,446 shares of common stock in February, 1996. The net proceeds of $32.2 million were used to provide a portion of the initial capital of FMB and to help offset the reduction in the Company's regulatory capital ratios resulting from the acquisition.

      The results of operations for FMB are included in Banknorth's consolidated financial statements from the date of acquisition forward.

3.  Securities Available for Sale

      The amortized cost and estimated fair values of securities available for sale are as follows:


                                                             At December 31, 1998
                                             ----------------------------------------------------
                                                              Gross         Gross      Estimated
                                             Amortized     Unrealized    Unrealized       Fair
(In thousands)                                  Cost          Gains         Losses       Value
                                             ----------------------------------------------------

U.S. Treasuries and Agencies                 $  165,683      $1,682        $   98      $  167,267
States and political subdivisions                 7,806         237             -         8,043
Mortgage-backed securities                      711,540       4,196         2,474       713,262
Corporate debt securities                       188,154       2,483           144       190,493
                                             --------------------------------------------------
      Total debt securities                   1,073,183       8,598         2,716     1,079,065
Equities and other securities                    48,791          10             1        48,800
                                             --------------------------------------------------
      Total securities available for sale    $1,121,974      $8,608        $2,717    $1,127,865
                                             ==================================================


                                                             At December 31, 1997
                                             ----------------------------------------------------
                                                              Gross         Gross      Estimated
                                             Amortized     Unrealized    Unrealized       Fair
(In thousands)                                  Cost          Gains         Losses       Value
                                             ----------------------------------------------------

U.S. Treasuries and Agencies                 $  239,524      $1,902        $  279    $  241,147
States and political subdivisions                 5,251         112             -         5,363
Mortgage-backed securities                      464,405       3,988         2,147       466,246
Corporate debt securities                       200,710       1,852           176       202,386
                                             --------------------------------------------------
      Total debt securities                     909,890       7,854         2,602       915,142
Equities and other securities                    43,400          11             -        43,411
                                             --------------------------------------------------
      Total securities available for sale    $  953,290      $7,865        $2,602    $  958,553
                                             ==================================================


      Included in equity securities are certain non-marketable equity securities amounting to $44.3 million and $43.4 million at December 31, 1998 and 1997, respectively, consisting of Federal Home Loan Bank and Federal Reserve Bank equity securities. Both investments are required for membership. Non-marketable equity securities are carried at cost.

      The following table sets forth information with regard to contractual maturities of debt securities available for sale as of December 31, 1998:


                                               Estimated
                                Amortized        Fair
Total Debt Securities             Cost           Value
--------------------------------------------------------
(In thousands)

Within one year                 $   81,872     $   81,986
From one to five years             337,927        338,908
From five to ten years             203,768        206,014
After ten years                    449,616        452,157
                                -------------------------
      Total debt securities
       available for sale       $1,073,183     $1,079,065
                                =========================


      Actual maturities may differ from contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

      The following table sets forth information with regard to sales transactions of securities available for sale:


                                           For the years ended
                                              December 31,
                                     -------------------------------
(In thousands)                         1998        1997       1996
                                     -------------------------------

Proceeds from sales                  $155,131     $5,970     $29,478
Gross realized gains from sales      $  1,076     $  262     $    43
Gross realized losses from sales     $    673     $   32     $    82


      Securities available for sale with an amortized cost of approximately $539.0 million and $442.2 million at December 31, 1998, and 1997, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required by law.

      There were no holdings when taken in aggregate of any issuer(s) that exceeded 10% of shareholders' equity at December 31, 1998.

4.  Investment Securities Held to Maturity

      The amortized cost and estimated fair values of investment securities held to maturity are as follows:

                                                    At December 31, 1998
                                     --------------------------------------------------
                                                     Gross        Gross       Estimated
                                     Amortized    Unrealized    Unrealized       Fair
(In thousands)                          Cost         Gains        Losses        Value
                                     --------------------------------------------------

U.S. Treasuries and Agencies          $ 3,582       $   87         $  -        $ 3,669
States and political subdivisions      11,443          785            -         12,228
Mortgage-backed securities              5,510          189            -          5,699
Corporate debt securities                  10            -            -             10
                                      ------------------------------------------------
      Total investment securities
       held to maturity               $20,545       $1,061         $  -        $21,606
                                      ================================================


                                                    At December 31, 1997
                                     --------------------------------------------------
                                                     Gross        Gross       Estimated
                                     Amortized    Unrealized    Unrealized       Fair
(In thousands)                          Cost         Gains        Losses        Value
                                     --------------------------------------------------

U.S. Treasuries and Agencies          $29,385       $  225         $  5        $29,605
States and political subdivisions      13,555          826            -         14,381
Mortgage-backed securities             15,676          198           38         15,836
Corporate debt securities                  10            -            -             10
                                      ------------------------------------------------
      Total investment securities
       held to maturity               $58,626       $1,249         $ 43        $59,832
                                      ================================================

The following table sets forth information with regard to contractual maturities of debt securities held to maturity as of December 31, 1998:

                                              Estimated
                                Amortized       Fair
Total Debt Securities             Cost          Value
-------------------------------------------------------
(In thousands)

Within one year                  $ 1,665       $ 1,689
From one to five years            11,450        11,937
From five to ten years             4,358         4,771
After ten years                    3,072         3,209
                                 ---------------------
      Total debt securities      $20,545       $21,606
                                 =====================


      Actual maturities may differ from contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

      There were no sales of securities held to maturity in 1998, 1997 or 1996. During 1998 and 1997, certain investment securities were called resulting in gains of $25 thousand and $37 thousand, respectively. Investment securities with an amortized cost of approximately $10.7 million and $38.7 million at December 31, 1998 and December 31, 1997, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required by law.

5.  Loans and Allowance for Loan Losses

      A summary of loans by category is as follows:

                                                                                                         At December 31,
                                                                                                    -------------------------
(In thousands)                                                                                         1998           1997
                                                                                                    -------------------------

Commercial, financial and agricultural, net of unamortized loan fees of $718 thousand in 1998
 and $1.1 million in 1997                                                                           $  690,170     $  566,300
Real estate, net of unamortized loan costs of $1.3 million in 1998 and unamortized loan fees of
 $80 thousand in 1997:
  Residential (1-4 family)                                                                           1,041,667      1,082,235
  Commercial                                                                                           615,503        563,566
  Construction and land development                                                                     45,704         37,778
                                                                                                    -------------------------
      Total real estate                                                                              1,702,874      1,683,579

Credit card receivables                                                                                 33,205         25,669
Lease receivables, net of unearned discount of $10.9 million in 1998 and $10.7 million in 1997          79,001         76,302
Other installment, including deferred costs of $1.2 million in 1998 and $668 thousand in 1997          331,856        290,244
                                                                                                    -------------------------
  Total installment                                                                                    444,062        392,215
                                                                                                    -------------------------
      Total loans                                                                                    2,837,106      2,642,094
  Less: allowance for loan losses                                                                       44,537         38,551
                                                                                                    -------------------------
Net loans                                                                                           $2,792,569     $2,603,543
                                                                                                    =========================


      At December 31, 1998 and 1997, loans to executive officers, directors and to associates of such persons aggregated to $29.1 million and $44.1 million, respectively. During 1998, new loans of $23.5 million were made, and repayment of loans totaled $37.9 million. In the opinion of management, such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.

      Banknorth primarily grants loans throughout the States of Vermont, Massachusetts, New Hampshire and New York. Although the loan portfolio is diversified, a substantial portion of its debtors' ability to repay is dependent upon the economic conditions existing in these States. Adverse trends in the real estate market in these States could also negatively affect the Company's collateral position.

      As of December 31, 1998 and 1997, one to four family first mortgage loans with an approximate book value of $128.1 million and $392.3 million, respectively, were pledged to secure borrowings from the Federal Home Loan Bank.

Non-Performing Loans:

      The following table sets forth information with regard to non-performing loans:


                                        At December 31,
                                -------------------------------
(In thousands)                   1998        1997        1996
                                -------------------------------

Loans in non-accrual status     $12,529     $18,176     $20,785
Loans contractually past
 due 90 days or more and
 still accruing interest          2,488       2,262       2,624
Restructured loans                5,977          42         898
                                -------------------------------
      Total non-perform-
       ing loans                $20,994     $20,480     $24,307
                                ===============================


      Accumulated interest on the above non-performing loans of $921 thousand, $1.6 million, and $1.2 million, was not recognized as income in 1998, 1997, and 1996, respectively. Approximately $532 thousand, $1.1 million, and $1.1 million of interest on the above non-performing loans was collected and recognized as income in 1998, 1997, and 1996, respectively.

      Transactions in the allowance for loan losses are summarized as follows:

                                        For the Years Ended
                                            December 31,
                                 ----------------------------------
(In thousands)                     1998         1997         1996
                                 ----------------------------------

Balance at beginning of year     $ 38,551     $ 35,913     $ 34,210
Allowance related to
 purchase acquisitions              2,200            -        1,650
Provision for loan losses           9,345        9,372        7,040
Loans charged-off                 (11,730)     (12,364)     (12,040)
Recoveries on loans
 previously charged-off             6,171        5,630        5,053
                                 ----------------------------------
Balance at end of year           $ 44,537     $ 38,551     $ 35,913
                                 ==================================


      Impaired loans are included in non-performing loans, generally as non-accrual commercial type loans, commercial type loans past due 90 days or more and still accruing interest and all loans restructured in troubled debt restructurings subsequent to the adoption of SFAS No. 114. As of December 31, 1998 and 1997, $6.0 million and $42 thousand, respectively, of restructured loans were considered to be impaired.

      At December 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $13.7 million and $10.8 million, respectively, for which the related allowance for loan losses is $2.0 million and $1.3 million, respectively. As of December 31, 1998 and 1997, there were no impaired loans which did not have an allowance for loan losses determined in accordance with SFAS No. 114. The average recorded investment in impaired loans during the years ended December 31, 1998, 1997 and 1996, was approximately $10.6 million, $11.9 million, and $12.9 million, respectively. During 1998, the Company recognized interest income on those impaired loans of $468 thousand, which included $400 thousand of interest income recognized using the cash basis method of income recognition. During 1997, the Company recognized interest income on those impaired loans of $895 thousand, which included $872 thousand of interest income recognized using the cash basis method of income recognition. During 1996, the Company recognized interest income on those impaired loans of $834 thousand, which included $830 thousand of interest income recognized using the cash basis method of income recognition.

6.  Capitalized Mortgage Servicing Rights

      The following table is a summary of activity for mortgage servicing rights purchased and originated for the years ended December 31, 1998, 1997 and 1996:

(In thousands)                   Purchased     Originated       Total
                                 ------------------------------------

Balance at January 1, 1996        $3,311         $  169       $ 3,480
  Additions                          520            883         1,403
  Amortization                      (848)          (114)         (962)
                                  -----------------------------------
Balance at January 1, 1997        $2,983         $  938       $ 3,921
  Additions                        1,837            653         2,490
  Amortization                      (885)          (181)       (1,066)
  Sale of servicing                 (681)           (14)         (695)
                                  -----------------------------------
Balance at December 31, 1997      $3,254         $1,396       $ 4,650
  Additions                        1,244          1,981         3,225
  Amortization                      (985)          (376)       (1,361)
  Impairment reserve                (245)          (255)         (500)
  Sale of servicing                 (662)            (1)         (663)
                                  -----------------------------------
Balance at December 31, 1998      $2,606         $2,745       $ 5,351
                                  ===================================


      The estimated fair value of the Company's capitalized mortgage servicing rights approximates the carrying value at December 31, 1998 and was approximately $5.6 million at December 31, 1997.

      The mortgage servicing rights as of December 31, 1998 and 1997 relate to approximately $625.1 million and $572.7 million, respectively, of mortgage loans serviced for third parties. In addition, as of December 31, 1998 and 1997, the Company services approximately $310.0 million and $328.7 million, respectively, of mortgage loans sold to third parties prior to the adoption of SFAS No. 122 and 125, for which there is no capitalized servicing asset on the Company's consolidated financial statements.

7.  Premises, Equipment and Software

      A summary of premises, equipment and software is as follows:


                                              At December 31,
                                           ---------------------
(In thousands)                               1998         1997
                                           ---------------------

Land and land improvements                 $  5,770     $  5,796
Buildings and improvements                   54,088       48,678
Equipment, fixtures, and software            50,974       46,618
                                           ---------------------
      Total                                 110,832      101,092
Less: accumulated depreciation and
 amortization                                59,896       55,338
                                           ---------------------
Premises, equipment, and software, net     $ 50,936     $ 45,754
                                           =====================


      Depreciation and amortization expense was approximately $6.7 million, $6.7 million, and $5.8 million for the years ended December 31, 1998, 1997, and 1996, respectively.

      Certain premises, equipment and software are leased under non-cancelable operating leases expiring periodically through the year 2027. Some of these leases contain one or more renewal options. Current non-cancelable operating leases generally require payment of real estate taxes and/or property maintenance costs in excess of specified minimum rental payments.

      Rental expense for premises, equipment and software was approximately $3.8 million, $3.5 million, and $3.0 million in 1998, 1997 and 1996, respectively. Required minimum annual rental payments on non-cancelable operating leases with original terms of one year or more consisted of the following at December 31, 1998:

      (In thousands)

      1999               $ 3,868
      2000                 3,276
      2001                 2,257
      2002                 1,959
      2003                 1,675
      Thereafter           7,541
                         -------
            Total        $20,576
                         =======


8.  Other Real Estate Owned and Repossessed Assets

      Other real estate owned and repossessed assets consist of the following:

                                          At December 31,
                                         -----------------
(In thousands)                            1998       1997
                                         -----------------

Other real estate owned
  Commercial                             $2,472     $1,007
  Single family residential                 591        722
  Multi-family                              179        182
  Land                                        5        230
                                         -----------------
      Total other real estate owned       3,247      2,141
                                         -----------------

In substance foreclosure
  Multi-family                               77          -
                                         -----------------
      Total in substance foreclosure         77          -
                                         -----------------

Non real estate repossessed assets           11        654
                                         -----------------

      Total                              $3,335     $2,795
                                         =================


9.  Time Deposits

      The approximate amount of contractual maturities of time deposits for the years subsequent to December 31, 1998, is as follows:

      (In thousands)

      1999                      $1,013,855
      2000                         194,393
      2001                          31,914
      2002                          18,273
      2003                          14,333
      Thereafter                       607
                                ----------
        Total time deposits     $1,273,375
                                ==========


10.  Short-Term Borrowed Funds

      As of December 31, 1998 and 1997, the Company had unused lines of credit amounting to approximately $146.3 million and $149.3 million, respectively, which are available primarily for overnight purchases of Federal funds from correspondent banks primarily on an as-available basis. Interest rates on Federal funds borrowings are determined by the federal funds market. In addition, as of December 31, 1998 and 1997, the Company had unused lines of credit with the Federal Home Loan Bank amounting to $600.6 million and $408.2 million, respectively.

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

      The following table presents the detail of Banknorth's short-term borrowed funds and weighted average interest rates thereon for each of the last three years:

                                                               Securities
                                                 Federal       Sold under        Borrowings
                                                  Funds       Agreements to         from          Borrowings
(Dollars in thousands)                          Purchased      Repurchase       U.S. Treasury     from FHLB
                                                ------------------------------------------------------------

1998:
Ending balance                                   $30,445        $208,511           $12,678         $ 30,000
Average amount outstanding                         9,292         164,880            14,987          201,482
Maximum amount outstanding at any month end       30,445         208,511            31,046          307,000
Weighted average interest rate:
  During year                                       5.64%           4.49%             5.18%            5.59%
  End of year                                       5.48            3.55              4.12             5.54

1997:
Ending balance                                   $19,800        $144,924           $22,211         $263,000
Average amount outstanding                         7,769         142,527            12,570          226,720
Maximum amount outstanding at any month end       33,000         182,046            26,329          305,000
Weighted average interest rate:
  During year                                       5.89%           4.65%             5.20%            5.69%
  End of year                                       6.80            4.24              5.27             5.80

1996:
Ending balance                                   $23,305        $117,500           $14,502         $129,000
Average amount outstanding                         5,877         107,588            10,087           39,656
Maximum amount outstanding at any month end       39,200         117,711            25,531          129,000
Weighted average interest rate:
  During year                                       5.76%           4.66%             5.11%            5.61%
  End of year                                       7.74            4.83              5.16             5.47


11.  Long-Term Debt

      Long-term debt consists of secured term loans from the Federal Home Loan Bank in the amounts of $66.1 million and $31.2 million at December 31, 1998 and 1997, respectively, and $8.3 million and $11.0 million of unsecured debt from third party financial institutions at December 31, 1998 and 1997, respectively.

      The following table sets forth the final maturities, outstanding balances and weighted average interest rates of the long-term debt at December 31, 1998:

                                           Fixed                     Variable
                              Fixed       Weighted     Variable      Weighted
                              Rate        Average        Rate        Average
Maturity                   Outstanding    Interest    Outstanding    Interest
Date                         Balance        Rate        Balance        Rate
-----------------------------------------------------------------------------

(Dollars in thousands)
1999                         $   342       6.81%        $    -           -%
2000                           6,000       5.94            463        7.75
2001                          40,176       5.95          7,800        5.63
2002                              10       7.79              -           -
2003                           8,907       5.71              -           -
2004-2013                     10,627       6.83              -           -
                             ---------------------------------------------
      Total                  $66,062       6.06%        $8,263        5.74%
                             =============================================


      The interest rate on the variable rate long-term note maturing in the year 2001 is tied to LIBOR. The borrowings from Federal Home Loan Bank are secured by mortgage loans held in the Company's loan portfolios and certain securities not pledged elsewhere.

12.  Income Taxes

      The components of the income tax expense are as follows:

                                 For the years ended
                           -------------------------------
(In thousands)              1998        1997        1996
                           -------------------------------

Current tax expense        $17,272     $21,416     $17,168
Deferred tax expense
 (benefit)                  (2,757)     (1,255)        488
                           -------------------------------
      Total income tax
       expense             $14,515     $20,161     $17,656
                           ===============================


      Applicable income tax expense for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate to pre-tax income for the reasons noted in the table below:

(In thousands)                    1998        1997        1996
                                 -------------------------------

Expense at statutory
 federal tax rate                $15,202     $21,692     $18,676
Increases (decreases) in tax
 Expense resulting from:
  Tax exempt income, net          (1,780)       (673)       (853)
  Acquisition costs                2,217           -           -
  Reduction in valuation
   allowance                        (424)       (487)       (243)
    State income tax                 (46)        219       1,097
    Tax credits                   (1,158)       (933)       (698)
    Other, net                       504         343        (323)
                                 -------------------------------
    Income tax expense           $14,515     $20,161     $17,656
                                 ===============================


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are presented below:

(In thousands)                               1998        1997
                                            -------------------

Temporary deductible items:
Differences in reporting the provision
 for loan losses and loan charge offs       $15,933     $13,909
Pension and deferred remuneration             9,618       8,144
Purchase accounting                           1,530       1,205
Deferred net loan origination fees              410         515
Accrued medical benefits                        241         227
Other                                           743         446
                                            -------------------
  Total gross deferred tax assets            28,475      24,446
  Less valuation allowance                     (400)       (824)
                                            -------------------
  Deferred tax assets, net of valuation
   allowance                                 28,075      23,622

Temporary taxable items:
Lease financing                               9,291       8,741
Depreciation                                    763       1,145
Mark-to-market for investments and
 loans                                          386         213
Prepaid expenses                              1,043         744
Mortgage servicing rights                       982         510
Other                                         1,190         606
                                            -------------------
  Total gross deferred tax liabilities       13,655      11,959
                                            -------------------
  Net deferred tax asset at end of year      14,420      11,663
  Net deferred tax assets at beginning
   of year                                   11,663      10,408
                                            -------------------
Deferred tax benefit for the years
 ended December 31, 1998 and 1997           $ 2,757     $ 1,255
                                            ===================


      Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. Based on the sufficiency of temporary taxable items, historical taxable income, as well as estimates of future taxable income, management believes it is more likely than not that the entire net deferred tax asset at December 31, 1998 will be realized.

13.  Employee Benefit Plans

      The Corporation maintains a non-contributory defined benefit retirement and pension plan covering substantially all employees. Benefit payments to retired employees are based upon years of service, a percentage of qualifying compensation during the final years of employment and an average of social security maximum taxable earnings. The amounts contributed to the plan are determined annually by applicable regulations. Assets of the plan are primarily invested in listed stocks, common trust funds maintained by the Company's trust subsidiary, The Stratevest Group, N.A., corporate obligations and U.S. Government and Agency obligations. Prior to December 31, 1998 the Company maintained two non-contributory defined benefit retirement plans, the Evergreen Bancorp, Inc. Retirement Plan and the Banknorth Group, Inc. Retirement Plan. Effective January 1, 1999, the Company merged these two plans.

      The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets:

                                               At December 31,
                                             -------------------
(In thousands)                                1998        1997
                                             -------------------

Reconciliation of benefit obligation
  Obligation at January 1                    $43,049     $37,332
  Service cost                                 2,502       1,940
  Interest cost                                3,241       2,928
  Actuarial gain/loss                          6,839       2,700
  Benefits paid                               (2,157)     (1,851)
                                             -------------------
  Obligation at December 31                   53,474      43,049
                                             -------------------

Reconciliation of fair value of plan
 assets
  Fair value of plan assets at January 1      47,029      39,928
  Actual return on plan assets                 8,078       8,096
  Employer contribution                          897         856
  Benefits paid                               (2,157)     (1,851)
                                             -------------------
  Fair value of plan assets at
   December 31                                53,847      47,029
                                             -------------------

Funded status at December 31                     373       3,980
Unrecognized net actuarial loss               (4,636)     (7,619)
Unrecognized prior service cost                  448         497
Unrecognized net transition asset               (291)       (416)
                                             -------------------
Accrued benefit cost                         $(4,106)    $(3,558)
                                             ===================


      Net pension costs recognized in the consolidated statements of income for the years ended December 31, 1998, 1997, and 1996 are summarized as follows:

(In thousands)                        1998        1997        1996
                                     -------------------------------

Components of net periodic
 benefit cost
  Service cost                       $ 2,502     $ 1,940     $ 1,644
  Interest cost                        3,241       2,928       2,636
  Expected return on plan assets      (4,147)     (3,528)     (4,014)
  Amortization of transition
   obligation                           (125)       (124)       (124)
  Amortization of prior service
   cost                                   49          49          49
  Amortization of net
   (gain) / loss                         (75)       (135)      1,007
                                     -------------------------------
  Net periodic benefit cost          $ 1,445     $ 1,130     $ 1,198
                                     ===============================


      The actuarial assumptions used in determining the actuarial present value of projected benefit obligations as of December 31 were as follows:

                                     1998      1997      1996
                                     -------------------------

Weighted-average assumptions
  Discount rate                      6.75%     7.00%     7.50%
  Expected return on plan assets     9.00%     9.00%     9.00%
  Rate of compensation increase      4.50%     4.50%     5.50%


      In addition, the Company provides a defined benefit plan which provides post-retirement medical benefits to substantially all employees, as well as life insurance benefits to a closed group of retirees. Active employees are only eligible for medical coverage from early retirement until age 65. Post-age 65 medical coverage and life insurance benefits are offered to a closed group of retirees. The post-retirement health care portion of the plan is contributory, with participant contributions adjusted annually and contains other cost-sharing features, such as deductibles and co-insurance. The funding policy of the plan is to pay claims and/or insurance premiums as they come due. The 1998 and 1997 accounting for the plan is based on the level of cost sharing as of January 1, 1998 and 1997, respectively. Prior to December 31, 1998, the Company maintained two defined benefit plans which provide post-retirement medical benefits. Effective January 1, 1999, the Company merged these plans.
      The following table presents the amounts recognized in the Company's consolidated balance sheets:

                                           At December 31,
                                         -------------------
(In thousands)                            1998        1997
                                         -------------------

Accumulated post-retirement benefit
 obligation
  Obligation January 1                   $ 4,695     $ 4,825
  Service cost                               174         155
  Interest cost                              308         323
  Actuarial (gain) / loss                     25        (220)
  Benefits paid                             (354)       (388)
                                         -------------------
  Obligation at December 31                4,848       4,695
                                         -------------------

Unfunded accumulated benefit
 obligation in excess of plan assets
 at December 31                           (4,848)     (4,695)
Unrecognized net (gain) / loss             1,149       1,432
Unrecognized prior service cost               47          45
Unrecognized transition obligation         1,906       1,834
                                         -------------------
Accrued post-retirement medical
 and life benefit cost                   $(1,746)    $(1,384)
                                         ===================


      Net periodic post-retirement benefit cost recognized in the consolidated statements of income for the years ended December 31, 1998, 1997, and 1996 are summarized as follows:

(In thousands)                           1998     1997     1996
                                         ----------------------

Service cost (benefits attributed to
 service during the period)              $174     $155     $159
Interest costs                            308      323      341
Recognition of transition obligation      244      243      243
Net amortization and deferral             (11)     (17)      (6)
                                         ----------------------
Net periodic post retirement benefit
 cost                                    $715     $704     $737
                                         ======================


      The discount rate used in determining the accumulated post-retirement benefit obligation was 6.75%, 7.0% and 7.5% at December 31, 1998, 1997 and 1996, respectively. For measurement purposes, an 8.3 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1998; the rate was assumed to decrease gradually down to 5.5% for fiscal 2004 and remain at the level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate one percentage point in each year would increase the accumulated post retirement benefit obligation as of December 31, 1998 by $399 thousand (or by 8.4%) and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for fiscal 1998 by $53 thousand (or by 11.0%). Decreasing the assumed health care cost trend rate one percentage point in each year would decrease the accumulated post-retirement benefit obligation as of December 31, 1998 by $358 thousand (or by 7.5%) and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for fiscal 1998 by $46 thousand (or by 9.6%).

      The Company provides certain post-employment medical benefits to inactive employees and accounts for these benefits in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The charges to expense with respect to short-term disability for the years ended December 31, 1998, 1997, and 1996 were $170 thousand, $171 thousand, and $157 thousand, respectively.

      In addition to the Company's non-contributory defined benefit retirement and pension plan, the Company provides supplemental employees retirement plans to certain executives. The amount of liability recognized in the Company's consolidated balance sheets was $6.6 million and $4.7 million at December 31, 1998 and 1997, respectively. The charges to expense with respect to this plan amounted to $2.3 million, $1.1 million, and $751 thousand for the years ended December 31, 1998, 1997, and 1996, respectively. Of the $2.3 million expense for 1998, $1.1 million is included in the one time merger and acquisition expense related to the acceleration of vesting of the Evergreen supplemental executive retirement plan.

      The Company and its subsidiaries have other benefit plans including 401(k) savings and profit sharing plans. The charges to expense with respect to these plans amounted to $2.1 million in 1998, $1.8 million in 1997, and $1.2 million in 1996. Evergreen provided an employee stock ownership plan (ESOP). The ESOP owns approximately 287,460 shares of Banknorth stock. Funds for the purchase of these shares were obtained through a borrowing from an unrelated financial institution. There was approximately $463 thousand of unpaid principal related to this borrowing at December 31, 1998, which is reflected as long-term debt on the Company's consolidated balance sheet. During 1998, $270 thousand of the borrowing was paid off by the Company releasing approximately 30 thousand shares, which were allocated to participating employees' accounts. As of January 1, 1999, the ESOP was merged with and into the Company's 401(k) Savings Plan.

      Evergreen also had an employee stock purchase plan (ESPP), which provided that Evergreen contribute an amount equal to 33% of each participant's contribution up to a maximum of $100 biweekly. Contribution under this plan amounted to $87 thousand, $81 thousand and $101 thousand for 1998, 1997 and 1996, respectively. This plan was terminated January 1, 1999.

14.  Dividend Restrictions and Regulatory Requirements

Cash and Due From Banks

      Bank subsidiaries of Banknorth are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in Cash and Due from Banks, was approximately $24.3 million and $18.5 million at December 31, 1998 and 1997, respectively.

Dividend Restrictions

      The Company's ability to pay dividends to its shareholders is largely dependent on the ability of its subsidiaries to pay dividends to the Company. Payment of dividends by Vermont-chartered banks is subject to applicable state and federal laws. Similarly, payment of dividends by national banks is subject to applicable federal law. National banks must obtain the approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, a national bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.

      Dividends paid by subsidiaries are the primary source of funds available to Banknorth for payment of dividends to its shareholders, for debt service, for expense related to capital securities, and other working capital needs. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. As of December 31, 1998, banking subsidiaries were able to declare dividends to Banknorth in 1999, without regulatory approval, of approximately $10.2 million plus an additional amount equal to the net profits, as defined in the applicable regulations, for 1999 through the date of any such dividend declarations, less any required transfer to surplus.

      In November 1998, in order to purchase the Berkshire branches from BankBoston, the Company redeployed accumulated capital of $21.5 million from certain of its subsidiary banks. Because the special dividend exceeded applicable regulatory limitations, the Company obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend which exceeded such regulatory limitations.

      Additionally, in connection with the Evergreen merger, Evergreen Bank paid a special dividend to the parent company. As the special dividend exceeded applicable regulatory limitations, Evergreen Bank obtained approval from the OCC for the payment of that portion of the dividend which exceeded such regulatory limitations.

      Payment of these dividends significantly restricts the dividend paying capacity of the subsidiary banks. The payment of dividends by the Company in the future will require the generation of sufficient future earnings by the subsidiary banks.

      In connection with the funding of the acquisition of North American Bank Corporation, the Company has a credit agreement with a third party institution. The credit agreement was revised December 19, 1996 and restricts the Company's ability to pay dividends on its capital stock or redeem, repurchase or otherwise acquire or retire any of its capital stock during the period from September 30, 1996 to the date of calculation in an amount not to exceed the sum of (a) $9,580,000 plus (b) 40% of the Company's consolidated net income with certain adjustments, for such period, computed on a cumulative basis for such period. As of December 31, 1998, the Company had authority to pay dividends of up to $3.9 million under the terms of this restriction, after taking into account dividends already paid and repurchases of the Company's stock during the calculation period (September 30, 1996 through December 31, 1998).

Regulatory Capital Requirements

      Regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1998, the Company's subsidiary banks were required to maintain a minimum leverage ratio of Tier I capital to total adjusted quarterly average assets of 4.00%; and minimum ratios of Tier I capital and total capital to risk weighted assets of 4.00% and 8.00%, respectively. The Federal Reserve Board ("FRB") has adopted similar requirements for the consolidated capital of bank holding companies.

      Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. Generally, an institution is considered well capitalized if it has a Tier I (leverage) capital ratio of at least 5.0% (based on total adjusted quarterly average assets), a Tier I risk based capital ratio of at least 6.0%, and a total risked based capital ratio of at least 10.0%.

      The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulatory authorities about capital components, risk weighting and other factors.

      As of December 31, 1998, the Company, on a consolidated basis, met all capital adequacy requirements to which it is subject. Further, all of the Company's subsidiary banks, with the exception of First Massachusetts Bank, met all adequacy requirements which categorize each as well-capitalized institutions. Due to the acquisition of Berkshire branch offices by First Massachusetts Bank in the fourth quarter of 1998, this subsidiary has temporarily been placed in the adequately-capitalized classification.

      The following is a summary of the Company's significant subsidiary banks' and the Company's (on a consolidated basis) actual capital amounts and ratios as of December 31, 1998 and 1997 compared to the regulatory minimum capital adequacy requirements and the regulatory requirements for classification as a well-capitalized institution:

At December 31, 1998
                                                            Regulatory
                                                        Ratio Requirements
                                                    --------------------------
                                                                     For
                                    Actual          Minimum     Classification
                               -----------------    Capital        as Well
(Dollars in thousands)          Amount     Ratio    Adequacy     Capitalized
                               -----------------------------------------------

Tier I (leverage) Capital:
  Evergreen Bank, N.A.         $ 66,062     5.92%    4.00%           5.00%
  The Howard Bank, N.A.          54,952     7.39     4.00            5.00
  First Massachusetts
   Bank, N.A.                    48,366     5.49     4.00            5.00
  First Vermont Bank and
   Trust Co.                     48,062     7.28     4.00            5.00
  Banknorth Group, Inc.
   (consolidated)               267,349     6.43     4.00

Tier I Risk Based Capital:
  Evergreen Bank, N.A.         $ 66,062     9.81%    4.00%           6.00%
  The Howard Bank, N.A.          54,952     8.80     4.00            6.00
  First Massachusetts
   Bank, N.A.                    48,366     7.18     4.00            6.00
  First Vermont Bank and
   Trust Co.                     48,062     8.98     4.00            6.00
  Banknorth Group, Inc.
   (consolidated)               267,349     8.75     4.00

Total Risk Based Capital:
  Evergreen Bank, N.A.         $ 74,527    11.07%    8.00%          10.00%
  The Howard Bank, N.A.          62,781    10.05     8.00           10.00
  First Massachusetts
   Bank, N.A.                    56,791     8.43     8.00           10.00
  First Vermont Bank and
   Trust Co.                     54,762    10.23     8.00           10.00
  Banknorth Group, Inc.
   (consolidated)               305,546    10.00     8.00

At December 31, 1997
                                                            Regulatory
                                                        Ratio Requirements
                                                    --------------------------
                                                                     For
                                    Actual          Minimum     Classification
                               -----------------    Capital        as Well
(Dollars in thousands)          Amount     Ratio    Adequacy     Capitalized
                               -----------------------------------------------

Tier I (leverage) Capital:
  Evergreen Bank, N.A.         $ 82,176     8.20%    4.00%           5.00%
  The Howard Bank, N.A.          55,562     8.01     4.00            5.00
  First Massachusetts
   Bank, N.A.                    53,266     7.12     4.00            5.00
  First Vermont Bank and
   Trust Co.                     49,431     8.05     4.00            5.00
  Banknorth Group, Inc.
   (consolidated)               313,835     8.18     4.00

Tier I Risk Based Capital:
  Evergreen Bank, N.A.         $ 82,176    12.90%    4.00%           6.00%
  The Howard Bank, N.A.          55,562     9.75     4.00            6.00
  First Massachusetts
   Bank, N.A.                    53,266    10.12     4.00            6.00
  First Vermont Bank and
   Trust Co.                     49,431     9.75     4.00            6.00
  Banknorth Group, Inc.
   (consolidated)               313,835    11.30     4.00

Total Risk Based Capital:
  Evergreen Bank, N.A.         $ 90,186    14.20%    8.00%          10.00%
  The Howard Bank, N.A.          65,690    11.00     8.00           10.00
  First Massachusetts
   Bank, N.A.                    58,606    11.14     8.00           10.00
  First Vermont Bank and
   Trust Co.                     55,772    11.00     8.00           10.00
  Banknorth Group, Inc.
   (consolidated)               348,547    12.55     8.00


15.  Shareholders' Equity

Stock Split

      On February 24, 1998, the Board of Directors of Banknorth declared a 2-for-1 split of its common stock effected in the form of a 100% stock dividend. The stock split was recorded as of December 31, 1997 by a transfer of $7.8 million from capital surplus to common stock, representing the $1.00 par value for each additional share issued.

      On August 15, 1996, the Board of Directors of the Evergreen Bancorp, Inc. approved a 2-for-1 split effected in the form of a 100% stock dividend and was recorded by a transfer of $4.3 million from capital surplus to common stock. All per share data has been restated to reflect the splits.

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

      When the Rights first become exercisable, unless a person or group has acquired 20% or more of the Corporation's common stock, a holder will be entitled to buy from the Corporation one share of common stock at the exercise price of $17.50. If any person or group acquires 20% or more of the Corporation's common stock the Rights will entitle a holder (other than such person or any member of such group) to buy a number of additional shares of common stock of the Corporation having a market value of twice the exercise price of each Right.

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

16.  Earnings Per Share

      The following table provides calculations of basic and diluted earnings per share:

                                                                For the years ended December 31,
                               ---------------------------------------------------------------------------------------------------
                                             1998                             1997                              1996
                               ---------------------------------------------------------------------------------------------------
                                         Weighted                          Weighted                          Weighted
                                Net      Average     Per Share   Net       Average     Per Share   Net       Average     Per Share
                               Income     Shares      Amount    Income      Shares      Amount    Income      Shares      Amount
                               ---------------------------------------------------------------------------------------------------
(Dollars in thousands, except for share and per share data)

Basic earnings per share       $28,920  23,277,560     $1.24    $41,816   23,705,320     $1.76    $35,703   23,626,266     $1.51
                               -------------------------------------------------------------------------------------------------

Effect of dilutive securities
Stock options                              363,645                           312,470                           226,494
Restricted stock awards                     28,335                            25,010                             8,122
                               -------------------------------------------------------------------------------------------------

Diluted earnings per share     $28,920  23,669,540     $1.22    $41,816   24,042,800     $1.74    $35,703   23,860,882     $1.50
                               =================================================================================================


17.  Guaranteed Preferred Beneficial Interests in
      Corporation's Junior Subordinated Debentures

      On May 1, 1997, Banknorth established Banknorth Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon filing a certificate of trust with the Delaware Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in Corporation junior subodinated debentures ("capital securities") in the aggregate amount of $30.0 million at 10.52%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Parent Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the Parent Company. The Parent Company has used the net proceeds from the sale of the capital securities for general corporate purposes. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. The Company's primary source of funds to pay interest on the debentures owed to the trust are current dividends from subsidiary banks and interest income on loans made by the Parent Company to certain of its subsidiary banks. Accordingly, the Parent Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends and service their debt obligations to the Parent Company. Since the capital securities are not classified as debt for financial statement purposes, the expense associated with the capital securities is recorded as non-interest expense on the consolidated statements of income, consistent with practice generally followed by issuers of this type of security.

18.  Long-Term Incentive Plan

      In May 1997, the shareholders of Banknorth approved the 1997 Equity Compensation Plan (the "Plan") which replaced the Banknorth Group, Inc. Comprehensive Long-Term Executive Incentive Plan approved by the shareholders of Banknorth in May 1990. No additional awards will be made under the 1990 plan. The Plan authorizes the granting of stock option awards, stock appreciation rights, restricted stock awards and restricted stock units to employees and directors of the Corporation and/or subsidiaries. The Plan is administered by the Corporation's Board of Directors. Persons eligible to participate are chosen by the Board of Directors. Subject to adjustments described in the Plan, the total number of shares of Banknorth common stock that may be issued pursuant to the Plan may not exceed 1,050,000. Such shares may be either newly-issued shares or previously issued shares that have been reacquired by the Corporation.

Stock Options

      The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options vest over a two year period from the date the options are granted. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option awards and, accordingly, no compensation cost has been recognized for its stock-based compensation awards ("awards") in the consolidated statements of income.

      A summary of the status of the Company's fixed stock options as of December 31, 1998, 1997, and 1996, and changes during the years ended on those dates is presented below:

                                                 1998                   1997                   1996
                                         ------------------------------------------------------------------
                                                     Weighted               Weighted               Weighted
                                                     Average                Average                Average
                                                     Exercise               Exercise               Exercise
Fixed Options                             Shares      Price      Shares      Price      Shares      Price
-----------------------------------------------------------------------------------------------------------

Outstanding at beginning of year         1,191,289    $15.37    1,182,089    $12.42      837,970    $ 9.89
Granted                                    289,650     32.13      328,727     21.94      487,039     15.73
Exercised                                 (255,457)    12.76     (272,304)    10.14     (132,920)     8.40
Forfeited                                  (13,000)    19.91      (47,223)    17.34      (10,000)    14.75
                                         -----------------------------------------------------------------
Outstanding at end of year               1,212,482     19.88    1,191,289     15.37    1,182,089     12.42
                                         =================================================================

Options exercisable at end of year         617,730                608,712                542,050
                                         =================================================================

Weighted-average fair value of options
      granted during the year            $    7.69              $    5.09              $    3.93
                                         =================================================================


      The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                  Options Outstanding              Options Exercisable
                         --------------------------------------   ----------------------
                                       Weighted Avg.   Weighted                 Weighted
                           Number        Remaining     Average      Number      Average
         Range of        Outstanding   Contractual     Exercise   Exercisable   Exercise
      Exercise Prices    at 12/31/98       Life         Price     at 12/31/98    Price
      ----------------------------------------------------------------------------------

        $ 4.50 to 8          54,818      4.8 Years      $ 7.50       54,818      $ 7.50
            8 to 12         155,955      5.7              9.71      155,955        9.71
           12 to 17         414,237      7.5             14.95      396,957       14.87
           17 to 27         367,837      8.7             22.13       10,000       19.00
           27 to 37         219,635      9.5             35.47            -           -
                          -------------------------------------------------------------
        $4.50 to 37       1,212,482      7.8            $19.88      617,730      $13.07
                          =============================================================


      Had the Company recorded compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's consolidated net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

      (In thousands, except per share data)           1998        1997        1996
                                                     -------------------------------

      Net income                     As reported     $28,920     $41,816     $35,703
                                     Pro forma        28,172      41,211      34,716

      Basic earnings per share       As reported     $  1.24     $  1.76     $  1.51
        Pro forma                                       1.21        1.74        1.48
      Diluted earnings per share     As reported        1.22        1.74        1.50
                                     Pro forma          1.19        1.71        1.46


      Pro forma net income reflects only awards granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for awards under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the awards' vesting period and compensation cost for awards granted prior to January 1, 1996 is not considered.

      The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

                           July       December     July       July
                           1998         1997       1997       1996
                           ---------------------------------------

Dividend yield              2.35%      2.26%      2.61%      3.13%

Expected volatility        25.95%     18.28%     20.55%     24.02%

Risk-free interest rate     4.50%      6.00%      5.50%      6.14%

Expected life               5 years    5 years    5 years    5 years


Restricted Stock Awards

      Additionally, variable restricted stock awards were granted in each year since 1992, along with restricted stock units worth 50% of the value of the underlying shares, to executive officers chosen by the Corporation's board of directors. At December 31, 1998, restricted stock outstanding amounted to 85,800 shares. The following are the terms of the restricted stock awards granted:

July 28, 1998:  Variable restricted stock awards of 7,000 shares were granted and are outstanding as of December 31, 1998.
                Vesting for the 1998 shares and the units requires continuous service through July 28, 2003. In addition, vesting of 25% of both the shares and the units occurs for the 1998 awards each year between 1998 and 2002 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

July 22, 1997:  Variable restricted stock awards of 13,000 shares were granted and are outstanding as of December 31, 1998. Vesting for the 1997 shares and the units requires continuous service through July 22, 2002. In addition, vesting of 25% of both the shares and the units occurs for the 1997 awards each year between 1997 and 2001 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

July 23, 1996:  Variable restricted stock awards of 22,800 shares were granted and are outstanding as of December 31, 1998. Vesting for the 1996 shares and the units requires continuous service through July 23, 2001. In addition, vesting of 25% of both the shares and the units occurs for the 1996 awards each year between 1996 and 2000 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

July 25, 1995:  Variable restricted stock awards of 25,000 shares were granted and are outstanding as of December 31, 1998. Vesting for the 1995 shares and the units requires continuous service through July 25, 2000. In addition, vesting of 25% of both the shares and the units occurs for the 1995 awards each year between 1995 and 1999 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

July 26, 1994:  Variable restricted stock awards of 21,000 shares were granted, 3,000 shares were forfeited during 1994, and 18,000 shares were outstanding as of December 31, 1998. Vesting for the 1994 shares and the units requires continuous service through July 26, 1999. In addition, vesting of 25% of both the shares and the units occurs for the 1994 awards each year between 1994 and 1998 in which the return on average equity is equal to or greater than 12% and return on average assets is equal to or greater than 1.0% to a maximum vesting of 100%.

July 27, 1993:  Variable restricted stock awards of 21,000 shares were granted, 3,000 shares were forfeited during 1994, and the remaining 18,000 shares were fully vested on July 27, 1998.

      Restrictions are generally not removed on any of the above noted stock awards until the end of the required continuous service period. If participants are not employees at the end of the continuous service period, all awards are generally forfeited. For the years ended December 31, 1998, 1997, and 1996, compensation expense related to these restricted stock awards and units amounted to $1.1million, $1.3 million, and $475 thousand, respectively.

19.  Commitments, Off-Balance Sheet Risk and
      Contingent Liabilities

Commitments and Off-Balance-Sheet Risk

      Banknorth and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to facilitate asset/liability management. These financial instruments include interest rate swaps, floors and corridors, commitments to extend credit, unused lines of credit, letters of credit, standby letters of credit, and loans sold with recourse. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet. The contract or notional amount of these instruments reflect the extent of involvement the Corporation has in particular instruments.

      The maximum exposure to credit loss in the event of complete non-performance by the other party to the financial instruments, and any collateral or guarantees which prove to be of no value, for commitments to extend credit, unused lines of credit, letters of credit, standby letters of credit and loans sold with recourse is represented by the contractual or notional amount of these instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

      Unless otherwise noted, the Corporation does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.

      Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments and lines of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case by case basis. The amount and type of collateral deemed necessary upon extension of credit is based upon management's credit evaluation and is consistent with existing credit policies for collateral of on-balance-sheet instruments. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, income producing commercial properties, and residential real estate.

      The Company may enter into rate lock agreements which fix the interest rate at which the loan, if ultimately made, will be originated. Such agreements may be made with borrowers with whom commitments to extend credit have been made, as well as with individuals who have applied for mortgage loans and have not yet received a commitment. These rate lock agreements expose the Company to interest rate risk given the possibility that rates may change between the date of the rate lock agreements and the date that the related loans, if ultimately originated, are sold. In addition, the portfolio of mortgage loans held for sale expose the Company to interest rate risk. At December 31, 1998 and 1997, the Company had rate lock agreements (certain of which relate to loan applications for which no formal commitment has been made) and mortgage loans held for sale amounting to approximately $57.0 million, and $27.0 million, respectively. In order to limit the interest rate risk associated with rate lock agreements as well as the interest rate risk associated with mortgage loans held for sale, the Company enters into various agreements to sell loans in the secondary mortgage market at fixed interest rates. Banknorth and its subsidiaries have outstanding various commitments to sell real estate mortgages amounting to approximately $49.1 million at December 31, 1998, and $21.0 million at December 31, 1997.

      Letters of credit and standby letters of credit are conditional commitments issued by the Corporation to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will likely expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Corporate policies governing loan collateral apply to letters of credit and standby letters of credit at time of credit extension.

      The Corporation has sold mortgage loans where the investor has limited recourse to the Corporation as issuer. These loans represent normal exposure to credit loss exhibited by residential mortgage loans. Generally, the mortgage notes are secured by liens on the real estate and by private mortgage insurance where the loan to value ratio exceeds 80% at the time of extension of credit.

      Certain mortgage loans are written on an adjustable basis and include interest rate caps which limit annual and lifetime increases in the interest rates on such loans. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and a lifetime rate increase cap of 5% to 6%. Interest rates charged on home equity lines of credit are also capped. The home equity interest rate cap is 18% for the Company. In addition, all other consumer loans are subject to statutory interest rate ceilings as imposed by the State of Vermont and State of New York. No statutory interest rate ceilings on consumer loans are imposed by the States of New Hampshire or Massachusetts. At December 31, 1998, the State of Vermont imposed ceilings ranged from 18% to 24% depending on the loan amount and underlying collateral on consumer loans. The State of New York imposes ceilings of 16% to 25% depending on the type of consumer loan. These caps expose the Corporation to interest rate risk should market rates increase above these limits. As of December 31, 1998 and 1997, respectively, $504.3 million and $564.2 million of loans had interest rate caps.

      Financial instruments with off-balance-sheet credit risk are as follows:

                                                                            As of December 31, 1998
                                                                      -----------------------------------
(In thousands)                                                         Fixed      Variable       Total
                                                                      -----------------------------------

Financial instruments whose contract amounts represent maximum credit risk-non-trading instruments:
  Commitments to extend credit for mortgage loans held for sale       $30,307     $  5,007     $   35,314
  Commitments to extend credit                                         36,009      115,634        151,643
  Unused lines of credit                                                    -      751,428        751,428
  Letters of credit and standby letters of credit                           -       76,568         76,568
  Mortgage loans sold with recourse                                     1,096          520          1,616
                                                                      -----------------------------------
      Total non-trading instruments                                   $67,412     $949,157     $1,016,569
                                                                      ===================================
Financial instruments whose notional amounts exceed the amount of credit risk:
  Interest rate swap agreements (pay fixed)                           $50,000     $      -     $   50,000
                                                                      ===================================
  Interest rate floor agreements (pay variable)                       $     -     $295,000     $  295,000
                                                                      ===================================
  Interest rate corridor agreements (pay fixed)                       $50,000     $      -     $   50,000
                                                                      ===================================

                                                                            As of December 31, 1997
                                                                      -----------------------------------
(In thousands)                                                         Fixed      Variable       Total
                                                                      -----------------------------------

Financial instruments whose contract amounts represent maximum credit risk-non-trading instruments:
  Commitments to extend credit for mortgage loans held for sale       $13,442     $  4,415     $   17,857
  Commitments to extend credit                                         10,450       81,666         92,116
  Unused lines of credit                                                    -      526,731        526,731
  Letters of credit and standby letters of credit                           -       67,469         67,469
  Mortgage loans sold with recourse                                     1,259           82          1,341
                                                                      -----------------------------------
      Total non-trading instruments                                   $25,151     $680,363     $  705,514
                                                                      ===================================

Financial instruments whose notional amounts exceed the amount of credit risk:
  Interest rate swap agreements (pay variable)                        $     -     $ 50,000     $   50,000
                                                                      ===================================
  Interest rate floor agreements (pay variable)                       $     -     $295,000     $  295,000
                                                                      ===================================


Interest Rate Hedging Contracts

      Interest rate hedging transactions generally involve the exchange of fixed and variable rate interest payment obligations without the exchange of the underlying principal (or notional) amounts. The Corporation's swaps, corridors and floors are used as an interest rate risk management tool to correct imbalances between the re-pricing characteristics of certain interest earning assets and certain interest-bearing liabilities, thus protecting the net interest income from adverse changes in interest rates.

      The Corporation is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the agreement. However, Banknorth minimizes this risk by performing normal credit reviews on the counterparties and by limiting its exposure to any one counterparty. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. As of December 31, 1998, the Company does not expect any counterparties to fail to meet their obligations.

      The following provides information related to interest rate hedging instruments as of December 31, 1998 and 1997 and for the years then ended:


(In thousands)                                       1998        1997
                                                   --------------------

Interest Rate Swap Contracts:
  Notional amount at end of period                 $ 50,000    $ 50,000
  Average notional amount during the year            20,274      50,000
  Fair value at year-end                                292         328
  Weighted average rate paid at end of year            4.99%       5.84%
  Weighted average rate received at end of year        5.18%       6.37%

Interest Rate Floor Contracts:
  Notional amount at end of period                 $295,000    $295,000
  Average notional amount during the year           295,000     295,000
  Carrying value at year-end                            920       1,486
  Fair value at year-end                              3,057       2,516
  Weighted average rate paid at end of year            5.29%       5.84%
  Weighted average rate received at end of year        5.99%       5.69%

Interest Rate Corridor Contracts:
  Notional amount at end of period                 $ 50,000    $      -
  Average notional amount during the year             1,370           -
  Carrying value at year end                            393           -
  Fair value at year-end                                440           -


      As of December 31, 1998, the maturity dates of the interest rate swap agreements ranged from December 21, 2001 to February 21, 2002. The maturity dates of the interest rate corridor agreements were December 21, 2003. The maturity dates of the interest rate floor agreements ranged from January 31, 2000 to June 4, 2001.

Data Processing Contract

      Effective June 24, 1998, the Company entered into a facilities management contract with a third-party data processing company. Under terms of the facilities management contract, the Company will pay a minimum of $6.6 million for the remainder of the contract, which expires in December, 2000. In addition, fees will be adjusted annually for inflation, based upon the Consumer Price Index for all Urban Consumers-All Items, and based upon actual increases of certain expenditures made on behalf of the Company by the third-party data processing company, with no increase to exceed eight percent, or be less than two percent.

      Required minimum annual payments under these contracts were as follows at December 31, 1998:


(In thousands)

      1999    $3,320
      2000     3,276
              ------
              $6,596
              ======


Contingent Liabilities

      The Corporation has a self-insurance plan which covers both medical and dental benefits for employees. Under the terms of the plan, the Company pays up to a maximum of $125 thousand per employee on medical and dental claims.

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

Securities Available for Sale and Investment Securities
 Held to Maturity

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

Interest Rate Floor and Corridor Agreements

      The estimated fair value of interest rate floor and corridor agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

Deposit Liabilities

      The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, is regarded to be the amount payable on demand as of December 31, 1998 and 1997. The estimated fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities as compared to the cost of borrowing funds in the market.

Long-Term Debt

      The fair value for the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues.

Guaranteed Preferred Beneficial Interests in
 Corporation's Junior Subordinated Debentures

      The estimated fair value of the capital securities are obtained from dealer quotes.

Table of On-Balance-Sheet Financial Instruments

      The carrying value and estimated fair values of financial instruments were as follows:

                                                                       December 31, 1998             December 31, 1997
                                                                   ------------------------------------------------------
                                                                                  Estimated                     Estimated
                                                                    Carrying         Fair         Carrying         Fair
(In thousands)                                                       Amount         Value          Amount         Value
                                                                   ------------------------------------------------------

Financial Assets:
  Cash and due from banks                                          $  164,826     $  164,826     $  112,297     $  112,297
  Money market investments                                              4,900          4,900             71             71
  Securities available for sale                                     1,127,865      1,127,865        958,553        958,553
  Loans held for sale                                                  42,996         43,321         24,958         25,055
  Investment securities, held to maturity                              20,545         21,606         58,626         59,832
  Loans                                                             2,837,106      2,842,959      2,642,094      2,638,335
    Less: Allowance for loan losses                                    44,537              -         38,551              -
                                                                   -------------------------------------------------------
  Net loans                                                         2,792,569      2,842,959      2,603,543      2,638,335
  Accrued interest receivable                                          21,244         21,244         23,277         23,277
  Interest rate floor and corridor agreements                           1,313          3,497          1,486          2,516

Financial Liabilities:
  Deposits:
    Demand, NOW, savings and money market accounts                 $2,366,122     $2,366,122     $1,850,980     $1,850,980
    Time deposits                                                   1,273,375      1,277,906      1,202,654      1,208,633
    Short-term borrowed funds                                         281,634        281,634        449,935        449,935
    Long-term debt                                                     74,325         76,158         42,249         42,926
    Accrued interest payable                                            7,101          7,101          7,530          7,530
    Guaranteed preferred beneficial interests in Corporation's
     junior subordinated debentures                                    30,000         34,284         30,000         33,638


Commitments to Extend Credit, Unused Lines of Credit,
 Letters of Credit, Standby Letters of Credit and
 Financial Guarantees

      These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and unused lines of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For loan commitments and unused lines of credit for which the Company has locked in an interest rate, estimated fair value also considers the difference between current levels of interest rates and the committed rates. As of December 31, 1998 and 1997, the fair value was estimated at $93 thousand and $12 thousand for commitments to extend credit and $87 thousand and $147 thousand for unused lines of credit, respectively. The estimated fair value of financial guarantees, such as mortgage loans sold with recourse, letters of credit and standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The estimated fair value of such financial guarantees as of December 31, 1998 and 1997 were $1.7 million in both years.

Interest Rate Swap Agreements

      The estimated fair value of interest rate swap agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the contracts or agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties. The fair value of interest rate swap agreements at December 31, 1998 and 1997 was $292 thousand and $328 thousand, respectively.

21.  Parent Company Only Financial Statements

      The following information presents the financial position of Banknorth Group, Inc. (Parent Company) at December 31, 1998 and 1997 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1998:

BALANCE SHEETS

                                                                               December 31,
                                                                           ---------------------
(In thousands)                                                               1998         1997
                                                                           ---------------------

Assets
  Cash and due from subsidiary banks                                       $     76     $     50
  Securities purchased under agreements to resell to a subsidiary bank       18,317        4,737
                                                                           ---------------------
      Cash and cash equivalents                                              18,393        4,787
  Investment in equity of bank subsidiaries                                 333,860      322,911
  Investment in equity of non-bank subsidiaries                               1,268        1,257
  Securities available for sale, at fair value                                6,039       15,126
  Loans to bank subsidiaries                                                      -       10,438
  Premises, equipment and software, net                                      11,601       11,480
  Other assets                                                               10,270        9,137
                                                                           ---------------------
      Total assets                                                         $381,431     $375,136
                                                                           =====================

Liabilities & Shareholders' Equity
  Long-term debt                                                           $  8,263     $ 11,040
  Other liabilities                                                          20,978       15,040
  Liability to trust subsidiary related to capital securities                30,928       30,928
  Total shareholders' equity                                                321,262      318,128
                                                                           ---------------------
      Total liabilities & shareholders' equity                             $381,431     $375,136
                                                                           =====================


STATEMENTS OF INCOME

                                                                                          Years Ended December 31,
                                                                                      ---------------------------------
(In Thousands)                                                                         1998         1997         1996
                                                                                      ---------------------------------

Income:
  Dividends from bank subsidiaries                                                    $ 62,559     $25,848     $ 67,965
  Service fees paid by subsidiaries                                                     33,875      32,685       28,791
  Interest income on loans from bank subsidiaries                                          397       1,025            -
  Other interest income                                                                  1,259       1,047          310
  Net securities transactions                                                              164         220            -
  Other income                                                                           2,133       2,069        1,313
                                                                                      ---------------------------------
      Total income                                                                     100,387      62,894       98,379

Expenses:
  Compensation                                                                          16,067      15,459       14,015
  Employee benefits                                                                      3,616       4,192        3,178
  Net occupancy                                                                          2,161       2,005        1,510
  Equipment and software                                                                 4,004       4,002        3,651
  Printing and supplies                                                                  1,003       1,123        1,261
  Legal and other professional                                                           1,703       1,609        1,635
  Data processing                                                                        4,541       4,895        4,545
  Directors' fees and expenses                                                             857         895          531
  Communications                                                                           545         521          465
  Training and education                                                                   617         591          592
  Postage                                                                                  745         899          888
  Interest                                                                                 714         922        1,372
  Interest on liability to trust subsidiary related to capital securities                3,254       2,169            -
  Merger and acquisition related expenses                                                7,293           -            -
  Other expenses                                                                         2,294       2,193        2,518
                                                                                      ---------------------------------
      Total expenses                                                                    49,414      41,475       36,161
  Income before income tax benefit and equity in undistributed (distributions in
   excess of) income of subsidiaries                                                    50,973      21,419       62,218
Income tax benefit                                                                      (2,070)     (1,707)      (2,501)
                                                                                      ---------------------------------
Income before equity in undistributed (distributions in excess of) income of bank
 subsidiaries                                                                           53,043      23,126       64,719
Equity in undistributed (distributions in excess of) income of bank subsidiaries       (24,135)     18,630      (29,058)
Equity in undistributed income of non-bank subsidiaries                                     12          60           42
                                                                                      ---------------------------------
Net income                                                                            $ 28,920     $41,816     $ 35,703
                                                                                      =================================


STATEMENTS OF CASH FLOWS

                                                                                                Years Ended December 31,
                                                                                           ----------------------------------
(In thousands)                                                                               1998         1997         1996
                                                                                           ----------------------------------

Increase in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                                               $ 28,920     $ 41,816     $ 35,703
  Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization of premise, equipment and software                            1,826        1,711        1,492
  Amortization of employee restricted stock, net                                                797          769          438
  Issuance of restricted stock units under directors' deferred compensation
   plan, net                                                                                    348          100            -
  Net securities transactions                                                                  (164)        (220)           -
  Decrease in interest payable                                                                  (25)         (10)         (27)
  Decrease (increase) in other assets                                                        (1,031)      (7,933)         472
  Increase in accrued expense and other liabilities                                           5,688        4,731        3,083
  ESOP compensation expense                                                                     177          168          159
  Equity in undistributed distribution in excess of (income of subsidiaries)                 24,123      (18,690)      29,016
                                                                                           ----------------------------------
      Total adjustments                                                                      31,739      (19,374)      34,633
                                                                                           ----------------------------------
      Net cash provided by operating activities                                              60,659       22,442       70,336
                                                                                           ----------------------------------
Cash flows from investing activities:
  Proceeds from maturity of securities available for sale                                     4,556        1,346          250
  Proceeds from sale of securities available for sale                                         4,478          325            -
  Purchase of securities available for sale                                                       -      (15,963)           -
  Decrease (increase) in loans to subsidiaries                                               10,438      (11,705)        (883)
  Decrease (increase) in investment in equity of subsidiaries                               (34,498)       3,794      (75,471)
  Capital expenditures                                                                       (1,952)      (2,211)      (2,466)
                                                                                           ----------------------------------
      Net cash used in investment activities                                                (16,978)     (24,414)     (78,570)
                                                                                           ----------------------------------
Cash flows from financing activities:
  Purchase of treasury stock                                                                (17,337)     (15,871)      (5,992)
  Fractional shares repurchased                                                                 (17)           -            -
  Issuance of liability to trust subsidiary related to capital securities                         -       30,000            -
  Issuance of common stock, net of expenses                                                       -            -       32,216
  Payments on long-term debt                                                                 (2,776)      (2,696)      (5,632)
  Exercise of employee stock options, net                                                     5,127        3,907        1,433
  Dividends paid                                                                            (15,072)     (13,939)     (11,806)
  Transfer from subsidiaries of restricted stock units under directors' deferred
   compensation plan, net                                                                         -        1,431            -
                                                                                           ----------------------------------
      Net cash provided by (used in) financing activities                                   (30,075)       2,832       10,219
                                                                                           ----------------------------------
  Net increase in cash and cash equivalents                                                  13,606          860        1,985
                                                                                           ----------------------------------
  Cash and cash equivalents at beginning of year                                              4,787        3,927        1,942
                                                                                           ----------------------------------
  Cash and cash equivalents at end of year                                                 $ 18,393     $  4,787     $  3,927
                                                                                           ==================================
Additional disclosure relative to cash flows:
  Interest paid                                                                            $    714     $    979     $  1,379
                                                                                           ==================================
  Taxes paid                                                                               $    748     $    440     $     25
                                                                                           ==================================
Supplemental schedule of non-cash investing and financing activities:
  Adjustment of securities available for sale to fair value, net of tax                    $   (145)    $     48     $     52
  Adjustment of securities available for sale and securities available for sale
   transferred to investment securities to fair value, net of tax, at the subsidiaries          585        4,740        2,559
  Minimum pension liability adjustments                                                        (250)           -            -
  Issuance of restricted stock units under directors' deferred compensation
   plan, net                                                                                      -        1,739            -

Form 10-K

      The following is a copy, except for the cover page, cross-reference sheet, certain portions of Part IV, signature pages, exhibit index and exhibits, of the Annual Report of Banknorth Group, Inc. (the "Company") on Form 10-K for the year ended December 31, 1998 filed with the Securities and Exchange Commission (the "Commission").

      Certain information included herein is incorporated by reference from the Company's 1998 Annual Report to Shareholders ("Annual Report") as indicated below. Except for those portions of the Annual Report which are expressly incorporated herein by reference, the Annual Report is not to be deemed filed with the Commission. The Annual Report and Form 10-K have not been approved or disapproved by the Commission, nor has the Commission passed upon the accuracy or adequacy of the same.


Part I                                                  Pages
Item 1.     Business                                    3-30, 64
Item 2.     Properties                                  45-46, 66
Item 3.     Legal Proceedings                           58, 66
Item 4.     Submission of Matters to a Vote of
             Security Holders                           N/A

Part II
Item 5.     Market for Registrant's Common
             Equity and Related Shareholder
             Matters                                    cover, 66, 68
Item 6.     Selected Financial Data                     29
Item 7.     Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                  3-30
Item 7a.    Quantitative and Qualitative
             Disclosures about Market Risk              9-11
Item 8.     Financial Statements and
             Supplementary Data                         33-63
Item 9.     Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure                       66

Part III*
Item 10.    Directors and Executive Officers of
             the Registrant                             4-5, 15
Item 11.    Executive Compensation                      8-14, 16-23
Item 12.    Security Ownership of Certain
             Beneficial Owners and
             Management                                 2-4
Item 13.    Certain Relationships and Related
             Transactions                               8-9

Part IV**
Item 14.    Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K

<F*>  The information required by Part III is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 1999.

<F**> A list of exhibits in the Form 10-K is set forth on the Exhibit Index included in the Form 10-K filed with the Commission and incorporated herein by reference. Copies of any exhibit to the Form 10-K may be obtained from the Company by contacting Corporate Communications, Banknorth Group, Inc., P.O. Box 5420, Burlington, Vt., 05402-5420. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Company and notes thereto in the Annual Report.

Business

      Banknorth Group, Inc. is the sole owner of five Vermont based banks; namely, First Vermont Bank and Trust Company and its sole subsidiary, Banknorth Mortgage Company, Franklin Lamoille Bank, The Howard Bank, N.A., Granite Savings Bank and Trust Company and Woodstock National Bank; one Vermont limited charter bank, The Stratevest Group, N.A., a trust company; one interim New Hampshire bank holding company, namely North American Bank Corporation and its sole subsidiary, Farmington National Bank; one Massachusetts based bank; First Massachusetts Bank, NA.; and one New York based bank, Evergreen Bank, N.A. and its sole subsidiary. Banknorth also established Banknorth Capital Trust 1 in May 1997. The trust exists for the exclusive purpose of issuing and selling 30-year guaranteed preferred beneficial interests in Corporation's junior subordinated debentures. Banknorth is also the sole owner of North Group Realty, Inc., which owns real estate utilized in the operation of Banknorth.

      On December 31, 1998, the shareholders of Banknorth and Evergreen approved a merger between the two organizations. Evergreen was merged with and into Banknorth. As of December 31, 1998, Evergreen Bank had total assets of $1.1 billion and deposits of $971.9 million.

      On November 13, 1998, Banknorth completed the purchase from BankBoston, N.A. of ten full-service branches, one limited service branch and nine remote ATM locations in the Berkshire region of Massachusetts, as well as private banking relationships associated with the branches. These branches were consolidated into Banknorth's Massachusetts subsidiary, First Massachusetts Bank, N.A. The transaction was accounted for under purchase accounting rules. First Massachusetts, N.A. was organized by Banknorth in 1996 in connection with the purchase of thirteen banking offices of Shawmut Bank, N.A. in central and western Massachusetts. The transaction was accounted for under purchase accounting rules.

      The subsidiary banks offer a full range of loan, deposit, investment products and trust services designed to meet the financial needs of individual consumers, businesses and municipalities. Mortgage banking services are also offered through Banknorth Mortgage Company, a wholly-owned subsidiary of First Vermont Bank and Trust Company. These services are currently offered in the states of Vermont, Massachusetts, New York and New Hampshire through a network of 99 banking offices.

      Based on total assets of $4.4 billion as of December 31, 1998, Banknorth is the largest bank holding company based in Vermont. In December 1998, Banknorth and its subsidiaries employed 1,500 on a full-time equivalent basis.

Competition

      Competition within New England and upstate New York for banking and related business is strong. Banknorth, through its subsidiaries, competes with both state and nationally-charted commercial banks for deposits, loans and trust accounts, and with savings and loan associations, savings banks and credit unions for deposits and loans. In addition, there is significant competition with other financial institutions including personal loan companies, mortgage banking companies, finance companies, insurance companies, securities firms, mutual funds and certain government agencies as well as major retailers all actively engaged in providing various types of loans and other financial services.

Supervision and Regulation

      As a registered bank holding company, Banknorth is subject to regulation and examination by the Federal Reserve Board ("FRB"). Certain of Banknorth's subsidiaries are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency, or organized as state-chartered, FDIC-insured non-Federal Reserve member banks, which are subject to regulation, supervision and examination by the applicable state banking regulators and the FDIC. The following discussion summarizes certain aspects of applicable banking laws and regulations.

      The activities of Banknorth and those of companies which it controls or in which it holds more than 5% of the voting stock are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or any other activity which the FRB determines to be so closely related to banking and managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies, such as Banknorth, are required to obtain prior approval of the FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any company.

      Bank holding companies are also required to obtain prior approval of the FRB before acquiring more than 5% of any class of voting stock of any bank, which is not already majority-owned by the bank holding company. With the passage of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("the Interstate Banking and Branching Act"), bank holding companies became able to acquire banks based outside their home states beginning September 29, 1995, without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank be organized and have been operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company control no more than 10% of the total amount of insured deposits nationwide and no more than 30% of insured deposits in that state (or such lesser or greater amount set by state law).

      The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches. This provision, which was effective June 1, 1997, allowed each state, prior to the effective date, the opportunity to "opt out" of this provision, thereby prohibiting interstate branching within that state. None of the states in which the banking subsidiaries of Banknorth are located have "opted out" of interstate branching. In addition, under the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching. None of the four states in which Banknorth currently operates (Massachusetts, New Hampshire, New York and Vermont) has adopted legislation permitting de novo interstate branching, but all of such states except New Hampshire permit the acquisition of existing branches by an out-of-state bank or bank holding company. Banknorth regularly evaluates merger and acquisition opportunities, and it anticipates that it will continue to evaluate such opportunities in light of this legislation.

      Bank holding companies and their affiliates are subject to certain restrictions under the Federal Reserve Act regarding, among other things, extensions of credit, transfers of assets and purchases of services among affiliated parties. Further, under the Federal Reserve Act and FRB regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit or furnishing of property or services to third parties.

      Various laws and regulations administered by the OCC, the FDIC and the state banking regulators affect the corporate practices of Banknorth's subsidiary banks, such as payment of dividends, incurring of debt and acquisition of financial institutions and other companies, and affect their business practices such as payment of interest on deposits, the charging of interest on loans, the types of business conducted and the location of offices. There are no regulatory orders resulting from regulatory examinations of any of the subsidiary banks of Banknorth.

      The ability of Banknorth to pay dividends to its shareholders is largely dependent on the ability of its subsidiaries to pay dividends to it. Payment of dividends by Vermont-chartered banks is subject to applicable state and federal laws; payment of dividends by national banks is subject to applicable federal law. National banks must obtain the approval of the OCC for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the bank's net profits (as defined by applicable law) for that year, combined with its retained net profits for the preceding two years. Furthermore, a national bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable law.

      In addition, the FRB, the OCC, the FDIC and state banking regulators are authorized under applicable federal and state law to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank's or bank holding company's capital base, or render it illiquid, could be deemed to constitute such an unsafe or unsound practice. The FRB, the FDIC and the OCC have each indicated that banking organizations should generally pay dividends only out of current operating earnings.

      The FRB, the FDIC, and the OCC have issued substantially similar risk-based and leverage capital guidelines for United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The FRB's risk-based capital guidelines define a two-tier capital framework and specify three relevant capital ratios: Tier I Capital Ratio, a Total Capital Ratio and a "Leverage Ratio". "Tier I Capital" consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. "Tier 2 Capital" consists of subordinated and other qualifying debt, and the allowance for loan losses up to 1.25% of risk-weighted assets. The sum of Tier I Capital and Tier 2 Capital, less investments in unconsolidated subsidiaries, represents qualifying "Total Capital" at least 50% of which must consist of Tier 1 Capital. Risk-based capital ratios are calculated by dividing Tier 1 Capital and Total Capital by risk-weighted assets. Assets and off balance sheet exposures are assigned to one of four categories or risk weights, based primarily on relative credit risk. The minimum Tier 1 Capital is 4% and the minimum Total Capital Ratio is 8%. The Leverage Ratio is determined by dividing Tier 1 Capital by adjusted average total assets. Although the stated minimum Leverage Ratio is 3%, most banking organizations are required to maintain Leverage Ratios of at least 1 to 2 percentage points above 3%.

      Under applicable federal laws and regulations, deposit insurance premium assessments to the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") are based on a supervisory risk rating system, with the most favorably rated institutions paying no premiums. The deposits of each of Banknorth's subsidiary banks are insured under the BIF and each such bank, except First Massachusetts Bank is presently in the most favorable deposit insurance assessment category, and pays no deposit premium assessment. Following the Berkshire acquisition, the premium assessment rates of First Massachusetts bank was based on those for "adequately capitalized" institutions and are expected to remain in that category for the remainder of 1999. Payment of deposit premiums will not have a material impact on First Massachusetts Bank or Banknorth.

      Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in state legislatures and before the various bank regulatory agencies. A significant financial modernization bill (H.R. 10) was introduced during the last session of Congress but failed to pass and has been reintroduced, with certain modifications during the current session. The likelihood or timing of passage, the terms any legislation may ultimately contain, or its potential impact on Banknorth or its subsidiaries, cannot be predicted with any certainty.

Properties

      As of December 31, 1998, Banknorth subsidiaries operated 99 community banking offices and 143 automated banking machines in the states of Vermont, Massachusetts, New York and New Hampshire. The Company's headquarters are located at 300 Financial Plaza, Burlington, Vt.

      The Company leases certain premises from third parties under terms and conditions considered by management to be favorable to the Company.

      Additional information relating to the Company's properties is set forth in note 7 to the consolidated financial statements on pages 45-46 of the Annual Report and incorporated herein by reference.

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

Market for Registrant's Common Equity and Related
 Shareholder Matters

      Banknorth's common stock, $1.00 par value per share ("Common Stock"), is in the over-the-counter market, quoted on the NASDAQ National Market System ("NASDAQ"). As of December 31, 1998, there were 5,642 holders of record of the Common Stock.

      Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the board of directors and, in the event of dissolution and liquidation, to receive the net assets of Banknorth remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on the payment of dividends by the Company and its bank subsidiaries is set forth under "Business - Supervision and Regulation" and in note 14 to the consolidated financial statements on pages 51 in the Annual Report and incorporated herein by reference.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      There were no changes in accountants, nor were there any disagreements with the accountants on accounting and financial disclosure.

Part IV.
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a)  Documents Filed as Part of this Report
a.1.  List of financial statements:
      Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996 Consolidated Balance Sheets at December 31, 1998 and December 31, 1997
      Consolidated Statements of Changes in Shareholders' Equity for the
       years ended December 31, 1998, 1997, and 1996
      Consolidated Statements of Cash Flow for the years ended December 31,
       1998, 1997, and 1996

a.2.  List of financial schedules
      N/A

a.3.  Exhibits
      Item No.
      3(i) Certificate of Incorporation of the Company, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4
                    (Registration No. 333-68237) and incorporated herein by reference.

      3(ii)         Amendment dated June 2, 1998 to the Company's
                    Certificate of Incorporation, previously filed with the Commission as Exhibit 3(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

      3(iii) By-laws of the Company, as amended and restated through June 23, 1998, previously filed with the Commission as
                    Exhibit 3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

      3(iv) Text of amendment to Article III, Section 3.1 of the Company's By-laws, as adopted on December 31, 1998.

      (4)(i) Common Stock Certificate of the Company, previously filed with the Commission as Exhibit 4 to the Company's Current Report on Form 8-K dated November 30, 1989, as amended on Form 8-K/A dated December 7, 1995, and incorporated herein by reference.

      (4)(ii) Rights Agreement, as amended, dated as of November 27, 1990, by and between the Company and Registrar & Transfer Company, previously filed with the Commission as Exhibit 1 to the Company's Registration Statement on Form 8-A/A, dated September 4, 1998.

      (10)          Material contracts

      (10)(i) Supplemental Retirement Agreement dated November 1, 1987, between the Company and William H. Chadwick, previously filed with the Commission as Exhibit 10(xiv) to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference. *

      (10)(ii) Change-of-Control Agreement, dated as of July 17, 1998, between the Company and William H. Chadwick.*

      (10)(iii) Form of Change-in-Control Agreement, dated July 9, 1998, between the Company and certain executive officers.* (1)

      (10)(iv) Employment Agreement, dated July 31, 1998, between the Company and George W. Dougan.*

      (10)(v) Change-in-Control Agreement, dated as of December 31, 1998, between the Company and George W. Dougan.*

      (10)(vi) Banknorth Group, Inc. Comprehensive Long-term Executive Incentive Compensation Plan, as amended, previously filed with the Commission as Exhibit 10(4) to the Company's Registration Statement on Form S-3 (Reg. No. 33-80273), and incorporated herein by reference.*

      (10)(vii) Banknorth Group, Inc. Supplemental Employee Retirement Plan, dated January 1, 1995, previously filed with the Commission as Exhibit 10(xvi) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.*

      (10)(viii) Banknorth Group, Inc. 1997 Management Incentive Compensation Plan, previously filed as Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.*

      (10)(ix)      Banknorth Group, Inc. 1998 Management Incentive
                    Compensation Plan.*

      (10)(x)       Banknorth Group, Inc. 1999 Management Incentive
                    Compensation Plan.*

      (10)(xi) 1994 Deferred Compensation Plan for Directors and Selected Executive Officers of Banknorth Group, Inc. and Participating Affiliates, amended and restated as of July 1, 1997, previously filed as Exhibit 4 to the Company's Registration Statement on Form S-8 (Reg. No. 333-38353), and incorporated herein by reference.*

      (10)(xii) 1997 Equity Compensation Plan for Banknorth Group, Inc., previously filed as Exhibit 4 to the Company's Registration Statement on Form S-8 (Reg. No. 333-38349), and incorporated herein by reference.*

      (10)(xiii) Amended and restated 1995 Stock Incentive Plan of Evergreen Bancorp, Inc., previously filed with the Commission as Exhibit 10(e) to the Evergreen Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.*

      (10)(xiv) 1995 Directors Stock Option Plan of Evergreen Bancorp, Inc., previously filed with the Commission as Exhibit
                    4.1 to Evergreen Bancorp, Inc.'s Registration Statement on Form S-8 (Registration No. 333-50225), and incorporated herein by reference.*

      (10)(xv) Amendment No. 1 to Directors Stock Option Plan of Evergreen Bancorp, Inc., previously filed with the Commission as Exhibit 10(g) to Evergreen Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.*

      (10)(xvi) Supplemental Executive Retirement Plan of Evergreen Bancorp, Inc., previously filed with the Commission as
                    Exhibit 10(I) Evergreen Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference.*

      (10)(xvii) Senior Officer Supplement Retirement Plan of Evergreen Bancorp, Inc., previously filed with the Commission as
                    Exhibit 10(i) to Evergreen Bancorp, Inc.'s Annual Report on Form 10-K for year ended December 31, 1995, and incorporated herein by reference.*

      10(xviii)     Credit Agreements, dated December 16, 1996, among
                    Banknorth Group, Inc., the lenders named therein, and The First National Bank of Chicago, as Agent, previously filed with the Commission as Exhibit 10(xii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and incorporated herein by reference.*

      10(xix) Affiliation Agreement and Plan of Reorganization, dated July 31, 1998 between Banknorth Group, Inc. and Evergreen Bancorp, Inc., previously filed with the Commission as Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-68237), and incorporated herein by reference.*

      (11)          Statement re Computation of Per Share Earnings

                    Basic earnings per share computations are based on the weighted average number of shares outstanding after giving retroactive effect to stock splits. The effect of the outstanding stock option and restricted stock awards, which are described in the note 18 to the 1998 Banknorth Group, Inc. consolidated financial statements, is reflected in diluted earnings per share. See note 16 to the consolidated financial statements for details on earnings per share computations for 1998, 1997, and 1996.

      (13) The Corporation's 1998 Annual Report to Shareholders, specifically designated portions of which have been incorporated by reference in this Report on Form 10-K, is filed herewith.

      (21)          Subsidiaries of Banknorth Group, Inc.

                    Evergreen Bank, N.A. and its wholly owned subsidiary, Evergreen Realty Funding Corp.
                    - New York

                    The Howard Bank, N.A.
                    - Vermont

                    First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company
                    - Vermont

                    Franklin Lamoille Bank
                    - Vermont

                    Granite Savings Bank and Trust Company
                    - Vermont

                    Woodstock National Bank
                    - Vermont

                    North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank
                    - New Hampshire

                    The Stratevest Group, N.A.
                    - Vermont

                    First Massachusetts Bank, N.A., and its wholly owned subsidiaries, First Massachusetts Security Corporation, and Northgroup Investment and Insurance Services, Inc.
                    - Massachusetts

                    Banknorth Capital Trust I
                    -Vermont

                    North Group Realty
                    - Vermont

      (23)          Independent Auditors' Report

                    Consent of Independent Public Accountants

(b)  Reports on Form 8-K

      There were no reports on Form 8-K filed during the fourth quarter of 1998.

[FN]
<F*>  denotes management contract or compensatory plan
<F1>  The form of Change-in-Control Agreement for Messrs. Thomas J. Pruitt,
      Richard J. Fitzpatrick, John M. Keel and Owen H. Becker is substantially the same.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banknorth Group, Inc.
By:  /s/ William H. Chadwick           By:  /s/ Thomas J. Pruit
   ----------------------------------------------------------------------------
        William H. Chadwick                    Thomas J. Pruitt
President and Chief Executive          Executive Vice President and Chief
Officer                                Financial Officer

Date:  March 24, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Name                                      Title                               Date
             ----------------------------------------------------------------------------------

/s/ Angelo P. Pizzagalli          Director, Chairman of the Board                     March 24, 1999
--------------------------------
    Angelo P. Pizzagalli

/s/ William H. Chadwick           Director, President and Chief Executive Officer     March 24, 1999
--------------------------------  (Principal Executive Officer)
    William H. Chadwick

/s/ Thomas J. Pruitt              Executive Vice President and Chief Financial        March 24, 1999
--------------------------------  Officer (Principal Financial Officer)
    Thomas J. Pruitt

/s/ Neal E. Robinson              Treasurer and Principal Accounting Officer          March 24, 1999
--------------------------------
    Neal E. Robinson

/s/ Thomas J. Amidon              Director                                            March 24, 1999
--------------------------------
    Thomas J. Amidon

/s/ Jacqueline D. Arthur          Director                                            March 24, 1999
--------------------------------
    Jacqueline D. Arthur

/s/ Robert A. Carrara             Director                                            March 24, 1999
--------------------------------
    Robert A. Carrara

/s/ Susan C. Crampton             Director                                            March 24, 1999
--------------------------------
    Susan C. Crampton

/s/ George W. Dougan              Director                                            March 24, 1999
--------------------------------
    George W. Dougan

/s/ Robert F. Flacke              Director                                            March 24, 1999
--------------------------------
    Robert F. Flacke

/s/ Luther F. Hackett             Director                                            March 24, 1999
--------------------------------
    Luther F. Hackett

/s/ Kathleen Hoisington           Director                                            March 24, 1999
--------------------------------
    Kathleen Hoisington

/s/ Douglas G. Hyde               Director                                            March 24, 1999
--------------------------------
    Douglas G. Hyde

/s/ Anthony J. Mashuta            Director                                            March 24, 1999
--------------------------------
    Anthony J. Mashuta

/s/ Richard M. Narkewicz, M.D.    Director                                            March 24, 1999
--------------------------------
    Richard M. Narkewicz, M.D.

/s/ John B. Packard               Director                                            March 24, 1999
--------------------------------
    John B. Packard

/s/ R. Allan Paul                 Director                                            March 24, 1999
--------------------------------
    R. Allan Paul

/s/ Thomas P. Salmon              Director                                            March 24, 1999
--------------------------------
    Thomas P. Salmon

/s/ Patrick E. Welch              Director                                            March 24, 1999
--------------------------------
    Patrick E. Welch


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

Earning assets

  Interest-bearing deposits with banks, securities available for sale, investment securities held to maturity, loans (net of unearned income), federal funds sold and securities purchased under agreements to resell.

Efficiency ratio

  Total other operating expense, excluding OREO/ repossession expense, goodwill amortization, merger and acquisition related expenses and other non-recurring expenses, as a percentage of net interest income, on a fully taxable equivalent basis, and total other operating income, excluding securities gains/losses and non-recurring items. All items on a fully taxable equivalent basis.

Expense ratio

  Total other operating expense, excluding OREO/ repossession expense, goodwill amortization, capital securities expense, merger and acquisition related expenses and other non-recurring expenses, less other operating income, excluding securities gains or losses and non-recurring items, as a percentage of average earning assets. All items on a fully taxable equivalent basis.

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

Non-performing assets

  When other real estate owned (OREO and repossessed assets) is added to non-performing loans, the result is defined as non-performing assets.

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

Pooling of interests

  An accounting method used for a combination in which the shareholders of the combining entities become shareholders in a combined company. The operating results of the two entities are "pooled" together historically as if they were always one company.

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