Form 10-Q
period 1999-03-31
BANKNORTH GROUP INC /NEW/ /DE/
filed 1999-05-13
CIK 851105

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

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

23,204,585 shares of common stock, $l.00 par, outstanding on March 31, 1999.


                             INDEX TO FORM 10-Q

PART I                                                               PAGE

          Financial Highlights (Unaudited)                             1

  Item l  Interim Financial Statements

          Consolidated Statements of Income for the Three Months
          Ended March 31, 1999 and 1998 (Both unaudited)               2

          Consolidated Balance Sheets at March 31, 1999 (Unaudited),
          December 31, 1998 and March 31, 1998 (Unaudited)             3

          Consolidated Statements of Changes in Shareholders'
          Equity for the Three Months Ended  March 31, 1999
          (Unaudited) and the Year Ended December 31, 1998             4

          Consolidated Statements of Cash Flows for the Three
          Months Ended March 31, 1999 and 1998 (Both unaudited)        5

          Notes to Unaudited Interim Consolidated Financial
          Statements                                                   6

          Independent Auditors' Review Report                          7

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8

  Item 3  Quantitative and Qualitative Disclosures about Market
          Risk                                                        16

PART II

  Item 1  Legal Proceedings                                           N/A

  Item 2  Changes in Securities                                       N/A

  Item 3  Defaults Upon Senior Securities                             N/A

  Item 4  Submission of Matters to a Vote of Security Holders         N/A

  Item 5  Other Information                                           N/A

  Item 6  Exhibits and Reports on Form 8-K                            34

          Signatures                                                  35


1st Quarter 1999 Financial Highlights (Unaudited)

                                                                     Three Months                      Twelve Months
                                                                    Ended March 31,                  Ended December 31,
                                                             ----------------------------      ----------------------------


(In thousands, except share and per share data)                  1999             1998             1998             1997
                                                                 ----             ----             ----             ----

INCOME DATA
  Net income, as reported                                    $    13,454      $     9,900      $    28,920      $    41,816
  Less "non-operating" income items:
    Net securities transactions                                      225             (429)             519              266
    Net gain on curtailment of pension plan                        2,577               --               --               --
    Gain on sale of merchant processing                               --               --               --            2,432
      Total "non-operating" income items                           2,802             (429)             519            2,698
    Income taxes on "non-operating" income items                   1,140             (148)             195              946
      Total "non-operating" income items, net of taxes             1,662             (281)             324            1,752
  Add "non-operating" expense items:
    Merger and acquisition related expenses                        1,173               --           21,968               --
    Income taxes on "non-operating" expense items                    425               --            5,710               --
      Total "non-operating" expense  items, net of taxes             748               --           16,258               --

  Income from operations (1)                                 $    12,540      $    10,181      $    44,854      $    40,064

  Cash income from operations (2)                            $    13,838      $    10,974      $    48,300      $    43,236

SHARE AND PER SHARE DATA
  Basic wtd. avg. number of shares                            23,353,668       23,430,477       23,277,560       23,705,320
  Basic earnings per share (Basic EPS)
    Net income                                               $      0.58      $      0.42      $      1.24      $      1.76
    Income from operations (1)                                      0.54             0.43             1.93             1.69
    Cash income from operations (2)                                 0.59             0.47             2.07             1.82

  Diluted wtd. avg. number of shares                          23,663,808       23,835,238       23,669,540       24,042,800
  Diluted earnings per share (Diluted EPS)
    Net income                                               $      0.57      $      0.42      $      1.22      $      1.74
    Income from operations (1)                                      0.53             0.43             1.90             1.67
    Cash income from operations (2)                                 0.58             0.46             2.04             1.80

  Shares outstanding, net of treasury
   shares, p.e                                                23,204,585       23,228,855       23,179,092       23,515,335
  Book value, p.e.                                           $     13.98      $     13.59      $     13.86      $     13.53
  Tangible book value, p.e.                                        10.63            12.31            10.40            12.21

  Market price: (2)
    High                                                           37.25            37.38            42.75            33.50
    Low                                                            24.75            27.63            23.50            20.00
    Average close                                                  29.11            32.34            33.18            24.42
    Last                                                           28.25            36.50            37.63            32.13
  Share volume (2)                                             3,665,138        2,161,724        9,803,072        7,907,500
  Average monthly share volume (2)                             1,221,713          720,575          816,923          658,958

  Price/Tangible book value, p.e.                                  265.8%           296.5%           361.8%           263.1%
  Price/Diluted EPS (last 4 qtrs.)                                  20.6             21.0             30.8             18.5
  Price/Diluted income from operations per share (last
   4 qtrs.)                                                         14.2             21.6             19.8             19.2

AVERAGE BALANCES
  Assets                                                     $ 4,359,674      $ 3,937,086      $ 4,062,619      $ 3,743,169
  Earning assets                                               4,039,200        3,713,196        3,819,997        3,546,541
  Loans                                                        2,835,880        2,642,333        2,684,169        2,578,746
  Goodwill                                                        77,319           30,552           35,797           33,883
  Deposits                                                     3,580,187        3,067,842        3,213,973        2,947,820
  Short-term borrowed funds                                      304,361          438,700          390,641          389,586
  Long-term debt                                                  74,141           46,044           63,776           47,139
  Guaranteed preferred beneficial interests in
   Corporation's subordinated debentures                          30,000           30,000           30,000           20,137
  Shareholders' equity                                           321,381          315,790          323,121          303,357

KEY RATIOS AND OTHER INFORMATION
  Return on average assets:
    Net income                                                      1.25%            1.02%            0.71%            1.12%
    Income from operations (1)                                      1.17             1.05             1.10             1.07
    Cash income from operations (2)                                 1.29             1.13             1.19             1.16
  Return on average shareholders' equity:
    Net income                                                     16.98            12.71             8.95            13.78
    Income from operations (1)                                     15.82            13.08            13.88            13.21
    Cash income from operations (2)                                17.46            14.09            14.95            14.25

  Efficiency ratio                                                 58.56            61.37            59.78            61.65
  Total non-interest income from
   operations/total gross revenue (fte)                           21.60            18.64            19.83            17.78

  Stratevest total assets under management                   $ 3,990,756      $ 2,313,558      $ 4,126,000      $ 2,478,000
  Managed assets with discretionary powers                     2,655,515        1,131,389        2,478,000        1,446,000

  Net loan charge-offs to average loans                             0.12%            0.15%            0.21%            0.26%
  Provision for loan losses to average loans                        0.28             0.35             0.35             0.36
  Allowance for loan losses to loans, p.e.                          1.61             1.50             1.57             1.46
  Allowance for loan losses coverage of
   non-performing loans, p.e.                                     207.02           192.52           212.14           188.24
  Non-performing assets to total assets, p.e.                       0.55             0.57             0.55             0.59

  Total capital to risk-adjusted assets, p.e.                      10.36            12.33            10.00            12.55
  Tier 1 capital to risk-adjusted assets, p.e.                      9.10            11.08             8.75            11.30
  Tier 1 capital to quarterly average total assets (leverage)       6.44             8.00             6.43             8.18
  Tangible shareholders' equity to tangible assets, p.e.            5.79             7.20             5.58             7.36

Note: All share and per share data has been restated to give retroactive effect to stock splits.
<F1>  Income from operations equals net income, excluding merger expenses, net securities transactions, gain on sale of merchant processing, and gain on curtailment of pension plan, net of income tax.
<F2>  Cash income from operations represents income from operations, excluding goodwill amortization expense, net of income tax effect.
<F3>  Market price per share and share volume represents the historical market price per share and share volume of Banknorth Group, Inc.


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                   Three Months
                                                                 Ended March 31,
                                                             ----------------------
(In thousands, except per share data)                          1999           1998
                                                               ----           ----

Interest and dividend income:
  Interest and fees on loans                                 $60,422        $58,865
  Interest on money market investments                           202            217
  Interest on securities available for sale                   16,903         15,654
  Interest on investment securities held                         331          1,018
                                                             ----------------------
      Total interest and dividend income                      77,858         75,754

Interest expense:
  Deposits                                                    30,413         28,967
  Short-term borrowed funds                                    3,211          5,777
  Long-term debt                                               1,132            745
                                                             ----------------------
      Total interest expense                                  34,756         35,489
                                                             ----------------------

Net interest income                                           43,102         40,265
  Less: provision for loan losses                              2,000          2,340
                                                             ----------------------

Net interest income after provision for loan losses           41,102         37,925
                                                             ----------------------

Other operating income:
  Income from trust and investment management fees             4,833          2,962
  Service charges on deposit accounts                          3,198          2,879
  Mortgage banking income                                      1,324          1,094
  Card product income                                            613            430
  ATM income                                                     619            482
  Net securities transactions                                    225           (429)
  Bank owned life insurance                                      539            540
  Net gain on curtailment of pension plan                      2,577             --
  Other income                                                   901            920
                                                             ----------------------
      Total other operating income                            14,829          8,878

Other operating expenses:
  Compensation                                                13,390         12,919
  Employee benefits                                            3,385          3,294
  Net occupancy                                                3,039          2,620
  Equipment and software                                       2,444          2,317
  Data processing                                              2,102          1,735
  FDIC deposit insurance and other regulatory                    294            280
  Other real estate owned and repossession                       154            356
  Legal and professional                                         927          1,102
  Printing and supplies                                          737            798
  Advertising and marketing                                    1,149            974
  Communications                                                 963            719
  Amortization of goodwill                                     2,164          1,322
  Capital securities                                             789            789
  Merger and acquisition related expenses                      1,173             --
  Other expenses                                               3,564          3,277
                                                             ----------------------
      Total other operating expenses                          36,274         32,502
                                                             ----------------------

Income before income tax expense                              19,657         14,301
Income tax expense                                             6,203          4,401
                                                             ----------------------

Net income                                                   $13,454        $ 9,900
                                                             ======================

Basic earnings per share                                     $  0.58        $  0.42
                                                             ======================
Basic wtd. avg. number of shares                              23,354         23,430
                                                             ======================

Diluted earnings per share                                   $  0.57        $  0.42
                                                             ======================
Diluted wtd. avg. number of shares                            23,664         23,835
                                                             ======================

All share and per share data has been restated to give retroactive effect to stock splits.
See accompanying notes to unaudited interim consolidated financial statements.


Consolidated Balance Sheets

                                                                 March 31,     December 31,      March 31,
(In thousands, except share and per share data)                    1999            1998            1998
                                                                 ---------     ------------      ---------
                                                                (Unaudited)                     (Unaudited)

Assets
  Cash and due from banks                                      $  110,011      $  164,826      $  117,671
  Money market investments                                         18,253           4,900          16,904
                                                               ------------------------------------------
      Cash and cash equivalents                                   128,264         169,726         134,575
                                                               ------------------------------------------

  Securities available for sale, at fair value                  1,130,063       1,127,865         983,512
  Loans held for sale                                              32,400          42,996          46,549
  Investment securities, held to maturity
   (Fair value of $19,999 at March 31, 1999, $21,606 at
   December 31, 1998 and $50,710 at March 31, 1998)                19,462          20,545          49,605
  Loans                                                         2,833,658       2,837,106       2,651,608
  Less: allowance for loan losses                                  45,658          44,537          39,889
                                                               ------------------------------------------
      Net loans                                                 2,788,000       2,792,569       2,611,719
                                                               ------------------------------------------

  Accrued interest receivable                                      23,070          21,244          22,295
  Premises, equipment and software,  net                           50,682          50,936          44,983
  Other real estate owned and repossessed assets                    1,601           3,335           1,905
  Goodwill, net                                                    77,835          80,224          29,797
  Capitalized mortgage servicing rights                             5,658           5,351           4,938
  Bank-owned life insurance                                        42,845          42,306          40,617
  Other assets                                                     38,642          45,784          31,003
                                                               ------------------------------------------

      Total assets                                             $4,338,522      $4,402,881      $4,001,498
                                                               ==========================================

Liabilities, Guaranteed Preferred Beneficial Interests in
 Corporation's Junior Subordinated Debentures and
 Shareholders' Equity
  Deposits:
    Non-interest bearing                                       $  471,253      $  546,192      $  403,908
    NOW accounts & money market savings                         1,437,679       1,490,944       1,174,904
    Regular savings                                               346,892         328,986         309,742
    Time deposits $100 thousand and greater                       287,062         239,071         230,568
    Time deposits under $100 thousand                           1,030,125       1,034,304         992,342
                                                               ------------------------------------------
      Total deposits                                            3,573,011       3,639,497       3,111,464
                                                               ------------------------------------------

  Short-term borrowed funds:
    Federal funds purchased                                            --          30,445          22,880
    Securities sold under agreements to repurchase                205,340         208,511         142,360
    Borrowings from U.S. Treasury                                  13,629          12,678          17,025
    Borrowings from Federal Home Loan Bank                         70,000          30,000         272,000
                                                               ------------------------------------------
      Total short-term borrowed funds                             288,969         281,634         454,265
                                                               ------------------------------------------

  Long-term debt:
    Federal Home Loan Bank term notes                              65,972          66,062          36,886
    Bank term loan                                                  7,430           8,263          10,214
                                                               ------------------------------------------
      Total long-term debt                                         73,402          74,325          47,100
                                                               ------------------------------------------

  Accrued interest payable                                          7,151           7,101           8,053
  Other liabilities                                                41,524          49,062          34,851
                                                               ------------------------------------------

      Total liabilities                                         3,984,057       4,051,619       3,655,733
                                                               ------------------------------------------

  Guaranteed preferred beneficial interests in
   Corporation's junior subordinated debentures                    30,000          30,000          30,000

  Shareholders' equity:
    Preferred stock, $.01 par value; authorized 500,000
     shares and none issued as of March 31, 1999 and
     December 31, 1998                                                 --              --              --
    Common stock, $1.00 par value; authorized 70,000,000
     shares and issued 23,548,392 shares as of March 31,
     1999, and December 31, 1998, and authorized 38,000,000
     shares and issued 23,542,855 as of March 31, 1998             23,548          23,548          23,543
    Capital surplus                                                85,617          86,033          85,220
    Retained earnings                                             226,818         221,919         215,335
    Unamortized employee restricted stock                            (854)         (1,266)         (1,521)
    Accumulated other comprehensive income                            860           3,509           3,468
    Unearned ESOP shares                                             (279)           (463)           (463)
    Less: Common stock in treasury, at cost; 343,807 shares
     as of March 31, 1999, 369,300 shares as of December 31,
     1998, and 314,000 shares as of March 31, 1998                (11,245)        (12,018)         (9,817)
                                                               ------------------------------------------
      Total shareholders' equity                                  324,465         321,262         315,765
                                                               ------------------------------------------

      Total liabilities, guaranteed preferred beneficial
       interests in Corporation's junior subordinated
       debentures and shareholders' equity                     $4,338,522      $4,402,881      $4,001,498
                                                               ==========================================

See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                                Unamortized
                                                                                                                  Employee
                                                    Number of Shares      Common      Capital      Retained      Restricted
                                                  Issued     Treasury     Stock       Surplus      Earnings        Stock
                                                  ------     --------     ------      -------      --------     -----------
(Dollars and shares in thousands, except per share)

Balance, January 1, 1998                          23,669       154       $23,669      $88,363      $209,766      $(1,550)

Comprehensive income:
  Net income                                                                   -            -      $ 28,920            -
  Other comprehensive income, net of tax:
    Unrealized net holding gains arising
     during the year (pre-tax $1,147)                                          -            -             -            -
    Reclassification adjustment for net
     gains realized in net income during
     the year (pre-tax $519)                                                   -            -             -            -
    Minimum pension liability adjustments                                      -            -             -            -
Other comprehensive income                                                     -            -             -            -
Comprehensive income

Cash dividends declared ($ .64 per share)                                      -            -       (15,072)           -
Issuance of employee restricted stock                           (7)            -           41             -         (254)
Amortization of employee restricted stock                                      -          259             -          538
Issuance of restricted stock units under
 directors' deferred compensation plan, net                                    -          385           (37)           -
Exercise of employee stock options                            (144)            -            -        (1,920)           -
Purchase of treasury stock                                     366             -            -             -            -
Fractional shares repurchased                         (1)                     (1)         (16)            -            -
Stock vested in ESOP                                                           -            -             -            -
Pooled company transactions
  Purchase and retirement of treasury stock         (120)      122          (120)      (2,999)            -            -
  Treasury stock reissued for stock awards
   and options exercised                                      (122)            -            -           262            -
                                                  ----------------------------------------------------------------------

Balance, December 31, 1998                        23,548       369       $23,548      $86,033      $221,919      $(1,266)
                                                  ----------------------------------------------------------------------

Comprehensive income:
  Net income                                                                   -            -      $ 13,454            -
  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the quarter (pre-tax $3,947)                                       -            -             -            -
    Reclassification adjustment for net gains
     realized in net income during the
     quarter (pre-tax $218)                                                    -            -             -            -
Other comprehensive income                                                     -            -             -            -
Comprehensive income

Cash dividends declared ($ .36 per share)                                      -            -        (8,348)           -
Amortization of employee restricted stock                                      -         (560)            -          412
Issuance of restricted stock units under
 directors' deferred compensation plan                                         -          144             -            -
Exercise of employee stock options                             (25)            -            -          (207)           -
Stock vested in ESOP                                                           -            -             -            -
                                                  ----------------------------------------------------------------------

Balance, March 31, 1999                           23,548       344       $23,548      $85,617      $226,818      $  (854)
                                                  ----------------------------------------------------------------------

                                                             Accumulated
                                                  Unearned     Other
                                                    ESOP    Comprehensive    Treasury    Comprehensive
                                                   Shares      Income         Stock          Income         Total
                                                  --------  -------------    --------    -------------      -----
(Dollars and shares in thousands, except per share)

Balance, January 1, 1998                           $(640)      $ 3,318      $ (4,798)                     $318,128

Comprehensive income:
  Net income                                           -             -             -         $28,920      $ 28,920
                                                                                             -------
  Other comprehensive income, net of tax:
    Unrealized net holding gains arising
     during the year (pre-tax $1,147)                  -             -             -             805
    Reclassification adjustment for net
     gains realized in net income during
     the year (pre-tax $519)                           -             -             -            (364)
    Minimum pension liability adjustments              -             -             -            (250)
                                                                                             -------
Other comprehensive income                             -           191             -             191           191
                                                                                             -------
Comprehensive income                                                                         $29,111
                                                                                             -------

Cash dividends declared ($ .64 per share)              -             -             -                       (15,072)
Issuance of employee restricted stock                  -             -           213                             -
Amortization of employee restricted stock              -             -             -                           797
Issuance of restricted stock units under
 directors' deferred compensation plan, net            -             -             -                           348
Exercise of employee stock options                     -             -         4,864                         2,944
Purchase of treasury stock                             -             -       (12,297)                      (12,297)
Fractional shares repurchased                          -             -             -                           (17)
Stock vested in ESOP                                 177             -             -                           177
Pooled company transactions
  Purchase and retirement of treasury stock            -             -        (1,921)                       (5,040)
  Treasury stock reissued for stock awards
   and options exercise                                -             -         1,921                         2,183
                                                   ---------------------------------------------------------------

Balance, December 31, 1998                         $(463)      $ 3,509      $(12,018)                     $321,262
                                                   ---------------------------------------------------------------

Comprehensive income:
  Net income                                           -             -             -         $13,454      $ 13,454
                                                                                             -------
  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the quarter (pre-tax $3,947)               -             -             -          (2,506)
    Reclassification adjustment for net gains
     realized in net income during the
     quarter (pre-tax $218)                            -             -             -            (143)
                                                                                             -------
Other comprehensive income                             -        (2,649)            -          (2,649)       (2,649)
                                                                                             -------
Comprehensive income                                                                         $10,805
                                                                                             -------

Cash dividends declared ($ .36 per share)              -             -             -                        (8,348)
Amortization of employee restricted stock              -             -             -                          (148)
Issuance of restricted stock units under
 directors' deferred compensation plan                 -             -             -                           144
Exercise of employee stock options                     -             -           773                           566
Stock vested in ESOP                                 184             -             -                           184
                                                   ---------------------------------------------------------------

Balance, March 31, 1999                            $(279)       $  860      $(11,245)                     $324,465
                                                   ---------------------------------------------------------------

Note: Cash dividends per share represent historical dividends of Banknorth
      Group, Inc. All share and per share data has been restated to give retroactive effect of stock splits
See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended March 31,
                                                                               ----------------------------
(In thousands)                                                                     1999             1998
                                                                                   ----             ----

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                                    $  13,454        $   9,900

Adjustments to reconcile net income to net cash provided by (used in)
 operating activities:
  Depreciation and amortization of premises, equipment and software                 1,798            1,693
  Amortization of goodwill                                                          2,164            1,322
  Net amortization of premiums on securities available for sale                     2,187              993
  Net accretion of discounts on investment securities                                 (22)             (70)
  Provision for loan losses                                                         2,000            2,340
  Adjustment of other real estate owned to estimated fair value                        94               50
  Provision for deferred tax benefit                                                 (114)            (225)
  Amortization of employee restricted stock                                          (148)             246
  Issuance of restricted stock units under directors' deferred
   compensation plan, net                                                             144              142
  Net securities transactions                                                        (225)             429
  Net gain on sale of other real estate owned and repossessed assets                  (14)             (91)
  Proceeds from sale of loans held for sale                                        83,966           55,133
  Originations and purchases of loans held for resale                             (72,408)         (76,113)
  Net gain on sale of loans held for sale                                            (962)            (611)
  Earnings from bank owned life insurance                                            (539)            (540)
  Decrease (increase) in interest receivable                                       (1,826)             982
  Increase in interest payable                                                         50              523
  Decrease (increase) in other assets and other intangibles                         8,424           (5,745)
  Increase (decrease) in other liabilities                                        (11,714)           5,366
  ESOP compensation expense                                                           184              177
                                                                                --------------------------

      Total adjustments                                                            13,039          (13,999)
                                                                                --------------------------
      Net cash provided by (used in) operating activities                          26,493           (4,099)
                                                                                --------------------------

Cash flows from investing activities:
  Proceeds from maturity and call of securities available for sale                105,144           77,427
  Proceeds from maturity and call of investment securities held to maturity         1,112            9,091
  Proceeds from sale of securities available for sale                               8,400           97,926
  Purchase of securities available for sale                                      (121,876)        (201,221)
  Proceeds from sale of OREO and repossessed assets                                 1,791            1,340
  Net decrease (increase) in originated loans                                       2,432          (10,925)
  Capital expenditures                                                             (1,278)          (1,365)
                                                                                --------------------------

      Net cash used in  investing activities                                       (4,275)         (27,727)
                                                                                --------------------------

Cash flows from financing activities:
  Net (decrease) increase in deposits                                             (66,486)          57,830
  Net increase in short-term borrowed funds                                         7,335            4,330
  Purchase of treasury stock, net                                                       -          (10,059)
  Issuance of long-term debt                                                            -            7,645
  Payments on long-term debt                                                         (923)          (2,794)
  Exercise of employee stock options                                                  566              889
  Dividends paid                                                                   (4,172)          (3,808)
                                                                                --------------------------

      Net cash provided by (used in) financing activities                         (63,680)          54,033
                                                                                --------------------------

Net (decrease) increase in cash and cash equivalents                              (41,462)          22,207
                                                                                --------------------------

Cash and cash equivalents at beginning of year                                    169,726          112,368
                                                                                --------------------------

Cash and cash equivalents at end of year                                        $ 128,264       $  134,575
                                                                                ==========================

Additional disclosure relative to statement of cash flows:
  Interest paid                                                                 $  34,706       $   34,980
                                                                                ==========================
  Taxes paid                                                                    $   5,735       $    4,376
                                                                                ==========================

Supplemental schedule of non-cash investing and financing activities:
  Net transfer of loans to OREO and repossessed assets                          $     137       $      409
  Adjustment to securities available for sale to fair value, net of tax             2,649              150

See accompanying notes to  unaudited interim consolidated financial statements.


        NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries, Evergreen Bank, N.A., First Massachusetts Bank, N.A., North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank, The Howard Bank, N.A., First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company, Franklin Lamoille Bank, Granite Savings Bank and Trust Company, Woodstock National Bank, The Stratevest Group, N.A., North Group Realty, Inc., and Banknorth Capital Trust I. It is the opinion of management that the accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which are considered necessary to report fairly the financial position as of March 31, 1999 and 1998, and the results of their operations and cash flows for the three months ended
      March 31, 1999 and 1998.   The accompanying unaudited interim
      consolidated financial statements should be read in conjunction with Banknorth Group, Inc.'s consolidated year end financial statements, including notes thereto, which are included in Banknorth Group, Inc.'s 1998 annual report to shareholders on Form 10-K. On December 31, 1998, Evergreen Bancorp, Inc. and its wholly owned subsidiary Evergreen Bank, N.A. ("Evergreen") was merged with and into Banknorth. The merger was accounted for as a pooling of interests and, accordingly, the financial information for all prior periods has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented.

2. During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement requires the Company to report financial and other information about operating segments meeting certain quantitative and other requirements as defined by this Statement. The Company's operations are solely in the financial services industry and include the provision of traditional banking services. The Company operates solely in the geographical region of Vermont, New Hampshire, Massachusetts and upstate New York. In the opinion of the management, the Company does not have any reportable segments as defined by SFAS No. 131.

3. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of
      common shares outstanding for the period.   Issuable shares (such as
      those related to the directors' restricted stock units), and returnable shares (such as restricted stock awards) are considered outstanding common shares and are included in the computation of basic earnings per share as of the date that all necessary conditions have been satisfied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options). All share and per share data has been restated to give retroactive effect to stock splits.

      The following table provides calculations of basic and diluted earnings per share:


                                                            Three Months Ended March 31,
                                       -----------------------------------------------------------------------
                                                      1999                                 1998
                                       ----------------------------------    ---------------------------------
                                                  Weighted                             Weighted
In thousands,                            Net      Average       Per Share      Net     Average       Per Share
except for share and per share date    Income      Shares       Amount       Income     Shares       Amount
                                       -----------------------------------------------------------------------

Basic earnings per share               $13,454    23,353,668      $0.58      $9,900    23,430,477      $0.42
Effect of dilutive securities:
  Stock options                                      280,793                              373,997
  Restricted stock awards                             29,347                               30,764
                                                  ----------                           ----------
Diluted earnings per share             $13,454    23,663,808      $0.57      $9,900    23,835,238      $0.42
                                       =====================================================================

4.    In June 1998, the Financial Accounting Standards Board issued
      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.


                     INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors
Banknorth Group, Inc.

      We have reviewed the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries ("the Company") as of March 31, 1999 and 1998, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998, and the consolidated statements of changes in shareholders' equity for the three months ended March 31, 1999. These consolidated financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Banknorth Group, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of income and cash flows for the year then ended (not presented herein) and the consolidated statement of changes in shareholders' equity for the year then ended; and in our report dated January 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 and the consolidated statements of changes in shareholders' equity for the year ended December 31, 1998, are fairly stated, in all material respects, in relation to the consolidated balance sheet and statement of changes in shareholders' equity from which they have been derived.


                                       /S/ KPMG LLP

Albany, New York
April 16, 1999


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

      The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Banknorth Group, Inc. ("the parent") and its subsidiaries during the three months ended March 31, 1999, with comparisons to 1998, as applicable. Collectively, the parent company and its subsidiaries are referred to herein as "Banknorth" or "Company". Net interest income and net interest margin are presented in this discussion on a fully taxable equivalent basis (f.t.e.). Balances discussed are daily averages unless otherwise described. The unaudited consolidated interim financial statements, as well as the 1998 annual report to shareholders' should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 1999 presentation. On December 31, 1998, the shareholders of Banknorth Group, Inc. and Evergreen Bancorp, Inc. ("Evergreen") of Glens Falls, New York approved a merger between the two organizations. Evergreen was merged with and into Banknorth on that date with each issued and outstanding share of Evergreen common stock converted into 0.9 shares of Banknorth common stock. This resulted in the issuance of approximately 7.9 million in additional shares of Banknorth common stock. All of the historical financial information in this annual report has been restated for the effect of this transaction, which was accounted for as a pooling-of-interests.

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

      * the effect of lower than expected revenues or cost savings from the recently completed merger with Evergreen and acquisition of the Berkshire branches;

      * the effect of higher than expected costs and unanticipated difficulties related to the cost of integration of acquired businesses and operations; and

      * the effect of other risks and uncertainties discussed throughout this report as well as those discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

OVERVIEW

      Banknorth's net income was $13.5 million, representing basic earnings per share ("EPS") of $.58 and diluted EPS of $.57, for the three months ended March 31, 1999, compared to $9.9 million, or $.42 basic EPS, and $.42 diluted EPS for the three months ended March 31, 1998.

      During the first quarter of 1999, the Company completed the core banking systems conversion related to the Evergreen merger. As a result, the Company recorded and paid $1.2 million in additional one-time expenses, primarily in data conversion and staff expenses. Additionally, the Company recorded a net gain of $2.6 million related to the curtailment of the Evergreen pension resulting from the combination of the former Evergreen and Banknorth pension plans following the merger. The net result of the merger-related activities was a net pre-tax gain of $1.4 million, or $775 thousand in after tax impact. This represents a $.03 impact on the diluted EPS. Final systems conversions for the Berkshire and Evergreen private banking relationships are scheduled to be completed in the second and third quarter of 1999, respectively.

MERGER AND ACQUISITION ACTIVITY

Evergreen Bancorp, Inc.

      On December 31, 1998, the shareholders of Banknorth and Evergreen approved a merger between the two organizations. Evergreen was merged with and into Banknorth with each issued and outstanding share of Evergreen common stock, together with associated preferred purchase rights, converted into 0.9 shares of Banknorth common stock, plus cash in lieu of any fractional share interest. This resulted in the issuance of approximately
7.9 million in additional shares of Banknorth common stock, bringing Banknorth's outstanding shares to approximately 23.2 million immediately following the merger.

      Evergreen Bank, N.A. ("Evergreen Bank"), a national bank and formerly Evergreen's sole banking subsidiary, will continue to operate its banking business, as a wholly owned subsidiary of Banknorth. Evergreen Bank operates 28 offices in 8 counties in eastern upstate New York, throughout an area extending from the Massachusetts border fifty miles south of Albany, north to the Canadian border. Evergreen Bank serves commercial, individual, institutional and municipal customers with a wide range of deposit and loan products. As of March 31, 1999, Evergreen Bank had total assets of $1.1 billion and deposits of $990.6 million.

      In order to effect the merger, one-time merger related expenses of $21.3 million ($15.8 million after-tax impact), were incurred in the fourth quarter of 1998 and the first quarter of 1999. The majority of these expenses were employment-related costs and data processing conversion and termination costs. Additionally, as mentioned above, the Company recorded in the first quarter of 1999, a net gain of $2.6 million on the curtailment of the Evergreen pension plan. As of March 31, 1999, the systems conversion was completed in all areas, except the private banking relationships. The conversion of the private banking relationships of Evergreen is scheduled to occur in the third quarter of 1999 and the Company expects to incur an additional $100 thousand in one-time expenses to complete this conversion.

      At December 31, 1998, after payments of certain one-time merger related expenses, the Company had a remaining accrued liability of approximately $15.4 million related to: compensation costs, including severance, employment contracts and accelerated employee benefits ($5.6 million); data processing contract termination costs ($3.9 million); investment banking fees ($3.5 million); and legal, accounting, and other costs incidental to the merger ($2.4 million). $10.9 million of these
liabilities were paid during the first quarter of 1999.   As of March 31,
1999, $4.5 million of these liabilities remain. The remaining liability primarily represents employment related costs and other costs incidential to the merger.

      The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. At the time the merger was announced, both companies announced the recision of their previously announced stock repurchase programs.

      All historical financial information in this quarterly report has been restated for the combination of the two companies.

First Massachusetts Bank - Berkshire Region

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

      The transaction was accounted for under purchase accounting rules. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. Goodwill, representing the excess of cost over net assets acquired, was $54.2 million, substantially all of which is deductible for income tax purposes, and is being amortized over fifteen years on a straight-line basis. The one-time acquisition-related expenses of $1.8 million pre-tax, or $1.2 million after-tax, were recorded in the fourth quarter of 1998. The conversion of the private banking relationships of the Berkshires, as previously noted, is to be completed in the second quarter of 1999 and an additional $100 thousand in one-time expenses are expected to be incurred in the completion of this conversion.

      The results of operations for the branches and private banking relationships acquired are included in Banknorth's consolidated financial statements from the date of acquisition forward.

ASSET/LIABILITY MANAGEMENT

      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary earning assets with additional capacity invested in money market instruments. Earning assets were 92.98% and 93.67% of total assets at March 31, 1999 and 1998, respectively.

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

Earning Assets

      Earning assets were $4.0 billion during the first quarter of 1999, an increase of $326.0 million, or 8.8% from the first quarter of 1998. Table A, Mix of Average Earning Assets, shows how the mix of earning assets has changed as compared to the same period in 1998.

      Loans. Average total loans of $2.8 billion during the three months ended March 31, 1999, were $193.5 million, or 7.3%, above the same period of 1998. The increase is primarily attributable to the Berkshire branch acquisition completed in November 1998. The Berkshire acquisition added approximately $100 million on average to the loan portfolio. The remainder of the increase is attributable to strong loan demand in the Massachusetts market and improved lending activity in Vermont and New Hampshire. The strong commercial loan demand offset a decline in the real estate mortgage portfolio as a result of refinancing activity. Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of March 31, 1999 and 1998, as well as December 31, 1998.

        Given the current economic indicators and interest rate environment, management believes that the Company will see continued but slowing growth in the loan portfolio during 1999. If interest rates rise, a greater slow down in lending activity could be expected.

      Loans held for sale. Loans designated as held for sale are primarily single-family mortgages, originated by the Company's mortgage banking subsidiary or purchased through its wholesale lending operation, awaiting sale into the secondary market or to other Banknorth subsidiaries.

      Loans held for sale were $32.4 million as of March 31, 1999, $14.1 million lower than the $46.5 million balance outstanding as of March 31, 1998. The production level experienced in 1998 was at record high levels for the Company as refinancing activity was strong throughout the year given the low interest rate environment. Interest rates rose slightly in the first quarter of 1999 and refinancing activity slowed. The current production in 1999 is primarily new mortgage originations as the home buying season has begun and interest rates remain relatively low. On average, loans held for sale remained high at $36.4 million during the first quarter of 1999, $6.5 million, or 21.7% higher than the average for the three-month period ending March 31, 1998. This was primarily the result of the strong pipeline of mortgage loans as the number of applications pending and loans in various stages of production were at high levels as of December 31, 1998. Management expects the level of mortgage originations to return to more normal levels for the remainder of 1999.

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

      Period end balances in securities available for sale totaled $1.1 billion at March 31, 1999 as compared to $983.5 million at March 31, 1998, an increase of $146.6 million or 14.9%. The balances include a fair value adjustment reflecting net unrealized gains of $1.7 million at March 31, 1999, and $5.8 million at March 31, 1998. The increase in securities available for sale is primarily the cash flow generated by the investment securities held to maturity portfolio re-invested in the available for sale portfolio and the investing of excess liquidity as a result of deposit growth. Average balances for securities available for sale for the three months ended March 31, 1999 and 1998 were $1.1 billion and $969.0 million, respectively.

      Investment securities held to maturity. The designation "investment securities held to maturity" is made at the time of purchase or transfer based upon the intent and ability to hold these securities until maturity. The management of this portfolio focuses on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. Cash flow guidelines and average duration targets have been established for management of this portfolio. As of March 31, 1999, the balance of securities in this category was $19.5 million, $30.1 million below the balance at March 31, 1998. The primary cause of the reduced portfolio size was the reinvestment of cash flows from maturities during 1998 and thus far in 1999 into the available for sale portfolio.

      Table C, Securities Available for Sale and Investment Securities contains details of investment securities at March 31, 1999 and 1998, as well as December 31, 1998.

      Money market investments. Money market investments, primarily Federal funds sold, averaged $19.5 million during the first quarter of 1999, up $4.5 million, or 30.0%, from the first quarter of 1998. Subsidiary banks with excess overnight cash positions invest such funds with other subsidiary banks that may have short-term funding needs. This internal settlement, performed prior to purchasing funds in the market, reduces funding costs and improves overall liquidity.

      Income on earning assets. Income from earning assets was $78.4 million for the three-month period ended March 31, 1999, as compared to $76.1 million for the same period in 1998. The increase of $2.3 million, or 3.0%, resulted from the increases in earning assets through acquisition and normal growth described previously. Total earning assets during the first quarter of 1999 of $4.0 billion yielded 7.88%, while in 1998 earning assets of $3.7 billion yielded 8.31%. The increase in earning assets contributed $6.2 million towards the increase in interest income, while the decline in yield of 43 basis points resulted in $3.9 million less in interest income. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest income from earning assets.

Funding Sources

      Banknorth utilizes various traditional sources of funding to support its earning asset portfolios. Average total net funding increased by $406.1 million, or 11.4%, in the first quarter of 1999 in comparison to the average for the quarter ended March 31, 1998. Table E, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for the first quarter of 1999 and 1998.

      Deposits. Total core deposits averaged $3.3 billion during the three month period ended March 31, 1999, $476.1 million, or 16.7%, over the first quarter average of 1998. The majority of the increase was the result of the Berkshire branch acquisition, which contributed $292.7 million on average in deposits during the first quarter of 1999. Overall, NOW and money market accounts increased by $300.9 million, retail time deposits in denominations less than $100,000 increased by $43.8 million and regular savings increased $30.2 million. In the current low rate environment, the indexed money market product offered is an attractive option for our customers. Total core deposits represented 84.1% of total net funding during the first quarter of 1999 as compared to 80.3% during the same quarter of 1998.

      Purchased liabilities. Total purchased liabilities decreased on average by $67.3 million to $621.6 million during the first quarter of 1999
from $688.9 million during the first quarter of 1998.   Short-term borrowed
funds decreased $134.3 million from $438.7 million for the three months ended March 31, 1998 to $304.4 million for the three months ended March 31, 1999. Short-term borrowings from the FHLB decreased significantly from $270.3 million at March 31, 1998 to $59.6 million at March 31, 1999. The decrease in short-term borrowed funds was the result of paydowns made after receipt of cash in the acquisition of the Berkshire branches and a refinancing of approximately $30.0 million to longer-term debt at more favorable rates. Long-term advances from the Federal Home Loan Bank increased on average from $35.2 million for the three months ended March 31, 1998 to $66.0 million for the three months ended March 31, 1999. Scheduled maturities of short-term advances were replaced with long-term advances in response to movements in interest rates while maintaining the Company's interest rate risk profile within established guidelines.

      Securities sold under repurchase agreements continued to be an important source of purchased liabilities. Securities sold under repurchase agreements averaged $214.3 million or 34.5% of the purchased liabilities for the first quarter of 1999. This is an increase of $70.2 million from the average in the first quarter of 1998. The Company enters into sales of securities under short-term, usually overnight, fixed coupon, repurchase agreements with customers. Such agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities.

      Bank Debt. Average bank debt of $8.1 million during the first quarter of 1999 represented primarily the 1994 funding of the acquisition of North American Bank Corporation. Banknorth financed the transaction with a bank credit facility whose original terms were re-negotiated in April 1999. The re-negotiated terms provide improved pricing and an extension of the repayment period. The balance of $7.2 million at March 31, 1999 will be repaid within five years. Additionally, there was $280 thousand in bank debt at March 31, 1999 related to the funding of the Employee Stock Ownership Plan of Evergreen Bank. This loan is an adjustable rate loan that will mature in 2000.

      In April 1999, the Company obtained a $25 million commitment for a line of credit with a third party. The line of credit has not yet been used.

      Interest expense summary. Total interest expense for the three months ended March 31, 1998 was $34.8 million, a decrease of $733 thousand or 2.1%, as compared to the same period of 1998. The decrease in interest expense was the result of the Company lowering its cost of funding given the significant increase in core deposits and the decline of $106.2 million in higher cost borrowings, primarily short-term. Increased levels of interest-bearing liabilities contributed $3.1 million to the increase in interest expense while the decline in rates paid decreased interest expense by $3.8 million. The cost of interest bearing liabilities was 4.07% in the first quarter of 1999, a decrease of 49 basis points from the first quarter of 1998.

      Tables D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis, contain details of changes by category of interest bearing liabilities and interest expense.

Net Interest Income

      Net interest income totaled $43.7 million and $40.6 million for the three month periods ended March 31, 1999 and 1998, respectively. The net interest margin was 4.39% during the first quarter of 1999 as compared to 4.44% during the same period of 1998. The yield on earning assets of 7.88% for the first quarter of 1999, was 43 basis points below the corresponding period of the prior year. Interest rates generally decreased during 1998 and rose slightly in early 1999. This trend of the decreasing yield on earning assets was experienced throughout 1998 and 1997. The net interest margin narrowed during 1998 and to date in 1999 as competition for quality credits and retail deposits resulted in a tighter spread between asset yields and liability costs.

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

      NPAs were $23.7 million at March 31, 1999, an increase of $883 thousand, or 3.9%, from March 31, 1998 and a decrease of $673 thousand, or 2.8%, from December 31, 1998. The ratio of NPAs to loans plus other real estate owned and repossessed assets at March 31, 1999, was .83% compared to
 .86% at March 31, 1998. Table G, Non-Performing Assets, contains the details for March 31, 1999 and 1998, and December 31, 1998.

      Non-performing loans ("NPLs") at March 31, 1999 were $22.1 million, a net increase of $1.3 million, or 6.5%, from March 31, 1998. Delinquency rates in the residential portfolio are consistent with trends seen regionally and nationally. Given the possibility of increases in interest rates, management expects that certain credits may encounter difficulty in continuing to perform under the contractual terms of their loans should rates actually increase. While this occurrence might result in increases in NPLs and subsequent charge-offs, management does not expect it to materially affect the Company's performance during the year.

      Total other real estate owned and repossessed assets were $1.6 million at March 31, 1999, down $453 thousand from one year earlier and down $1.7 million from December 31, 1998.

      Allowance for loan losses and provision. The allowance for loan losses is maintained at a level estimated by management to provide adequately for risk of loss inherent in the current loan portfolio. The adequacy of the allowance for loan losses is monitored monthly. It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio's risk profile. It is also evaluated to ensure that it is sufficient to absorb all probable and reasonably estimable credit losses inherent in the current loan portfolio.

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

      After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan losses are made periodically by charges to the provision for loan losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall risk of loss inherent in the loan portfolio. While management uses available information to recognize losses on loans, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above.

      Table H, Summary of Loan Loss Experience, includes an analysis of the changes to the allowance for the three months ended March 31, 1999 and 1998, as well as for the year ended December 31, 1998. Loans charged off in the first three months of 1999 were $2.3 million, or an annualized .32% of average loans. This represents an improvement over the prior year's first quarter results when charge-offs totaled $2.4 million, or an annualized
 .36% of average loans. Recoveries on loans previously charged off were $1.4 million for both of the three-month periods ended March 31, 1999 and 1998.

      The provision for loan losses ("provision") for the three months ended March 31, 1999 was $2.0 million, or an annualized .28% of average loans. Provisions of $2.3 million, or an annualized .35% of average loans, and $9.3 million, or .35% of average loans were experienced during the first quarter of 1998 and the full year of 1998, respectively. The decrease in the provision is primarily the result of a reduction of the higher credit risk loan portfolios as a percentage of the total loan portfolio. Previously, the Company had experienced significant growth in commercial, commercial real estate, and installment loans as well as its Massachusetts market. Accordingly, the provision was increased in fiscal 1997 as compared to fiscal 1996 and in fiscal 1998 as compared to fiscal 1997. In addition, as discussed above, charge-offs and net charge-offs have decreased from the first quarter of 1998 to the first quarter of 1999. These items are somewhat offset by the slight increase in non-performing loans, as discussed above. Accordingly, the provision for loan losses for the quarter ended March 31, 1999 is down slightly from the first quarter of 1998.

       Provisions recorded are those necessary to maintain the allowance at a level adequate enough to absorb reasonably predictable loan charge-offs. At March 31, 1999, the allowance provided a coverage of non-performing loans of 207.02% as compared to 212.14% and 192.52% at December 31, 1998 and March 31, 1998, respectively.

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

      Certain imbalances causing interest rate risk to exceed policy limits are correctable through management of asset and liability product offerings. Depending upon the specific nature of the imbalance, it may be more efficient and less costly to utilize off-balance sheet instruments such as interest rate swaps, interest rate corridors and interest rate cap or floor agreements, among other things, to correct the imbalance. Banknorth utilized swaps, floors and corridors to address certain interest rate risk exposures.

      A significant portion of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin. To protect the Company from this occurrence, interest rate floors in the notional amount of $295.0 million, and interest rate swaps in the notional amount of $50.0 million were used to mitigate the potential reduction in interest income on certain adjustable and variable rate loans. Further, in May 1998, the Company sold interest rate swaps in the notional amount of $50.0 million previously in use for a net gain of $254 thousand. This gain is being amortized into interest income over the original remaining lives of the initial swap contracts of approximately one year. The swaps were sold in order to reduce interest rate risk sensitivity of the Company. In late 1998, interest rate corridors in the notional amount of $50.0 million and interest rate swaps in the notional amount of $50.0 million were entered into in order to mitigate the reduction in interest income in a period of rising rates. In a period of quickly rising interest rates, certain deposit products will reprice more rapidly than certain fixed rate earning assets potentially causing a reduction in interest income. These contracts were designed to make a portion of the Corporation's fixed rate loans sensitive to rising rates.

      The aggregate cost of the interest rate floors and corridors was $3.2 million which is being amortized as an adjustment to the related loan yield on a straight-line basis over the terms of the agreements. At March 31, 1999, the unamortized balance of these interest rate floors and corridors was $1.2 million. The estimated fair value of these floors was $2.4 million as of March 31, 1999. The estimated fair value of the interest rate swap contracts and interest rate corridors were $827 thousand and $393 thousand as of March
31, 1999.

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

      The Company achieves its liability-based liquidity objectives in a variety of ways. Net liabilities can be classified into three basic categories for the purpose of managing liability-based liquidity: core deposits, purchased liabilities, and long-term or capital market funds. Core deposits consist of non-interest bearing demand deposits and retail deposits. These deposits result from relatively dependable customers and commercial banking relationships and are therefore viewed as a stable component of total required funding. Banknorth will continue to seek funding in the most efficient and cost effective manner as possible. Table E reflects the components of funding for March 31, 1999 and 1998.

      Among the traditional funding instruments comprising the category of purchased liabilities are time deposits $100 thousand and greater, Federal funds purchased, securities sold under agreement to repurchase, borrowings from the United States Treasury Department (Treasury, Tax and Loan accounts), and short and long-term borrowings from the FHLB.

      One of the principal components of purchased funding is short-term borrowed funds through sales of securities under agreements to repurchase. These borrowings generally represent short-term uninsured customer investments, which are secured by Company securities. During the first quarter of 1999, the average securities sold under agreements to repurchase were $214.3 million, as compared to $144.1 million in the first quarter of 1998.

      Long-term purchased funding, primarily through the FHLB, was $66.0 million during the first quarter of 1999, up $30.8 million from the quarter ended March 31, 1998 as short-term notes from the FHLB were replaced with longer term FHLB debt at more favorable rates.

      As previously discussed, the Company utilized financial institution borrowings pursuant to a five year credit facility to finance the NAB acquisition. The Company's primary source of funds to pay principal and interest under this credit facility is dependent upon the continued ability of the subsidiary banks to pay dividends in an amount sufficient to service such debt.

      A secondary source of liquidity is represented by asset-based liquidity. Asset-based liquidity consists of holdings of securities available for sale and short-term money market investments that can be readily converted to cash, as well as single-family mortgage loans, held for sale in the secondary market. Alternatively these assets may be pledged to secure short-term borrowed funds.

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

OTHER OPERATING INCOME AND EXPENSES

      Other operating income is a significant source of revenue for Banknorth and an important factor in the Company's results of operations. Other operating income totaled $14.8 million for the first quarter of 1999, $6.0 million or 67.0% higher than the first quarter of 1998. Included in the 1999 other income was a net gain of $2.6 million on the curtailment of the Evergreen pension plan.

      Investment management income. The Stratevest Group, N.A., the Company's investment and financial management subsidiary, contributes the largest recurring portion of other operating income through fees generated from the performance of trust and investment management services. Income from trust and investment management services totaled $4.8 million in the first quarter of 1999, an increase of $1.9 million, or 63.2% over the same period of 1998. The increase was the result of strong sales and market conditions as well as the increase in the managed assets as a result of the Berkshire branch acquisition. The Company's acquisition of approximately $1.0 billion in investment assets as a result of the Berkshire branches acquisition in November 1998 was added to the Stratevest portfolio of managed assets. This portion of the portfolio generated approximately $1.6 million in investment management income in the first quarter of 1999. Total assets under management totaled $4.0 billion, including $2.7 billion under discretionary management, as of March 31, 1999, compared to total assets under management of $2.3 billion, including $1.1 billion under discretionary management, as March 31, 1998. Continued opportunities for increases in the generation of Stratevest's income lie in increased sales in the Massachusetts, New York and New Hampshire markets. The Company is experiencing increased sales in these areas and, accordingly, management expects continued increased levels of trust and investment management income for 1999.

      Service charges on deposit accounts. Service charges on deposit accounts, $3.2 million for the three months ended March 31, 1999, were $319 thousand, or 11.1% above the same period of 1998. The increase in service charges was primarily the result of improved charge policies implemented in late 1997 and the Berkshire branch acquisition, which added on average $292.7 million in deposits in the first quarter of 1999. During late 1997, Banknorth reviewed and enhanced its policies and practices regarding service charges and service charge waivers. Accordingly, the level of fee income improved throughout 1998 and into 1999.

      Mortgage banking income. Mortgage banking income, which is comprised of loan servicing income, net loan transactions and gains on the sale of mortgage servicing rights, amounted to $1.3 million for the three months ended March 31, 1999. This category of income was up $230 thousand, or 21.0%, from March 31, 1998. Loan servicing income, primarily mortgage servicing at BMC, was $366 thousand in the first quarter of 1999, a decrease of $83 thousand, or 18.5%, from the same period of 1998, as a result of the increased amortization in mortgage servicing rights. The amortization of mortgage servicing rights was $369 thousand for the three months ended March 31, 1999 compared to $319 thousand for the three months ended March 31, 1998. This increase in amortization expense is primarily related to the growth in the capitalized mortgage servicing rights (MSRs) reflecting the continued application of new accounting rules adopted in 1996.

      Additionally, net loan transaction income is generated through the origination and subsequent sale of mortgage products into the secondary mortgage market. Net loan transaction income in the first quarter of 1999 amounted to $962 thousand, $351 thousand greater than the same period of 1998. The significant increase was the result of the record level production throughout 1998 which created strong sales activity into 1999 as the number of applications pending and loans in various stages of production were at a high level at December 31, 1998. As these loans were closed and were sold during the first quarter of 1999, gains from these net loan transactions were recorded. Interest rates rose slightly in the first quarter of 1999 and refinancing activity slowed. The current production in 1999 is primarily new mortgage originations as the home buying season has begun and interest rates remain relatively low.

      Card product income. Card product income represents the fees and interchange income generated by the use of Banknorth issued credit (Visa) and debit cards. This income category increased $183 thousand, to $613 thousand, in the first quarter of 1999 as compared to the first quarter of 1998 as the volume of debit card transactions increased given the addition of the Berkshire customers and improved consumer acceptance and usage of the product.

      ATM income. ATM income represents the income generated from the ATM network operated by Banknorth for the benefit of its customers. ATM income amounted to $619 thousand for the three months ended March 31, 1999 compared to $482 thousand for the three months ended March 31, 1998. The increase in ATM income over the last year was the result of the terminal convenience fee being assessed in all states in which the Company operates and the addition of the Berkshire ATMs to the Banknorth network. In mid 1997, the Company commenced charging a terminal convenience fee for ATM transactions by non-customers in Vermont, New York and New Hampshire. This fee allows the Company to recover a portion of the expense of operating the ATM network. In September 1998, the Company began assessing this fee in the Massachusetts market. Fee income is expected to remain at the first quarter of 1999 level throughout the year.

      Net securities transactions. Net gains or losses from securities transactions are also included in other operating income. In the first quarter of 1999, the Company realized $225 thousand in net securities gains compared to the first quarter of 1998 when it realized $429 thousand in net losses. The net gains recorded in the first quarter of 1999 resulted from the management of the portfolio within Banknorth guidelines given the current market conditions. The net loss in 1998 was the result of the sale of approximately $85.5 million of securities available for sale during January 1998 at a loss of approximately $504 thousand. The loss was recovered through enhanced yields within a six month period. The Company anticipates that it will consider additional sales from the securities available for sale portfolio during 1999 as it attempts to achieve its objectives in the total return management of the securities available for sale portfolio. The Company also expects that future losses incurred, if any, would be recovered through yield improvement within a one to two year period.

      Bank-owned life insurance income. In the fourth quarter of 1997, Banknorth purchased $40.0 million of bank-owned life insurance ("BOLI"), which resulted in approximately $540 thousand of income in both the first quarters of 1999 and 1998. The BOLI was purchased as a financing tool for employee benefits. The value of life insurance financing is the tax preferred status of life insurance cash values. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated balance sheet that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, the Company selected insurance carriers with a minimum rating of A (Best rating) and further, annual financial condition reviews are completed on all carriers. Securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the bank-owned life insurance program. As a result of this transaction, the Company benefits in future periods from the tax-free nature of income generated from the life insurance policies. In general, the yield received from the bank-owned life insurance is comparable to the yield previously received on the securities available for sale, thereby causing the Company's earnings stream to benefit from the tax characteristics of the bank-owned life insurance.

      Net gain on curtailment of pension plan. As noted earlier, the Company recorded a net gain of $2.6 million from the curtailment of the Evergreen pension plan resulting from the combination of the former Evergreen and Banknorth pension plans following the merger. This is a non-recurring income item. All employees of Banknorth are now participants in a single pension plan.

      Other income. Other income amounted to $901 thousand for the three months ended March 31, 1999, compared to $920 thousand for the three months ended March 31, 1998. The largest portions of this income category are from personal banking and commercial banking fees, including safe deposit box and official checks. The slight decline between the three-month periods was caused by the recording of a $119 thousand gain on the sale of fixed assets in the first quarter of 1998. Without this gain, other banking income was up approximately 12.3% primarily as a result of the ten additional branches acquired in the Berkshire region of Massachusetts.

Other Operating Expenses

      Other operating expenses for the first quarter was $36.3 million, $3.8 million, or 11.6%, above expense levels in the first quarter of 1998. The majority of the increase in operating expenses was due to $1.2 million in merger related expenses, $842 thousand in additional goodwill expense, and $562 thousand in additional compensation and benefit expenses. The Company's efficiency ratio was 58.56% in the first quarter of 1999, down from 61.37% from the same period one year earlier.

      Compensation. Compensation expense increased by $471 thousand, or 3.6%, in the first quarter of 1999 in comparison to the first quarter of 1998. The increase in this expense is primarily due to merit pay increases during the year as the number of full-time equivalent employees was approximately the same for both quarters. The location of the employees changed with fewer employees in New York State and more employees in the Berkshire region of Massachusetts and in Vermont during 1999 compared to the first quarter of 1998. Benefits expenses also increased by 2.8% between the three months ended March 31, 1999 and 1998.

      Net occupancy. Net occupancy costs increased $419 thousand or 16.0% from $2.6 million for the three months ended March 31, 1998 to $3.0 million for the three months ended March 31, 1999. As noted earlier, in the Berkshire acquisition, the Company acquired ten additional banking offices and its corresponding occupancy costs. Occupancy expenses are expected to remain at this level throughout 1999.

      Equipment and software. Equipment and software expense was $2.4 million and $2.3 million for the three months ended March 31, 1999 and 1998, respectively. Banknorth continuously invests in upgraded technology in order to offer enhanced products and services or to create operating efficiencies. Management expects equipment and software expenses to increase in 1999 as a result of continued investment of additional technology, including a new automated platform system for the branch network.

      Data processing. Data processing fees include payments to Banknorth's vendors of mainframe systems and site management, credit card processing, ATM transaction processing and shareholder accounting services. These fees increased $367 thousand or 21.2% in the first quarter of 1999 in comparison to the same period of 1998 primarily as a result of additional outside processing expense for servicing of the purchased Berkshire private banking relationships. This expense of $300 thousand per quarter will be incurred through the second quarter of 1999. After the Company's conversion of these relationships is completed by early in the third quarter of 1999, this outside servicing expense will be discontinued.

      Additionally, the Company's mainframe systems and site management expenses were down in the first quarter of 1999 compared to the first quarter of 1998 as a result of the completion of systems conversion of Evergreen. In 1998, the data processing costs consisted of two mainframe site management contracts. One contract was terminated upon the merger with Evergreen, thereby reducing the overall data processing costs. Offsetting this favorable change in data processing expense, the Company recognized
$300 thousand in expense in the first quarter of 1999 related to the system conversion of the merger of two subsidiary banks, Woodstock National Bank and First Vermont Bank. This conversion is expected to be completed in the second quarter of 1999.

      Other real estate owned. Expenses relating to other real estate owned and repossessed assets decreased for the first quarter of 1999 by $202 thousand as compared to March 31, 1998 as the holding costs of these properties declined. Included in this expense category in the first quarter of 1999 are net gains on the sale of other real estate owned and repossessed assets in the amount of $14 thousand. Net gains on sales in the first quarter of 1998 were $91 thousand. Management anticipates the level of other real estate owned and repossession expenses to remain steady throughout the year.

      Legal and professional. Legal and professional expenses of $927 thousand during the first quarter of 1999, were $175 thousand lower than the first quarter of 1998. Expenses were high in the first quarter of 1998 due to various business initiatives.

      Advertising and marketing. Advertising and marketing expenses were $1.1 million for the three months ended March 31, 1999, $175 thousand, or 18.0% higher than the first three months of 1998. In 1998, Banknorth introduced a market branding campaign and increased its marketing efforts in target markets. Marketing expenses are expected to be higher throughout 1999 in comparison to 1998.

      Communications. Communications expenses totaled $963 thousand in the first quarter of 1999, and $719 thousand in the first quarter of 1998. The increase in communication expenses was primarily due to the expansion of the voice/data communication network to accommodate the new locations of Banknorth.

      Amortization of goodwill. Amortization of goodwill amounted to $2.2 million in first quarter of 1999 compared to $1.3 million in the first quarter of 1998. The increased goodwill amortization is the result of the Berkshire acquisition completed in November 1998, which generated an additional $54.2 million in goodwill or $3.6 million in amortization per year as this goodwill will be amortized over 15 years. Based on existing goodwill, the 1999 goodwill amortization expense is expected to be $8.7 million.

      Capital securities. The capital securities issued in May 1997, which created Tier I capital, gave rise to expense of $789 thousand in the first quarters of 1999 and 1998. As mentioned previously, incremental investment purchases were made in an effort to offset the cost of the capital securities through increased net interest income. Funding for the investments was primarily in the form of borrowings from the FHLB.

      Merger and acquisition related expenses. The merger expenses incurred in the first quarter of 1999 related to the merger with Evergreen amounted to approximately $1.2 million, or $748 thousand, after income tax effect. This brings total one-time merger related expenses to $21.3 million ($15.8 million after-tax impact). The majority of these expenses were employment-related costs and data processing conversion and termination costs.

      The conversion of the private banking relationships of Berkshire and Evergreen are scheduled for the second and third quarters of 1999, respectively. Additional one-time expenses of $200 thousand related to these conversions of the private banking relationships is expected to be incurred.

      Other expenses. Other expenses totaled $3.6 million and $3.3 million for the three months ended March 31, 1999 and 1998, respectively. The majority of the increase was due to additional operating expenses of a larger institution, including postage and delivery, check sale costs, and network charges. Additionally, the Company increased its investment in low income housing projects during 1998, which resulted in a greater amount of writedowns in the first quarter of 1999 compared to the first quarter of 1998. These low-income housing projects generate significant tax credits and reduce the Company's effective tax rate from the statutory level.

SUBSIDIARY BANK MERGER

      On July 30, 1998, the Company announced that it plans to merge one of its subsidiary banks, Woodstock National Bank, into another subsidiary bank, First Vermont Bank. The combination of the two banks is subject to regulatory approval and is expected to take place in the second quarter of 1999 with Woodstock National Bank's three offices becoming branch offices of First Vermont Bank. The conversion is expected to costs approximately $400 thousand in total, of which $300 thousand in expense has been recognized through March 31, 1999.

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

      In order to assure, to the extent possible, that the Year 2000 problem does not impair their ability to do business or subject them to liability, companies are advised to determine whether and to what extent their information technology or physical resources may be affected by Year 2000 problems, to repair, replace or retire the affected systems or assets, and to test the new systems or assets to assure that they will not be affected by the Year 2000 problem (which is often referred to as being "year 2000 compliant"). Some new hardware, software or equipment, and some revisions or upgrades of hardware, software or equipment, may have so-called "bugs" or may prove to be incompatible with existing or other new or upgraded systems or components. As a result, the testing of the changed components, and of systems and subsystems as a whole, is critical and experience has shown that the process is time consuming.

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

      Banknorth's Year 2000 remediation and compliance program (the "Year 2000 Project") is managed by a Project Group consisting of representatives from more than 25 business units and functional departments within Banknorth and its subsidiaries. The Project is directed by a Banknorth Vice President and is overseen by the Banknorth Board and the board of directors of each subsidiary.

      Banknorth has completed a preliminary assessment of all its computer software, hardware and firmware systems, and equipment and machinery with embedded processors (including vaults and other security systems, elevators and HVAC systems). Banknorth believes that it has identified all components, systems, equipment and databases that might not be able to function properly as a result of the Year 2000 problems and has formulated a plan to replace, upgrade or revise affected software, to upgrade or replace affected hardware and equipment, and to remediate affected data and databases. Banknorth substantially completed the replacements, upgrades and revisions of the affected software, hardware and equipment by December 31, 1998. Banknorth began compliance testing of components and systems in July, 1998 and substantially completed its compliance testing of vital banking systems by the end of 1998. Testing will continue on an ongoing and industry-wide basis thereafter.

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

      The economic cost of the Year 2000 Project includes not just direct incremental amounts expended by Banknorth for repairing, upgrading or replacing hardware, software and facilities, but also the use of internal resources devoted to the Year 2000 Project that would otherwise have been devoted to other business opportunities. It is difficult to quantify the economic cost of internal resources of the Project. However, Banknorth estimates that over the life of this Project, between 1996 and 2000, it will utilize approximately $5.5 million to $7.5 million of internal resources on this effort. These are internal resources that would have been utilized for other business opportunities and do not necessarily represent additional operating expenditures or costs. As of March 31, 1999, approximately $4.6 million of these amounts have been expended. Further, Banknorth's direct incremental expenditures for the Year 2000 Project are estimated at $3.7 million over this five year period. The largest of these costs relates to the purchase and installation of a new branch platform which is expected to be complete by November 30, 1999. Although this estimate includes hardware and equipment expenditures, which would have been made even absent the Year 2000 problem as part of normal operations, such expenditures are included in the estimates since the timing of these purchases and upgrades was accelerated due to the Year 2000 Project. As of March 31, 1999, approximately $1.1 million of the direct incremental expenditures have been made.

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

INCOME TAXES

      In the first quarter of 1999, Banknorth recognized income tax expense of $6.2 million, as compared to $4.4 million in first quarter of 1998. The effective rate was 31.6% in the first quarter of 1999 compared to 30.8% in the first quarter of 1998. The tax expense on the Company's income was lower than tax expense at the statutory rate of 35%, due primarily to tax-exempt income, including loans, securities and BOLI, as well as tax credits received on low-income housing projects.

CORE TANGIBLE PERFORMANCE

      After removing the impact of the balance of goodwill and the related period amortization and merger and acquisition costs, "core tangible" performance as of March 31, 1999 and 1998 was as follows:

                                                         March 31,
                                                --------------------------
                                                   1999            1998
                                                   ----            ----
(In thousands, except share and per share data)

Net income, as reported                         $   13,454      $    9,900
Less:  Net gain on curtailment of pension plan      (1,523)             --
Add:   Merger costs, net of tax                        748              --
Add:   Amortization of goodwill, net of tax          1,298             793
                                                --------------------------
"Core tangible income"                          $   13,977      $   10,693
                                                ==========================

Average tangible assets                         $4,282,355      $3,906,534
Average tangible equity                         $  244,062      $  285,238
Diluted weighted average shares outstanding     23,663,808      23,835,238

"Core tangible" return on average tangible
 assets                                              1.32%           1.11%
"Core tangible" return on average tangible
 equity                                             23.23%          15.20%
"Core tangible" diluted earnings per share      $      .59      $      .45

All share and per share data has been restated to give retroactive effect to stock splits.

CAPITAL RESOURCES

      Consistent with its long-term goal of operating a sound and profitable financial organization, Banknorth strives to maintain a "well capitalized" company according to regulatory standards. Historically most of the Company's capital requirements have been provided through retained earnings.

      In October 1997, Banknorth announced a stock buyback plan. The Company planned to buy back up to 5%, or 782,665 shares of its outstanding common stock. As part of the merger with Evergreen, however, the stock buyback program was rescinded in July 1998. As of March 31, 1999, the Company held 343,807 treasury shares, all of which were purchased under the October 1997 stock buyback plan.

      The Company (including, prior to 1989, its corporate predecessors) has historically paid regular quarterly cash dividends on its common stock Since 1993, the Company's dividend has increased from a level of $.05 per share to most recently $.18 per share in January 1999 and March 1999. The Board makes decisions regarding payment of dividends based upon the Company's earnings outlook and other relevant factors.

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

      The Company's principal source of funds to pay cash dividends and the cost of capital securities and to service long-term debt requirements is dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. During 1998, as part of its plan to adequately capitalize FMB for regulatory purposes after the Berkshire acquisition and to allow Stratevest to purchase the private banking relationships associated with the Berkshire branches, the Company re-deployed accumulated capital of certain of its subsidiary banks through the payment of a special dividend. Because the special dividend exceeded applicable regulatory limitations, the subsidiary banks obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend.

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

      At March 31, 1999, Banknorth's Tier I capital was $275.7 million, or 9.10% of total risk-adjusted assets, compared to $312.5 million and 11.08% as of March 31, 1998. The decrease in the Tier I capital is attributable to the $54.2 million in additional goodwill generated by the Berkshire branch acquisition. The ratio of Tier I capital to total quarterly average adjusted assets (leverage ratio) was 6.44%, and 8.00% as of March 31, 1999 and 1998, respectively. Banknorth is "well capitalized" at March 31, 1999 according to regulatory definition, and thereby, exceeded all minimum regulatory capital requirements. Table I, Capital Ratios, provides the components of capital as of various dates.


TABLE A.  Mix of Average Earning Assets


                                                            Three Months                                       Percentage of
                                                           Ended March 31,                     % of        Total Earning Assets
                                                      ------------------------                Total        ---------------------
(Dollars in thousands)                                   1999          1998         Change    Change          1999      1998
                                                      --------------------------------------------------------------------------

Loans, net of unearned income
 and unamortized loan fees and costs:
  Commercial, financial and agricultural              $  568,856    $  570,303    $ (1,447)    (0.4)%         14.1%     15.4%
  Construction and land development                       62,625        36,087      26,538      8.1            1.5       1.0
  Commercial real estate                                 723,013       567,107     155,906     47.8           17.9      15.3
  Residential real estate                              1,040,802     1,075,425     (34,623)   (10.6)          25.8      29.0
  Credit card receivables                                 31,608        27,182       4,426      1.3            0.8       0.7
  Lease receivables                                       80,182        75,256       4,926      1.5            2.0       2.0
  Other installment                                      328,794       290,973      37,821     11.6            8.1       7.8
                                                      ----------------------------------------------------------------------

    Total loans, net of unearned income and
     unamortized loan fees and costs                   2,835,880     2,642,333     193,547     59.3           70.2      71.2

Securities available for sale:
  U.S. Treasuries and Agencies                           172,008       205,808     (33,800)   (10.4)           4.2       5.5
  States and political subdivisions                       22,760         5,748      17,012      5.2            0.6       0.2
  Mortgage-backed securities                             696,176       503,632     192,544     59.1           17.2      13.6
  Corporate debt securities                              184,178       201,096     (16,918)    (5.2)           4.6       5.4
  Equities and other securities                           48,845        45,573       3,272      1.0            1.2       1.2
  Net unrealized gain (loss)                               3,414         7,154      (3,740)    (1.1)           0.1       0.2
                                                      ----------------------------------------------------------------------

  Total securities available for sale,
   at fair value                                       1,127,381       969,011     158,370     48.6           27.9      26.1

  Investment securities, held to maturity:
  U.S. Treasuries and Agencies                             3,325        28,383     (25,058)    (7.7)           0.1       0.8
  States and political subdivisions                       11,413        13,368      (1,955)    (0.6)           0.3       0.3
  Mortgage-backed securities                               5,328        15,197      (9,869)    (3.0)           0.1       0.4
  Corporate debt securities                                   10            10          --       --             --        --
                                                      ----------------------------------------------------------------------

    Total investment securities, held to maturity,
     at amortized cost                                    20,076        56,958     (36,882)   (11.3)           0.5       1.5

Loans held for sale                                       36,409        29,926       6,483      2.0            0.9       0.8

Money market investments                                  19,454        14,968       4,486      1.4            0.5       0.4
                                                      ----------------------------------------------------------------------

Total earning assets                                  $4,039,200    $3,713,196    $326,004    100.0%         100.0%    100.0%

                                                      ======================================================================


TABLE B. Loan Portfolio

                                                At March 31,                          At December 31,            % Change
                              -------------------------------------------------------------------------------------------------
                                      1999                       1998                      1998
                              -------------------------------------------------------------------------------------------------
                                                                                                           03/31/99    03/31/99
                                Amount      Percent      Amount        Percent      Amount      Percent     versus      versus
(Dollars in thousands)                                                                                     03/31/98    12/31/98
                              -------------------------------------------------------------------------------------------------

Commercial, financial, and
 agricultural                 $  548,498      19.4%    $  583,088       22.0%     $  690,170     24.3%      (5.9)%      (20.5)%

Real estate:
  Construction and land
   development                    67,495       2.4         36,492        1.4          45,704       1.6       85.0        47.7
  Commercial                     743,139      26.2        567,398       21.4         615,503      21.7       31.0        20.7
  Residential                  1,034,053      36.5      1,070,078       40.3       1,041,667      36.7       (3.4)       (0.7)
                              -----------------------------------------------------------------------------------------------

    Total real estate          1,844,687      65.1      1,673,968       63.1       1,702,874      60.0       10.2         8.3
                              -----------------------------------------------------------------------------------------------

Credit card receivables           31,344       1.1         28,263        1.1          33,205       1.2       10.9        (5.6)
Lease receivables                 80,705       2.8         74,152        2.8          79,001       2.8        8.8         2.2
Other installment                328,424      11.6        292,137       11.0         331,856      11.7       12.4        (1.0)
                              -----------------------------------------------------------------------------------------------

    Total installment            440,473      15.5        394,552       14.9         444,062      15.7       11.6        (0.8)
                              -----------------------------------------------------------------------------------------------

Total loans                    2,833,658     100.0      2,651,608      100.0       2,837,106     100.0        6.9        (0.1)

Less: allowance for loan
 losses                           45,658       1.6         39,889        1.5          44,537        1.6       14.5         2.5
                              ------------------------------------------------------------------------------------------------

Net loans                     $2,788,000      98.4%    $2,611,719       98.5%     $2,792,569       98.4%       6.7%       (0.2)%
                              ================================================================================================


TABLE C. Securities Available for Sale and Investment Securities Held to
         Maturity


                                                                  At  March 31,        At  December 31,
                                                             ----------------------    ----------------
(Dollars in thousands)                                          1999         1998           1998
                                                             ------------------------------------------

Securities available for sale:
  U.S. Treasuries and Agencies                               $  169,821    $210,458       $  165,683
  States and political subdivisions                              36,108       5,769            7,806
  Mortgage-backed securities                                    693,017     511,080          711,540
  Corporate debt securities                                     180,170     204,914          188,154
  Equities and other securities                                  49,221      45,515           48,791
  Net unrealized gain (loss)                                      1,726       5,776            5,891
                                                             ---------------------------------------

    Fair value of securities available for sale              $1,130,063    $983,512       $1,127,865
                                                             =======================================

Investment securities, held to maturity:
  U.S. Treasuries and Agencies                               $    3,191    $ 22,005       $    3,582
  States and political subdivisions                              11,167      12,919           11,443
  Mortgage-backed securities                                      5,094      14,671            5,510
  Corporate debt securities                                          10          10               10
                                                             ---------------------------------------
    Amortized cost of investment securities,
     held to maturity                                        $   19,462    $ 49,605       $   20,545
                                                             =======================================

    Fair value of investment securities, held to maturity    $   19,999    $ 50,710       $   21,606
                                                             =======================================

    Excess of fair value over recorded value                 $      537    $  1,105       $    1,061

    Fair value as a % of amortized cost                           102.8%      102.2%           105.2%


Note: There were no holdings of any single issuer that, when taken in aggregate, exceeded 10% of shareholders' equity at March 31, 1999.


TABLE D.    Average Balances, Yields, and Net Interest Margins


                                                                                    Three Months Ended
                                                                                         March 31,
                                                          ----------------------------------------------------------------------
                                                                        1999                                 1998
                                                          ---------------------------------    ---------------------------------
                                                                        Interest    Average                  Interest    Average
                                                           Average      Income/     Yield/      Average      Income/     Yield/
                                                           Balance      Expense      Rate       Balance      Expense      Rate
                                                          ----------------------------------------------------------------------

(Dollars in thousands)
Earning assets:
  Money market investments                                $   19,454    $   202      4.21%     $   14,968    $   217      5.88%
  Securities available for sale, at fair value (1 and 2)   1,127,381     17,043      6.15         969,011     15,681      6.61
  Loans held for sale                                         36,409        625      6.96          29,926        459      6.22
  Investment securities, held to maturity (2)                 20,076        395      7.98          56,958      1,092      7.78
  Loans, net of unearned income and
   unamortized loan fees and costs (2 and 3)               2,835,880     60,152      8.60       2,642,333     58,671      9.01
                                                          ---------------------                ---------------------
      Total earning assets                                 4,039,200     78,417      7.88       3,713,196     76,120      8.31

Cash and due from banks                                      126,520                               95,440
Allowance for loan losses                                    (45,303)                             (39,204)
Other assets                                                 239,257                              167,654
                                                          ----------                           ----------
      Total assets                                        $4,359,674                           $3,937,086
                                                          ==========                           ==========
Interest-bearing liabilities:
  NOW accounts & money market savings                     $1,445,959     11,543      3.24      $1,145,029     10,301      3.65
  Regular savings                                            338,752      2,041      2.44         308,511      2,003      2.63
  Time deposits $100 thousand and greater                    251,232      3,279      5.29         215,012      3,005      5.67
  Time deposits under $100 thousand                        1,048,792     13,550      5.24       1,005,036     13,658      5.51
                                                          ---------------------                ---------------------
      Total interest-bearing deposits                      3,084,735     30,413      4.00       2,673,588     28,967      4.39
  Short-term borrowed funds                                  304,361      3,211      4.28         438,700      5,777      5.34
  Long-term debt                                              74,141      1,132      6.19          46,044        745      6.56
                                                          ---------------------                ---------------------
      Total interest-bearing liabilities                   3,463,237     34,756      4.07       3,158,332     35,489      4.56
                                                          --------------------------------------------------------------------

Non-interest bearing deposits                                495,452                              394,254
Other liabilities                                             49,604                               38,710
Capital securities                                            30,000                               30,000
Shareholders' equity                                         321,381                              315,790
                                                          ----------                           ----------
      Total liabilities, capital securities and
       shareholders' equity                               $4,359,674                           $3,937,086
                                                          ==========                           ==========
Net interest income                                                     $43,661                              $40,631
                                                                        =======                              =======
Interest rate differential                                                           3.81%                                3.75%
                                                                                     ====                                 ====
Net interest margin                                                                  4.39%                                4.44%
                                                                                     ====                                 ====

Notes:
<F1>  For the purpose of these computations, the average yield is based on amortized cost.
<F2>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal (35%) rate.
<F3>  Includes principal balances of non-accrual loans and industrial revenue bonds.


TABLE E. Average Sources of Funding


                                                 Three Months                                      Percentage of
                                                Ended March 31,                Change            Total Net Funding
                                           -------------------------    --------------------     -----------------
(Dollars in thousands)                        1999           1998        Amount      Percent      1999      1998
                                           ---------------------------------------------------------------------

Non-interest bearing deposits              $  495,452     $  394,254    $ 101,198     25.7%       12.5%     11.1%
Retail deposits:
  Regular savings                             338,752        308,511       30,241      9.8         8.6       8.7
  Time deposits under $100 thousand         1,048,792      1,005,036       43,756      4.4        26.5      28.3
  NOW accounts & money market savings       1,445,959      1,145,029      300,930     26.3        36.5      32.2
                                           ---------------------------------------------------------------------
    Total retail deposits                   2,833,503      2,458,576      374,927     15.2        71.6      69.2
                                           ---------------------------------------------------------------------

    Total core deposits                     3,328,955      2,852,830      476,125     16.7        84.1      80.3

Time deposits $100 thousand and greater       251,232        215,012       36,220     16.8         6.3       6.1
Federal funds purchased                        18,332         12,919        5,413     41.9         0.5       0.4
Securities sold under agreements to
 repurchase                                   214,264        144,072       70,192     48.7         5.4       4.1
Borrowings from U.S. Treasury                  12,209         11,420          789      6.9         0.3       0.3
Short-term notes from FHLB                     59,556        270,289     (210,733)   (78.0)        1.5       7.6
Long-term notes from FHLB                      66,012         35,186       30,826     87.6         1.7       0.9
                                           ---------------------------------------------------------------------

    Total purchased liabilities               621,605        688,898      (67,293)    (9.8)       15.7      19.4

Bank term loan                                  8,129         10,858       (2,729)   (25.1)        0.2       0.3
                                           ---------------------------------------------------------------------
    Total net funding                      $3,958,689     $3,552,586    $ 406,103     11.4%      100.0%    100.0%
                                           =====================================================================


TABLE F. Volume and Yield Analysis


                                                     Three Months
                                                    Ended March 31,                      Due to
                                                  ------------------               ------------------
                                                   1999       1998      Change     Volume      Rate
                                                  ---------------------------------------------------

(In thousands)
Interest income (FTE):
  Money market investments                        $   202    $   217    $  (15)    $  47     $   (62)
  Securities available for sale, at fair value     17,043     15,681     1,362     2,453      (1,091)
  Loans held for sale                                 625        459       166       111          55
  Investment securities, held to maturity             395      1,092      (697)     (725)         28
  Loans                                            60,152     58,671     1,481     4,152      (2,671)
                                                  ----------------------------
      Total interest income                        78,417     76,120     2,297     6,226      (3,929)
                                                  ----------------------------

Interest expense:
  NOW accounts & money market savings              11,543     10,301     1,242     2,400      (1,158)
  Regular savings                                   2,041      2,003        38       183        (145)
  Time deposits $100 thousand and greater           3,279      3,005       274       475        (201)
  Time deposits under $100 thousand                13,550     13,658      (108)      562        (670)
  Short-term borrowed funds                         3,211      5,777    (2,566)   (1,420)     (1,146)
  Long-term debt                                    1,132        745       387       429         (42)
                                                  ----------------------------
      Total interest expense                       34,756     35,489      (733)    3,083      (3,816)
                                                  --------------------------------------------------
Net interest income (FTE)                         $43,661    $40,631    $3,030    $3,143     $  (113)
                                                  ==================================================

Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.


TABLE G.  Non-Performing Assets


                                                      At            At             At
                                                  March 31,    December 31,    March 31,
(Dollars in thousands)                               1999          1998           1998
                                                  --------------------------------------

Loans on non-accrual status:
  Commercial, financial and agricultiral           $ 6,133       $ 3,816        $ 6,232
  Real estate:
    Construction and land development                  355            19             36
    Commercial                                       6,403         2,518          2,450
    Residential                                      7,182         6,153          9,745
  Other installment                                      5            23            165
                                                   ------------------------------------
      Total non-accrual                             20,078        12,529         18,628

Restructured loans:
  Real estate:
    Commercial                                           -         5,940              -
    Residential                                         31            32             35
  Other installment                                      5             5              5
                                                   ------------------------------------
      Total restructured                                36         5,977             40

Past-due 90 days or more and still accruing:
  Commercial, financial and agricultural               186         1,216            921
  Real estate:
    Commercial                                         823            62             36
    Residential                                         24            36            448
  Credit card receivables                              115           177            104
  Lease receivables                                     75           185             65
  Other installment                                    718           812            477
                                                   ------------------------------------
      Total past-due 90 days or more
       and still accruing                            1,941         2,488          2,051
                                                   ------------------------------------

Total non-performing loans                          22,055        20,994         20,719

Other real estate owned (OREO)                       1,590         3,324          1,405
Non-real estate and repossessed assets                  11            11            649
                                                   ------------------------------------

Total foreclosed and repossessed assets (F/RA)       1,601         3,335          2,054
                                                   ------------------------------------

Total non-performing assets                        $23,656       $24,329        $22,773
                                                   ====================================

Allowance for loan losses (ALL)                    $45,658       $44,537        $39,889
ALL coverage of non-performing loans                207.02%       212.14%        192.52%
Non-performing assets as a % of (loans & F/RA)        0.83          0.86           0.86
Non-performing assets to total assets                 0.55          0.55           0.57

Note:  Installment loans are generally charged off at 120 days past due.


TABLE H.  Summary of Loan Loss Experience


                                              Three Months       Twelve Months         Three Months
                                            Ended March 31,    Ended December 31,    Ended March 31,
(Dollars in thousands)                            1999               1998                  1998
                                            --------------------------------------------------------

Loans outstanding-end of period               $2,833,658           $2,837,106          $2,651,608
Average loans outstanding-period to date       2,835,880            2,684,169           2,642,333

Allowance for loan losses at beginning
 of period                                        44,537               38,551              38,551

Allowance related to purchase acquisitions            --                2,200                  --

Loans  charged off:
  Commercial, financial and agricultural             (69)              (2,318)               (186)
  Real estate:
    Commercial                                       (65)                (209)                (29)
    Residential                                     (214)              (1,916)               (459)
                                              ---------------------------------------------------
      Total real estate                             (279)              (2,125)               (488)

  Credit card receivables                           (244)                (878)               (112)
  Lease receivables                                 (287)              (1,646)               (398)
  Other installment                               (1,375)              (4,763)             (1,194)
                                              ---------------------------------------------------
      Total installment                           (1,906)              (7,287)             (1,704)

      Total loans charged off                     (2,254)             (11,730)             (2,378)
                                              ---------------------------------------------------

Recoveries on loans, previously charged off:
  Commercial, financial and agricultural             263                1,673                 247
  Real estate:
    Construction and land development                  3                   15                   6
    Commercial                                       132                  542                 142
    Residential                                       75                  829                 148
                                              ---------------------------------------------------
      Total real estate                              210                1,386                 296

  Credit card receivables                             27                  111                  20
  Lease receivables                                  215                1,190                 376
  Other installment                                  660                1,811                 437
                                              ---------------------------------------------------
      Total installment                              902                3,112                 833

      Total recoveries on loans                    1,375                6,171               1,376
                                              ---------------------------------------------------

Loans charged off,  net of recoveries               (879)              (5,559)             (1,002)
                                              ---------------------------------------------------

Provision for loan losses                          2,000                9,345               2,340
                                              ---------------------------------------------------

Allowance for loan losses at end of period    $   45,658           $   44,537          $   39,889
                                              ===================================================

Loans charged off, net (annualized),
 as a % of average total loans                      0.12%                0.21%               0.15%
Provision for loan losses (annualized)
 as a % of average total loans                      0.28                 0.35                0.35
Allowance for loan losses
 as a % of period-end total loans                   1.61                 1.57                1.50



TABLE I. Capital Ratios


                                                          At            At               At             At           At
                                                       March 31,    December 31,    September 30,    June 30,     March 31,
(Dollars in thousands)                                   1999          1998             1998           1998         1998
                                                      ---------------------------------------------------------------------

Total risk-adjusted on-balance sheet assets (1)(3)    $2,866,111     $2,880,854      $2,701,146     $2,696,843    $2,678,352
Total risk-adjusted off-balance sheet items              162,430        174,890         158,508        152,035       140,703
                                                      ----------------------------------------------------------------------
Total risk-adjusted assets                            $3,028,541     $3,055,744      $2,859,654     $2,848,878    $2,819,055
                                                      ======================================================================

Total risk-adjusted assets / average total  assets,
 net of fair value adjustments and goodwill (1)(3)         70.75%         73.49%          71.25%         71.52%        72.22%

Total shareholders' equity                            $  324,465     $  321,262      $  334,017     $  320,227    $  315,765
Fair value adjustments (1)                                (1,110)        (3,759)        (10,281)        (4,589)       (3,653)
Corporation-obligated manditorily redeemable
 capital securities                                       30,000         30,000          30,000         30,000        30,000
Goodwill                                                 (77,835)       (80,224)        (27,154)       (28,476)      (29,797)
Other Intangibles (3)                                        144             70            (145)           137           141
                                                      ----------------------------------------------------------------------

Total Tier I capital                                     275,664        267,349         326,437        317,299       312,456
Maximum allowance for loan losses (2)                     37,953         38,275          35,820         35,672        35,296
                                                      ----------------------------------------------------------------------
Total capital                                         $  313,617     $  305,624      $  362,257     $  352,971    $  347,752
                                                      ======================================================================

Quarterly average total assets,
 net of fair value adjustments and goodwill (1)(3)    $4,280,729     $4,158,082      $4,013,768     $3,983,182    $3,903,634
Allowance for loan losses                                 45,658         44,537          41,746         40,571        39,889

Total capital to total risk-adjusted assets                10.36%         10.00%          12.67%         12.39%        12.33%
Tier I capital to total risk-adjusted assets                9.10           8.75           11.42          11.14         11.08
Tier I capital to total quarterly average
 adjusted assets (Leverage)                                 6.44           6.43            8.13           7.97          8.00


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


SUMMARY OF QUARTERLY FINANCIAL INFORMATION


                                                            1999                                1998
                                                        -----------    --------------------------------------------------------
(In thousands, except share and per share data)             Q1             Q4             Q3             Q2             Q1
                                                        -----------------------------------------------------------------------

Statement of Income:
  Interest and dividend income                          $    77,858    $    78,656    $    77,216    $    77,075    $    75,754
  Interest expense                                           34,756         36,106         36,695         36,368         35,489
                                                        -----------------------------------------------------------------------
    Net interest income                                      43,102         42,550         40,521         40,707         40,265
  Provision for loan losses                                   2,000          2,335          2,335          2,335          2,340
                                                        -----------------------------------------------------------------------
    Net interest income after provision
     for loan losses                                         41,102         40,215         38,186         38,372         37,925
                                                        -----------------------------------------------------------------------

  Other operating income:
    Income from trust and investment management fees          4,833          3,791          2,946          3,139          2,962
    Service charges on deposit accounts                       3,198          2,969          2,861          2,948          2,879
    Mortgage banking income                                   1,324          1,391          1,812          1,195          1,094
    Card product income                                         613            686            569            542            430
    ATM income                                                  619            635            618            523            482
    Bank owned life insurance                                   539            569            567            553            540
    Net securities transactions                                 225            526            319            103           (429)
    Net gain on curtailment of pension plan                   2,577             --             --             --             --
    All other                                                   901          1,079          1,149          1,105            920
                                                        -----------------------------------------------------------------------
      Total other operating income                           14,829         11,646         10,841         10,108          8,878

  Other operating expenses:
    Compensation and employee benefits                       16,775         17,554         15,705         16,073         16,213
    Net occupancy, equipment and software                     5,483          4,852          4,697          4,732          4,937
    Data processing                                           2,102          1,472          1,756          1,926          1,735
    FDIC deposit insurance and other regulatory                 294            292            284            283            280
    Other real estate owned and repossession                    154            331            239            142            356
    Amortization of goodwill                                  2,164          1,779          1,321          1,321          1,322
    Capital securities                                          789            789            789            789            789
    Merger and acquisition related expenses                   1,173         21,968             --             --             --
    All other                                                 7,340          7,507          6,702          6,931          6,870
                                                        -----------------------------------------------------------------------
      Total other operating expenses                         36,274         56,544         31,493         32,197         32,502
                                                        -----------------------------------------------------------------------
Income before income tax expense (benefit)                   19,657         (4,683)        17,534         16,283         14,301
Income tax expense (benefit)                                  6,203           (321)         5,416          5,019          4,401
                                                        -----------------------------------------------------------------------
Net income (loss)                                       $    13,454    $    (4,362)   $    12,118    $    11,264    $     9,900
                                                        =======================================================================

Average Balances:
  Loans                                                 $ 2,835,880    $ 2,755,824    $ 2,675,888    $ 2,661,474    $ 2,642,333
  Loans held for sale                                        36,409         36,490         34,435         41,921         29,926
  Securities available for sale, at fair value            1,127,381      1,123,294      1,041,605      1,016,664        969,011
  Investment securities, held to maturity                    20,076         22,965         26,046         38,580         56,958
  Money market investments                                   19,454         22,376         40,415         26,110         14,968
                                                        -----------------------------------------------------------------------
      Total earning assets                                4,039,200      3,960,949      3,818,389      3,784,749      3,713,196
  Other assets                                              320,474        281,190        233,103        231,505        223,890
                                                        -----------------------------------------------------------------------
      Total assets                                      $ 4,359,674    $ 4,242,139    $ 4,051,492    $ 4,016,254    $ 3,937,086
                                                        =======================================================================

  Non interest-bearing deposits                         $   495,452    $   477,977    $   431,872    $   410,469    $   394,254
  Interest-bearing deposits                               3,084,735      2,957,813      2,767,727      2,736,741      2,673,588
                                                        -----------------------------------------------------------------------
      Total deposits                                      3,580,187      3,435,790      3,199,599      3,147,210      3,067,842
  Short-term borrowed funds                                 304,361        320,459        382,313        424,048        438,700
  Long-term debt                                             74,141         74,634         74,534         59,459         46,044
  Other liabilities                                          49,604         43,466         41,825         40,374         38,710
  Guaranteed preferred beneficial interests in
   Corporation's junior subordinated debentures              30,000         30,000         30,000         30,000         30,000
  Shareholders' equity                                      321,381        337,790        323,221        315,163        315,790
                                                        -----------------------------------------------------------------------
      Total liabilities, guaranteed preferred
       beneficial interests in Corporation's junior
       subordinated debentures and shareholders'
       equity                                           $ 4,359,674    $ 4,242,139    $ 4,051,492    $ 4,016,254    $ 3,937,086
                                                        =======================================================================

Loans charged off, net of recoveries                    $       879    $     1,743    $     1,160    $     1,654    $     1,002
Non-performing assets, p.e.                                  23,656         24,329         25,694         20,110         22,773

Share and Per Share Data:
  Basic wtd. avg. number of shares                       23,353,668     23,203,566     23,226,319     23,258,549     23,430,477
  Basic earnings per share (Basic EPS)                  $      0.58    $     (0.19)   $      0.52    $      0.48    $      0.42
  Diluted wtd. avg. number of shares                     23,663,808     23,552,615     23,613,000     23,685,137     23,835,238
  Diluted earnings per share (Diluted EPS)              $      0.57    $     (0.19)   $      0.51    $      0.48    $      0.42

  Tangible book value                                         10.63          10.40          13.26          12.61          12.31

  Closing price at period end                                 28.25          37.63          29.25          37.00          36.50

Key Ratios:
  Return on average assets                                     1.25%         (0.41)%         1.19%          1.12%          1.02%
  Return on average shareholders' equity                      16.98          (5.12)         14.87          14.34          12.71
  Net interest margin, fte                                     4.39           4.31           4.26           4.36           4.44
  Efficiency ratio                                            58.56          59.71          57.83          59.81          61.37
  As a % of risk-adjusted assets, p.e. :
    Total capital                                             10.36          10.00          12.67          12.39          12.33
    Tier 1 capital                                             9.10           8.75          11.42          11.14          11.08
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)                       6.44           6.43           8.13           7.97           8.00
  Tangible shareholders' equity, to tangible
   assets, p.e.                                                5.79           5.58           7.60           7.24           7.20

Note:  All share and per share data has been restated to give retroactive effect to stock splits.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (b)  Reports on Form 8-K.

           Form 8-K, filed January 15, 1999, Banknorth announcing the consummation of the merger between Banknorth Group, Inc. and Evergreen Bancorp, Inc., in which Evergreen was merged with and into Banknorth.

           Form 8-K, filed February 19, 1999, Banknorth announcing its unaudited financial results as of and for the month ended January 31, 1999. The publication of these unaudited financial results was in accordance with a provision of the Affiliation Agreement and Plan of Reorganization between Banknorth and Evergreen, dated July 31, 1998.

           Form 8-K, filed March 26, 1999, Banknorth announcing that William H. Chadwick, President and Chief Executive Officer of Banknorth Group, Inc. announced his intention to retire from the Company, effective January 1, 2000. The Company's Board of Directors has appointed a search committee to identify a successor.


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BANKNORTH GROUP, INC.
                                          Registrant

Date:  5/10/99                       /S/ William H. Chadwick
                                     -------------------------------------
                                     William H. Chadwick
                                     President and Chief Executive Officer

Date:  5/10/99                       /S/ Thomas J. Pruitt
                                     -------------------------------------
                                     Thomas J. Pruitt
                                     Executive Vice President and Chief
                                     Financial Officer