Form 10-Q
period 1999-06-30
BANKNORTH GROUP INC /NEW/ /DE/
filed 1999-08-13
CIK 851105

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

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

23,255,296 shares of common stock, $l.00 par, outstanding on June 30, 1999.


                             INDEX TO FORM 10-Q


PART I                                                                 PAGE

          Financial Highlights (Unaudited)                               1

  Item l  Interim Financial Statements

          Consolidated Statements of Income for the Three and
          Six Months Ended June 30, 1999 and 1998 (Both unaudited)       2

          Consolidated Balance Sheets at June 30, 1999 (Unaudited),
          December 31, 1998 and June 30, 1998 (Unaudited)                3

          Consolidated Statements of Changes in Shareholders'
          Equity for the Three Months Ended March 31, 1999,
          (Unaudited), June 30, 1999 (Unaudited) and the Year Ended
          December 31, 1998                                              4

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1999 and 1998 (Both unaudited)                  5

          Notes to Unaudited Interim Consolidated Financial
          Statements                                                     6

          Independent Auditors' Review Report                            8

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9

  Item 3  Quantitative and Qualitative Disclosures about Market
          Risk                                                          16


PART II

  Item 1  Legal Proceedings                                             N/A

  Item 2  Changes in Securities                                         N/A

  Item 3  Defaults Upon Senior Securities                               N/A

  Item 4  Submission of Matters to a Vote of Security Holders           38

  Item 5  Other Information                                             N/A

  Item 6  Exhibits and Reports on Form 8-K                              38

          Signatures                                                    39


2nd Quarter 1999 Financial Highlights (Unaudited)


                                                                               Three Months                   Six Months
                                                                              Ended June 30,                Ended June 30,
                                                                        --------------------------    --------------------------
(In thousands, except share and per share data)                            1999           1998           1999           1998
                                                                           ----           ----           ----           ----

INCOME DATA
  Net income, as reported                                               $    14,135    $    11,264    $    27,589    $    21,164
  Less "non-operating" income items:
    Net securities transactions                                                 143            103            368           (326)
    Bank-Owned Life Insurance claim                                           1,389             --          1,389             --
    Net gain on curtailment of pension plan                                      --             --          2,577             --
                                                                        --------------------------------------------------------
      Total "non-operating" income items                                      1,532            103          4,334           (326)
    Income taxes on "non-operating" income items                                 54             38          1,194           (110)
                                                                        --------------------------------------------------------
      Total "non-operating" income items, net of taxes                        1,478             65          3,140           (216)
                                                                        --------------------------------------------------------
  Add "non-operating" expense items:
    Merger and acquisition related expenses                                      60             --          1,233             --
    Income taxes on "non-operating" expense items                                22             --            445             --
                                                                        --------------------------------------------------------
      Total "non-operating" expense items, net of taxes                          38             --            788             --
                                                                        --------------------------------------------------------

  Income from operations (1)                                            $    12,695    $    11,199    $    25,237    $    21,380

  Cash income from operations (2)                                       $    14,035    $    11,992    $    27,876    $    22,966

SHARE AND PER SHARE DATA
  Basic wtd. avg. number of shares                                       23,379,073     23,258,549     23,366,459     23,344,513
  Basic earnings per share (Basic EPS)
    Net income                                                          $      0.60    $      0.48    $      1.18    $      0.91
    Income from operations (1)                                                 0.54           0.48           1.08           0.92
    Cash income from operations (2)                                            0.60           0.52           1.19           0.98

  Diluted wtd. avg. number of shares                                     23,665,780     23,685,137     23,666,002     23,760,188
  Diluted earnings per share (Diluted EPS)
    Net income                                                          $      0.60    $      0.48    $      1.17    $      0.89
    Income from operations (1)                                                 0.54           0.47           1.07           0.90
    Cash income from operations (2)                                            0.59           0.51           1.18           0.97

  Shares outstanding, net of treasury shares, p.e.                       23,255,296     23,142,925     23,255,296     23,142,925
  Book value, p.e.                                                      $     14.19    $     13.84    $     14.19    $     13.84
  Tangible book value, p.e.                                                   10.94          12.61          10.94          12.61

  Market price: (3)
    High                                                                      33.00          39.13          37.25          39.13
    Low                                                                       25.00          33.38          24.75          27.63
    Average close                                                             27.79          35.85          28.44          34.12
    Last                                                                      33.00          37.00          33.00          37.00
  Share volume (3)                                                        5,945,509      3,004,099      9,610,647      5,165,823
  Average monthly share volume (3)                                        1,981,836      1,001,366      1,601,775        860,971

  Price/Tangible book value, p.e.                                             301.6%         293.4%         301.6%         293.4%
  Price/Diluted EPS (last 4 qtrs.)                                             16.0           21.1           16.0           21.1
  Price/Diluted income from operations per share (last 4 qtrs.)                14.7           19.6           14.7           19.6

AVERAGE BALANCES
  Assets                                                                $ 4,367,914    $ 4,016,254    $ 4,363,840    $ 3,976,911
  Earning assets                                                          4,052,231      3,784,749      4,045,752      3,749,169
  Loans                                                                   2,852,496      2,661,474      2,844,234      2,651,956
  Goodwill                                                                   76,883         29,250         77,100         29,898
  Deposits                                                                3,586,620      3,147,210      3,583,322      3,108,270
  Short-term borrowed funds                                                 305,526        424,048        305,046        430,809
  Long-term debt                                                             73,337         59,459         73,737         52,789
  Guaranteed preferred beneficial interests in Corporation's
   subordinated debentures                                                   30,000         30,000         30,000         30,000
  Shareholders' equity                                                      326,101        315,163        323,777        315,496

KEY RATIOS AND OTHER INFORMATION
  Return on average assets:
    Net income                                                                 1.30%          1.12%          1.27%          1.07%
    Income from operations (1)                                                 1.17           1.12           1.17           1.08
    Cash income from operations (2)                                            1.29           1.21           1.29           1.16
  Return on average shareholders' equity:
    Net income                                                                17.39          14.34          17.18          13.53
    Income from operations (1)                                                15.61          14.25          15.72          13.67
    Cash income from operations (2)                                           17.26          15.26          17.36          14.68

  Net interest margin                                                          4.44           4.36           4.41           4.39
  Efficiency ratio                                                            58.43          59.81          58.50          60.58
  Total non-interest income from operations/total gross revenue (fte)         22.35          19.58          21.98          19.11

  Stratevest total assets under management                              $ 4,103,919    $ 2,917,078    $ 4,103,919    $ 2,917,078
  Managed assets with discretionary powers                                2,735,487      1,663,244      2,735,487      1,663,244

  Net loan charge-offs to average loans                                        0.11%          0.25%          0.12%          0.20%
  Provision for loan losses to average loans                                   0.32           0.35           0.30           0.35
  Allowance for loan losses to loans, p.e.                                     1.62           1.53           1.62           1.53
  Allowance for loan losses coverage of non-performing loans, p.e.           240.53         241.97         240.53         241.97
  Non-performing assets to total assets, p.e.                                  0.46           0.50           0.46           0.50

  Total capital to risk-adjusted assets, p.e.                                 10.61          12.39          10.61          12.39
  Tier 1 capital to risk-adjusted assets, p.e.                                 9.36          11.14           9.36          11.14
  Tier 1 capital to quarterly average total assets (Leverage)                  6.82           7.97           6.82           7.97
  Tangible shareholders' equity to tangible assets, p.e.                       5.86           7.24           5.86           7.24

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


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                            Three Months               Six Months
                                                           Ended June 30,            Ended June 30,
                                                         -------------------     ---------------------
(In thousands, except per share data)                     1999        1998         1999         1998
                                                          ----        ----         ----         ----

Interest and dividend income:
  Interest and fees on loans                             $60,890     $59,891     $121,312     $118,756
  Interest on money market investments                       211         367          413          584
  Interest on securities available for sale               17,014      16,132       33,917       31,786
  Interest on investment securities held to maturity         333         685          664        1,703
                                                         ---------------------------------------------
      Total interest and dividend income                  78,448      77,075      156,306      152,829

Interest expense:
  Deposits                                                29,834      29,813       60,247       58,779
  Short-term borrowed funds                                3,286       5,608        6,497       11,385
  Long-term debt                                           1,126         947        2,258        1,693
                                                         ---------------------------------------------
      Total interest expense                              34,246      36,368       69,002       71,857
                                                         ---------------------------------------------

Net interest income                                       44,202      40,707       87,304       80,972
  Less: provision for loan losses                          2,275       2,335        4,275        4,675
                                                         ---------------------------------------------

Net interest income after provision for loan losses       41,927      38,372       83,029       76,297
                                                         ---------------------------------------------

Other operating income:
  Income from trust and investment management fees         4,975       3,139        9,808        6,101
  Service charges on deposit accounts                      3,402       2,948        6,600        5,827
  Mortgage banking income                                  1,290       1,195        2,614        2,289
  Card product income                                        748         542        1,361          972
  ATM income                                                 671         523        1,290        1,005
  Net securities transactions                                143         103          368         (326)
  Bank-Owned Life Insurance                                  552         553        1,091        1,093
  Bank-Owned Life Insurance claim                          1,389          --        1,389           --
  Net gain on curtailment of pension plan                     --          --        2,577           --
  Other income                                             1,290       1,105        2,191        2,025
                                                         ---------------------------------------------
      Total other operating income                        14,460      10,108       29,289       18,986

Other operating expenses:
  Compensation                                            14,119      12,979       27,509       25,897
  Employee benefits                                        3,225       3,094        6,610        6,389
  Net occupancy                                            2,949       2,356        5,988        4,976
  Equipment and software                                   2,540       2,376        4,984        4,693
  Data processing                                          1,767       1,926        3,869        3,661
  FDIC deposit insurance and other regulatory                306         283          600          563
  Other real estate owned and repossession                    53         142          207          497
  Legal and professional                                   1,280       1,299        2,207        2,401
  Printing and supplies                                      859         730        1,596        1,528
  Advertising and marketing                                1,177       1,058        2,326        2,032
  Communications                                             940         732        1,903        1,451
  Amortization of goodwill                                 2,234       1,321        4,398        2,643
  Capital securities                                         789         789        1,578        1,578
  Merger and acquisition related expenses                     60          --        1,233           --
  Other expenses                                           4,019       3,112        7,583        6,390
                                                         ---------------------------------------------
      Total other operating expenses                      36,317      32,197       72,591       64,699
                                                         ---------------------------------------------

Income before income tax expense                          20,070      16,283       39,727       30,584
Income tax expense                                         5,935       5,019       12,138        9,420
                                                         ---------------------------------------------

Net income                                               $14,135     $11,264     $ 27,589     $ 21,164
                                                         =============================================

Basic earnings per share                                 $  0.60     $  0.48     $   1.18     $   0.91
                                                         =============================================
Basic wtd. avg. number of shares                          23,379      23,259       23,366       23,345
                                                         =============================================

Diluted earnings per share                               $  0.60     $  0.48     $   1.17     $   0.89
                                                         =============================================
Diluted wtd. avg. number of shares                        23,666      23,685       23,666       23,760
                                                         =============================================

All share and per share data has been restated to give retroactive effect to stock splits.
See accompanying notes to unaudited interim consolidated financial statements.


Consolidated Balance Sheets


                                                                 June 30,     December 31,      June 30,
(In thousands, except share and per share data)                   1999            1998           1998
                                                                ---------     ------------     ---------
                                                               (Unaudited)                    (Unaudited)

Assets
  Cash and due from banks                                      $  131,601      $  164,826     $  125,658
  Money market investments                                            100           4,900         44,405
                                                               -----------------------------------------
      Cash and cash equivalents                                   131,701         169,726        170,063
                                                               -----------------------------------------

  Securities available for sale, at fair value                  1,133,250       1,127,865      1,029,411
  Loans held for sale                                              26,246          42,996         36,284
  Investment securities, held to maturity                          18,087          20,545         29,628
   (Fair value of $18,389 at June 30, 1999, $21,606 at
   December 31, 1998 and $30,644 at June 30, 1998)
  Loans                                                         2,902,439       2,837,106      2,658,665
  Less: allowance for loan losses                                  47,135          44,537         40,570
                                                               -----------------------------------------
      Net loans                                                 2,855,304       2,792,569      2,618,095
                                                               -----------------------------------------

  Accrued interest receivable                                      23,137          21,244         23,451
  Premises, equipment and software, net                            50,365          50,936         44,457
  Other real estate owned and repossessed assets                      733           3,335          3,343
  Goodwill, net                                                    75,602          80,224         28,476
  Capitalized mortgage servicing rights                             6,038           5,351          5,323
  Bank-owned life insurance                                        42,804          42,306         41,170
  Other assets                                                     49,969          45,784         27,638
                                                               -----------------------------------------

      Total assets                                             $4,413,236      $4,402,881     $4,057,339
                                                               =========================================

Liabilities, Guaranteed Preferred Beneficial Interests in
 Corporation's Junior Subordinated Debentures and
 Shareholders' Equity
  Deposits:
    Non-interest bearing                                       $  497,174      $  546,192     $  428,233
    NOW accounts & money market savings                         1,448,520       1,490,944      1,251,682
    Regular savings                                               346,288         328,986        305,518
    Time deposits $100 thousand and greater                       230,799         239,071        219,834
    Time deposits under $100 thousand                           1,004,466       1,034,304        982,147
                                                               -----------------------------------------

      Total deposits                                            3,527,247       3,639,497      3,187,414
                                                               -----------------------------------------

  Short-term borrowed funds:
    Federal funds purchased                                        76,645          30,445             --
    Securities sold under agreements to repurchase                193,297         208,511        147,994
    Borrowings from U.S. Treasury                                  31,768          12,678         31,046
    Borrowings from Federal Home Loan Bank                        105,000          30,000        225,500
                                                               -----------------------------------------

      Total short-term borrowed funds                             406,710         281,634        404,540
                                                               -----------------------------------------

  Long-term debt:
    Federal Home Loan Bank term notes                              65,998          66,062         65,224
    Bank term loan                                                  6,710           8,263          9,563
                                                               -----------------------------------------

      Total long-term debt                                         72,708          74,325         74,787
                                                               -----------------------------------------

  Accrued interest payable                                          6,328           7,101          8,127
  Other liabilities                                                40,281          49,062         32,244
                                                               -----------------------------------------

      Total liabilities                                         4,053,274       4,051,619      3,707,112
                                                               -----------------------------------------


  Guaranteed preferred beneficial interests in
   Corporation's junior subordinated debentures                    30,000          30,000         30,000

  Shareholders' equity:
    Preferred stock, $.01 par value; authorized 500,000
     shares and none issued as of June 30, 1999 and
     December 31, 1998                                                 --              --             --
    Common stock, $1.00 par value; authorized 70,000,000
     shares and issued 23,548,392 shares as of June 30,
     1999, and December 31, 1998, and authorized 38,000,000
     shares and issued 23,556,925 as of June 30, 1998              23,548          23,548         23,557
    Capital surplus                                                85,891          86,033         85,525
    Retained earnings                                             240,386         221,919        221,952
    Unamortized employee restricted stock                            (864)         (1,266)        (1,310)
    Accumulated other comprehensive income (loss)                  (9,125)          3,509          4,339
    Unearned ESOP shares                                             (209)           (463)          (463)
    Less: Common stock in treasury, at cost; 293,096 shares
     as of June 30, 1999, 369,300 shares as of December 31,
     1998, and 414,000 shares as of June 30, 1998                  (9,665)        (12,018)       (13,373)
                                                               -----------------------------------------


      Total shareholders' equity                                  329,962         321,262        320,227
                                                               -----------------------------------------

      Total liabilities, guaranteed preferred beneficial
       interests in Corporation's junior subordinated
       debentures and shareholders' equity                     $4,413,236      $4,402,881     $4,057,339
                                                               =========================================

See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                               Unamortized
                                                                                                                Employee
                                                        Number of Shares      Common    Capital    Retained    Restricted
                                                       Issued    Treasury     Stock     Surplus    Earnings       Stock
                                                       ------    --------     -----     -------    --------    ----------
(Dollars and shares in thousands, except per share data)

Balance, January 1, 1998                               23,669       154      $23,669    $88,363    $209,766     $(1,550)

Comprehensive income:
  Net income                                                                      --         --      28,920          --
  Other comprehensive income, net of tax:
    Unrealized net holding gains arising
     during the year (pre-tax $1,147)                                             --         --          --          --
    Reclassification adjustment for net
     gains realized in net income during
     the year (pre-tax $519)                                                      --         --          --          --
    Minimum pension liability adjustments                                         --         --          --          --
Other comprehensive income                                                        --         --          --          --
Comprehensive income

Cash dividends declared ($ .64 per share)                                         --         --     (15,072)         --
Issuance of employee restricted stock                                (7)          --         41          --        (254)
Amortization of employee restricted stock                                         --        259          --         538
Issuance of restricted stock units under
 directors' deferred compensation plan, net                                       --        385         (37)         --
Exercise of employee stock options                                 (144)          --         --      (1,920)         --
Purchase of treasury stock                                          366           --         --          --          --
Fractional shares repurchased                              (1)                    (1)       (16)         --          --
Stock vested in ESOP                                                              --         --          --          --
Pooled company transactions
  Purchase and retirement of treasury stock              (120)      122         (120)    (2,999)         --          --
  Treasury stock reissued for stock awards
   and options exercised                                           (122)          --         --         262          --
                                                       ----------------------------------------------------------------

Balance, December 31, 1998                             23,548       369      $23,548    $86,033    $221,919     $(1,266)
                                                       ----------------------------------------------------------------

Comprehensive income:
  Net income                                                                      --         --      13,454          --
  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the quarter (pre-tax $3,947)                                          --         --          --          --
    Reclassification adjustment for net gains
     realized in net income during the
     quarter (pre-tax $218)                                                       --         --          --          --
Other comprehensive income (loss)                                                 --         --          --          --
Comprehensive income

Cash dividends declared ($ .36 per share)                                         --         --      (8,348)         --
Amortization of employee restricted stock                                         --       (560)         --         412
Issuance of restricted stock units under
 directors' deferred compensation plan                                            --        144          --          --
Exercise of employee stock options                                  (25)          --         --        (207)         --
Stock vested in ESOP                                                              --         --          --          --
                                                       ----------------------------------------------------------------

Balance, March 31, 1999                                23,548       344      $23,548    $85,617    $226,818     $  (854)
                                                       ----------------------------------------------------------------

Comprehensive income:
  Net income                                                                      --         --      14,135          --
  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the quarter (pre-tax $15,596)                                         --         --          --          --
    Reclassification adjustment for net gains
     realized in net income during the
     quarter (pre-tax $140)                                                       --         --          --          --
Other comprehensive income (loss)                                                 --         --          --          --
Comprehensive income

Amortization of employee restricted stock                                         --        284          --         (10)
Issuance of restricted stock units under
 directors' deferred compensation plan, net                          (7)          --        (10)        (61)         --
Exercise of employee stock options                                  (44)          --         --        (506)         --
Stock vested in ESOP                                                              --         --          --          --
                                                       ----------------------------------------------------------------

Balance, June 30, 1999                                 23,548       293      $23,548    $85,891    $240,386     $  (864)
                                                       ----------------------------------------------------------------



                                                       Unearned        Other
                                                         ESOP      Comprehensive    Treasury     Comprehensive
                                                        Shares     Income (Loss)     Stock       Income (Loss)     Total
                                                       --------    -------------    --------     -------------     -----
(Dollars and shares in thousands, except per share data)

Balance, January 1, 1998                                $(640)        $ 3,318       $ (4,798)                     $318,128

Comprehensive income:
  Net income                                               --              --             --        $28,920       $ 28,920
                                                                                                    -------
  Other comprehensive income, net of tax:
    Unrealized net holding gains arising
     during the year (pre-tax $1,147)                      --              --             --            805
    Reclassification adjustment for net
     gains realized in net income during
     the year (pre-tax $519)                               --              --             --           (364)
    Minimum pension liability adjustments                  --              --             --           (250)
                                                                                                    -------
Other comprehensive income                                 --             191             --            191            191
                                                                                                    -------
Comprehensive income                                                                                $29,111
                                                                                                    =======

Cash dividends declared ($ .64 per share)                  --              --             --                       (15,072)
Issuance of employee restricted stock                      --              --            213                            --
Amortization of employee restricted stock                  --              --             --                           797
Issuance of restricted stock units under
 directors' deferred compensation plan, net                --              --             --                           348
Exercise of employee stock options                         --              --          4,864                         2,944
Purchase of treasury stock                                 --              --        (12,297)                      (12,297)
Fractional shares repurchased                              --              --             --                           (17)
Stock vested in ESOP                                      177              --             --                           177
Pooled company transactions
  Purchase and retirement of treasury stock                --              --         (1,921)                       (5,040)
  Treasury stock reissued for stock awards
   and options exercised                                   --              --          1,921                         2,183
                                                        ------------------------------------                      --------

Balance, December 31, 1998                              $(463)        $ 3,509       $(12,018)                     $321,262
                                                        ------------------------------------                      --------

Comprehensive income:
  Net income                                               --              --             --        $13,454       $ 13,454
                                                                                                    -------
  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the quarter (pre-tax $3,947)                   --              --             --         (2,506)
    Reclassification adjustment for net gains
     realized in net income during the
     quarter (pre-tax $218)                                --              --             --           (143)
                                                                                                    -------
Other comprehensive income                                 --          (2,649)            --         (2,649)        (2,649)
                                                                                                    -------
Comprehensive income                                                                                $10,805
                                                                                                    =======

Cash dividends declared ($ .36 per share)                  --              --             --                        (8,348)
Amortization of employee restricted stock                  --              --             --                          (148)
Issuance of restricted stock units under
 directors' deferred compensation plan                     --              --             --                           144
Exercise of employee stock options                         --              --            773                           566
Stock vested in ESOP                                      184              --             --                           184
                                                        ------------------------------------                      --------

Balance, March 31, 1999                                 $(279)        $   860       $(11,245)                     $324,465
                                                        ------------------------------------                      --------


Comprehensive income:
  Net income                                               --              --             --        $14,135       $ 14,135
                                                                                                    -------
  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the quarter (pre-tax $15,596)                  --              --             --         (9,896)
    Reclassification adjustment for net gains
     realized in net income during the
     quarter (pre-tax $140)                                --              --             --            (89)
                                                                                                    -------
Other comprehensive income                                 --          (9,985)            --         (9,985)        (9,985)
                                                                                                    -------
Comprehensive income                                                                                $ 4,150
                                                                                                    -------

Amortization of employee restricted stock                  --              --             --                           274
Issuance of restricted stock units under
 directors' deferred compensation plan, net                --              --            220                           149
Exercise of employee stock options                         --              --          1,360                           854
Stock vested in ESOP                                       70              --             --                            70
                                                        ------------------------------------------------------------------

Balance, June 30, 1999                                  $(209)        $(9,125)      $ (9,665)                     $329,962
                                                        ------------------------------------------------------------------

Note: Cash dividends per share represent historical dividends of Banknorth Group, Inc. All share and per share data has been restated to give retroactive effect of stock splits
See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Six Months Ended June 30,
                                                                              -------------------------
(In thousands)                                                                   1999           1998
                                                                                 ----           ----

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                                   $  27,589      $  21,164

Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization of premises, equipment and software                3,625          3,408
  Amortization of goodwill                                                         4,398          2,643
  Net amortization of premiums on securities available for sale                    4,104          2,396
  Net accretion of discounts on investment securities                                (49)          (119)
  Provision for loan losses                                                        4,275          4,675
  Adjustment of other real estate owned to estimated fair value                      (26)           135
  Provision for deferred tax (benefit) expense                                       342           (606)
  Amortization of employee restricted stock                                          126            495
  Issuance of restricted stock units under directors' deferred
   compensation plan, net                                                            293            202
  Net securities transactions                                                       (368)           326
  Net gain on sale of other real estate owned and repossessed assets                 (47)          (227)
  Proceeds from sale of loans held for sale                                      143,331        152,836
  Originations and purchases of loans held for resale                           (125,022)      (162,690)
  Net gain on sale of loans held for sale                                         (1,559)        (1,472)
  Net increase in cash surrender value of  bank owned life insurance                (498)        (1,093)
  Decrease (increase) in interest receivable                                      (1,893)          (174)
  (Decrease) increase in interest payable                                           (773)           597
  Decrease (increase) in other assets and other intangibles                        2,292         (2,980)
  Increase (decrease) in other liabilities                                        (8,781)         2,759
  ESOP compensation expense                                                          254            177
                                                                               ------------------------

     Total adjustments                                                            24,024          1,288
                                                                               ------------------------
     Net cash provided by  operating activities                                   51,613         22,452
                                                                               ------------------------

Cash flows from investing activities:
  Proceeds from maturity and call of securities available for sale               204,440        157,227
  Proceeds from maturity and call of investment securities held to maturity        2,518         29,130
  Proceeds from sale of securities available for sale                             16,869        102,063
  Purchase of securities available for sale                                     (250,342)      (330,902)
  Proceeds from sale of OREO and repossessed assets                                3,002          2,120
  Net decrease (increase) in originated loans                                    (67,337)       (21,803)
  Capital expenditures                                                            (3,069)        (2,555)
                                                                               ------------------------

      Net cash used in  investing activities                                     (93,919)       (64,720)
                                                                               ------------------------

Cash flows from financing activities:
  Net (decrease) increase in deposits                                           (112,250)       133,780
  Net increase (decrease) in short-term borrowed funds                           125,076        (45,395)
  Purchase of treasury stock                                                          --        (17,337)
  Issuance of long-term debt                                                         140         37,468
  Payments on long-term debt                                                      (1,757)        (4,930)
  Exercise of employee stock options                                               1,420          3,936
  Dividends paid                                                                  (8,348)        (7,559)
                                                                               ------------------------

      Net cash provided by  financing activities                                   4,281         99,963
                                                                               ------------------------

Net (decrease) increase in cash and cash equivalents                             (38,025)        57,695
                                                                               ------------------------

Cash and cash equivalents at beginning of period                                 169,726        112,368
                                                                               ------------------------

Cash and cash equivalents at end of period                                     $ 131,701      $ 170,063
                                                                               ========================

Additional disclosure relative to statement of cash flows:
  Interest paid                                                                $  69,775      $  71,295
                                                                               ========================

  Taxes paid                                                                   $   9,464      $  10,118
                                                                               ========================

Supplemental schedule of non-cash investing and financing activities:
  Net transfer of loans to OREO and repossessed assets                         $     327      $   2,576
  Adjustment to securities available for sale to fair value, net of tax          (12,634)         1,021

See accompanying notes to  unaudited interim consolidated financial statements.


        NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries, Evergreen Bank, N.A., First Massachusetts Bank, N.A., North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank, The Howard Bank, N.A., First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company, Franklin Lamoille Bank, Granite Savings Bank and Trust Company, Woodstock National Bank, The Stratevest Group, N.A., North Group Realty, Inc., and Banknorth Capital Trust I. It is the opinion of management that the accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which are considered necessary to report fairly the financial position as of June 30, 1999 and 1998, the results of their operations for the three and six months ended June 30, 1999 and 1998, and cash flows for the six months ended June 30, 1999 and 1998. The accompanying unaudited interim consolidated financial statements should be read in conjunction with Banknorth Group, Inc.'s consolidated year end financial statements, including notes thereto, which are included in Banknorth Group, Inc.'s 1998 annual report to shareholders on Form 10-K. On December 31, 1998, Evergreen Bancorp, Inc. and its wholly owned subsidiary Evergreen Bank, N.A. ("Evergreen") was merged with and into Banknorth. The merger was accounted for as a pooling of interests and, accordingly, the financial information for all prior periods has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented.

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

      The following table provides calculations of basic and diluted earnings per share:


                                                        Three Months Ended June 30,
                                  ----------------------------------------------------------------------
Dollars in thousands,                            1999                                 1998
except for per share data         ---------------------------------    ---------------------------------
                                              Weighted                             Weighted
                                    Net       Average     Per Share      Net       Average     Per Share
                                  Income       Shares       Amount     Income       Shares       Amount
                                  ----------------------------------------------------------------------

Basic earnings per share          $14,135    23,379,073     $0.60      $11,264    23,258,549      $0.48
Effect of dilutive securities:
  Stock options                                 253,956                              399,387
  Restricted stock awards                        32,751                               27,201
                                             ----------                           ----------
Diluted earnings per share        $14,135    23,665,780     $0.60      $11,264    23,685,137      $0.48
                                  =====================================================================


                                                        Six Months Ended June 30,
                                  ----------------------------------------------------------------------
Dollars in thousands,                            1999                                 1998
except for per share data         ---------------------------------    ---------------------------------
                                             Weighted                             Weighted
                                    Net      Average      Per Share      Net      Average      Per Share
                                  Income      Shares        Amount     Income      Shares        Amount
                                  ----------------------------------------------------------------------

Basic earnings per share          $27,589    23,366,459     $1.18      $21,164    23,344,513      $0.91
Effect of dilutive securities:
  Stock options                                 268,494                              386,692
  Restricted stock awards                        31,049                               28,983
                                             ----------                           ----------
Diluted earnings per share        $27,589    23,666,002     $1.17      $21,164    23,760,188      $0.89
                                  =====================================================================


3. In June 1998, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. During the second quarter of 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 defers the effective date of SFAS No. 133 by one year from Fiscal quarters of Fiscal years beginning after June 15, 1999 to Fiscal quarters of Fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

4. On June 2, 1999, Banknorth announced that it and Peoples Heritage Financial Group, Inc. ("PHFG") had entered into an Agreement and Plan of Merger (the "Agreement"), which sets forth the terms and conditions pursuant to which the Company would be merged with and into PHFG (the "Merger") and PHFG would change its name to "Banknorth Group, Inc." The Agreement provides, among other things, that as a result of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.825 shares of PHFG's common stock, plus cash in lieu of any fractional share interest. Consummation of the Merger is subject to a number of conditions including (i) the approval of the Agreement and Merger by the shareholders of the Company and PHFG, (ii) the receipt of requisite regulatory approvals, (iii) receipt by the parties of an opinion of counsel as to certain tax consequences of the Merger, (iv) receipt by the parties of letters from their independent public accountants stating their opinion that the Merger shall qualify for pooling of interests accounting treatment and (v) satisfaction of certain other conditions. The transaction is valued at $780.7 million and will create a $17 billion multi-state banking and financial services company. It is expected that the transaction will be closed by year end 1999.


                     INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Banknorth Group, Inc.

      We have reviewed the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries ("the Company") as of June 30, 1999 and 1998, and the related consolidated statements of income for the three and six month periods ended June 30, 1999 and 1998, and the consolidated statements of changes in shareholders' equity for the three month periods ended March 31, 1999 and June 30, 1999, and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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


Albany, New York
July 16, 1999


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Banknorth Group, Inc. ("the parent") and its subsidiaries during the three and six months ended June 30, 1999, with comparisons to 1998, as applicable. Collectively, the parent company and its subsidiaries are referred to herein as "Banknorth" or "Company". Net interest income and net interest margin are presented in this discussion on a fully taxable equivalent basis (f.t.e.). Balances discussed are daily averages unless otherwise described. The unaudited consolidated interim financial statements, as well as the 1998 annual report to shareholders' should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 1999 presentation. On December 31, 1998, the shareholders of Banknorth Group, Inc. and Evergreen Bancorp, Inc. ("Evergreen") of Glens Falls, New York approved a merger between the two organizations. Evergreen was merged with and into Banknorth on that date with each issued and outstanding share of Evergreen common stock converted into 0.9 shares of Banknorth common stock. This resulted in the issuance of approximately 7.9 million in additional shares of Banknorth common stock. All of the historical financial information in this quarterly report has been restated for the effect of this transaction, which was accounted for as a pooling-of-interests.

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

MERGER WITH PEOPLES HERITAGE FINANCIAL GROUP, INC.

      On June 2, 1999, Banknorth announced that it and Peoples Heritage Financial Group, Inc. ("PHFG") had entered into an Agreement and Plan of Merger (the "Agreement"), which sets forth the terms and conditions pursuant to which the Company would be merged with and into PHFG (the "Merger") and PHFG would change its name to "Banknorth Group, Inc." The Agreement provides, among other things, that as a result of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.825 shares of PHFG's common stock, plus cash in lieu of any fractional share interest. Consummation of the Merger is subject to a number of conditions including (i) the approval of the Agreement and the Merger by the shareholders of the Company and PHFG, (ii) the receipt of requisite regulatory approvals, (iii) receipt by the parties of an opinion of counsel as to certain tax consequences of the Merger, (iv) receipt by the parties of letters from their independent public accountants stating their opinion that the Merger shall qualify for pooling-of-interests accounting treatment and (v) satisfaction of certain other conditions.

      The transaction is valued at $780.7 million and will create a $17 billion multi-state banking and financial services company. It is expected that the transaction will be closed by year end 1999. The operational integration of the two companies is expected to be completed during the second quarter of 2000.

OVERVIEW

      Banknorth's net income was $14.1 million, representing basic earnings per share ("EPS") of $.60 and diluted EPS of $.60, for the three months ended June 30, 1999, compared to $11.3 million, or $.48 basic EPS, and $.48 diluted EPS for the three months ended June 30, 1998. For the year to date period ended June 30, 1999, net income was $27.6 million, representing basic EPS of $1.18 and diluted EPS of $1.17 as compared to $21.2 million, or $.91 basic EPS, and $.89 diluted EPS.

      During the first half of 1999, the Company completed the core banking systems conversion related to the Evergreen merger. As a result, the Company recorded and paid $1.2 million in additional one-time expenses, primarily in data conversion and staff expenses. Additionally, the Company recorded a net gain of $2.6 million related to the curtailment of the Evergreen pension resulting from the combination of the former Evergreen and Banknorth pension plans following the merger. The net result of the merger-related activities was a net pre-tax gain of $1.3 million, or $735 thousand in after tax impact. This represents a $.03 impact on the diluted EPS. Final systems conversions for the Berkshire and Evergreen private banking relationships are scheduled to be completed in the third quarter of 1999.

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

      Evergreen Bank, N.A. ("Evergreen Bank"), a national bank and formerly Evergreen's sole banking subsidiary, will continue to operate its banking business, as a wholly owned subsidiary of Banknorth. Evergreen Bank operates 28 offices in 8 counties in eastern upstate New York, throughout an area extending from the Massachusetts border fifty miles south of Albany, north to the Canadian border. Evergreen Bank serves commercial, individual, institutional and municipal customers with a wide range of deposit and loan products. As of June 30, 1999, Evergreen Bank had total assets of $1.1 billion and deposits of $968.0 million.

      In order to effect the merger, one-time merger related expenses of $21.3 million ($15.9 million after-tax impact), were incurred in the fourth quarter of 1998 and the first half of 1999. The majority of these expenses were employment-related costs and data processing conversion and termination costs. Additionally, as mentioned above, the Company recorded in the first quarter of 1999, a net gain of $2.6 million on the curtailment of the Evergreen pension plan. As of June 30, 1999, the systems conversion was completed in all areas, except the private banking relationships. The conversion of the private banking relationships of Evergreen is scheduled to occur in the third quarter of 1999 and the Company expects to incur an additional $100 thousand in one-time expenses to complete this conversion.

      At December 31, 1998, after payments of certain one-time merger related expenses, the Company had a remaining accrued liability of approximately $15.4 million related to: compensation costs, including severance, employment contracts and accelerated employee benefits ($5.6 million); data processing contract termination costs ($3.9 million); investment banking fees ($3.5 million); and legal, accounting, and other costs incidental to the merger ($2.4 million). $11.1 million of these liabilities were paid during the first half of 1999. As of June 30, 1999, $4.3 million of these liabilities remain. The remaining liability primarily represents employment related costs and other costs incidental to the merger.

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

      The transaction was accounted for under purchase accounting rules. As such, both the assets acquired and liabilities assumed have been recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. Goodwill, representing the excess of cost over net assets acquired, was $54.2 million, substantially all of which is deductible for income tax purposes, and is being amortized over fifteen years on a straight-line basis. The one-time acquisition-related expenses of $1.8 million pre-tax, or $1.2 million after-tax, were recorded in the fourth quarter of 1998. The conversion of the private banking relationships of the Berkshires, as previously noted, is to be completed in the third quarter of 1999 and an additional $100 thousand in one-time expenses are expected to be incurred in the completion of this conversion.

      The results of operations for the branches and private banking relationships acquired are included in Banknorth's consolidated financial statements from the date of acquisition forward.

ASSET/LIABILITY MANAGEMENT

      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary earning assets with additional capacity invested in money market instruments. Earning assets were 92.45% and 93.62% of total assets at June 30, 1999 and 1998, respectively.

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

Earning Assets

      Earning assets were $4.1 billion during the second quarter of 1999, an increase of $267.5 million, or 7.1% from the second quarter of 1998. For the year to date period, earning assets were $4.0 billion as compared to $3.7 billion in 1998. Table A, Mix of Average Earning Assets, shows how the mix of earning assets has changed as compared to the same period in 1998.

      Loans. Average total loans of $2.9 billion during the three months ended June 30, 1999, were $191.0 million, or 7.2%, above the same period of 1998. The increase is primarily attributable to the Berkshire branch acquisition completed in November 1998. The Berkshire acquisition added approximately $100 million on average to the loan portfolio. The remainder of the increase is attributable to strong loan demand in the Massachusetts market and improved lending activity in Vermont and New Hampshire. The strong commercial loan demand offset a decline in the real estate mortgage portfolio as a result of refinancing activity. Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of June 30, 1999 and 1998, as well as December 31, 1998.

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

      Loans held for sale were $26.2 million as of June 30, 1999, $10.0 million lower than the $36.3 million balance outstanding as of June 30, 1998. The production level experienced in 1998 was at record high levels for the Company as refinancing activity was strong throughout the year given the low interest rate environment. Interest rates rose slightly throughout 1999 and refinancing activity slowed. The current production in 1999 is primarily new mortgage originations as the home buying season is active and interest rates remain relatively low. Management expects the level of mortgage originations to continue at the more normal level, as seen to date in 1999, for the second half of 1999.

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

      Period end balances in securities available for sale totaled $1.1 billion at June 30, 1999 as compared to $1.0 billion at June 30, 1998, an increase of $103.8 million or 10.1%. The balances include a fair value adjustment reflecting a net unrealized loss of $14.0 million at June 30, 1999, compared to a net unrealized gain of $7.2 milllion at June 30, 1998. The increase in securities available for sale is primarily the result of the cash flow generated by the investment securities held to maturity portfolio re-invested in the available for sale portfolio and the investing of excess liquidity as a result of deposit growth. Average balances for securities available for sale for the three months ended June 30, 1999 and 1998 were $1.1 billion and $1.0 billion, respectively.

      Investment securities held to maturity. The designation "investment securities held to maturity" is made at the time of purchase or transfer based upon the intent and ability to hold these securities until maturity. The management of this portfolio focuses on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. Cash flow guidelines and average duration targets have been established for management of this portfolio. As of June 30, 1999, the balance of securities in this category was $18.1 million, $11.5 million below the balance at June 30, 1998. The primary cause of the reduced portfolio size was the reinvestment of cash flows from maturities during 1998 and thus far in 1999 into the available for sale portfolio.

      Table C, Securities Available for Sale and Investment Securities contains details of investment securities at June 30, 1999 and 1998, as well as December 31, 1998.

      Money market investments. Money market investments, primarily Federal funds sold, averaged $18.2 million during the second quarter of 1999, down $7.9 million, or 30.3%, from the second quarter of 1998. Subsidiary banks with excess overnight cash positions invest such funds with other subsidiary banks that may have short-term funding needs. This internal settlement, performed prior to purchasing funds in the market, reduces funding costs and improves overall liquidity.

      Income on earning assets. Income from earning assets was $79.2 million for the three-month period ended June 30, 1999, as compared to $77.5 million for the same period in 1998. The increase of $1.7 million, or 2.2%, resulted from the increases in earning assets through acquisition and normal growth described previously. Total earning assets during the second quarter of 1999 of $4.1 billion yielded 7.83%, while in 1998 earning assets of $3.8 billion yielded 8.22%. The increase in earning assets contributed $5.3 million towards the increase in interest income, while the decline in yield of 39 basis points resulted in $3.6 million less in interest income. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest income from earning assets.

      For the six months ended June 30, 1999 and 1998, income from earning assets was $157.6 million and $153.6 million, respectively. Total earning assets of $4.0 billion, increased $296.6 million or 7.9% over the six month average of 1998. The yield on earning assets was 7.85% during the first six months of 1999 as compared to 8.26% during the same period of 1998. During the first six months of 1999, the increase in earning asset contributed $11.6 million towards the increase over the same period of 1998, while the 41 basis point reduction in yield caused a $7.6 million decrease.

Funding Sources

      Banknorth utilizes various traditional sources of funding to support its earning asset portfolios. Average total net funding increased by $334.8 million, or 9.2%, in the second quarter of 1999 in comparison to the average for the quarter ended June 30, 1998. Table E, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for the second quarter of 1999 and 1998.

      Deposits. Total core deposits averaged $3.3 billion during the three month period ended June 30, 1999, $401.6 million, or 13.7%, over the second quarter average of 1998. The majority of the increase was the result of the Berkshire branch acquisition, which contributed $291.5 million on average in deposits during the second quarter of 1999. Overall, NOW and money market accounts increased by $259.1 million, retail time deposits in denominations less than $100,000 increased by $20.0 million and regular savings increased $38.2 million. In the current low rate environment, the indexed money market product offered is an attractive option for our customers. Total core deposits represented 83.8% of total net funding during the second quarter of 1999 as compared to 80.5% during the same quarter of 1998.

      Purchased liabilities. Total purchased liabilities decreased on average by $64.0 million to $633.3 million during the second quarter of 1999 from $697.3 million during the second quarter of 1998. Short-term borrowed funds decreased $118.5 million from $424.0 million for the three months ended June 30, 1998 to $305.5 million for the three months ended June 30, 1999. Short-term borrowings from the FHLB decreased significantly from $256.0 million at June 30, 1998 to $85.6 million at June 30, 1999. The decrease in short-term borrowed funds was the result of paydowns made after receipt of cash in the acquisition of the Berkshire branches and a refinancing of approximately $30.0 million to longer-term debt at more favorable rates. Long-term advances from the Federal Home Loan Bank increased on average from $49.3 million for the three months ended June 30, 1998 to $66.0 million for the three months ended June 30, 1999. Scheduled maturities of short-term advances were replaced with long-term advances in response to movements in interest rates while maintaining the Company's interest rate risk profile within established guidelines.

      Securities sold under repurchase agreements continued to be an important source of purchased liabilities. Securities sold under repurchase agreements averaged $192.6 million or 30.4% of the purchased liabilities for the second quarter of 1999. This is an increase of $49.4 million from the average in the second quarter of 1998. The Company enters into sales of securities under short-term, usually overnight, fixed coupon, repurchase agreements with customers. Such agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities.

      Bank Debt. Average bank debt of $7.4 million during the second quarter of 1999 represented primarily the 1994 funding of the acquisition of North American Bank Corporation. The balance of $6.7 million at June 30, 1999 will be repaid within five years. Additionally, there was $280 thousand in bank debt at June 30, 1999 related to the funding of the Employee Stock Ownership Plan of Evergreen Bank. This loan is an adjustable rate loan that will mature in 2000.

      Interest expense summary. Total interest expense for the three months ended June 30, 1999 was $34.2 million, a decrease of $2.1 million or 5.8%, as compared to the same period of 1998. The decrease in interest expense was the result of the Company lowering its cost of funding given the significant increase in core deposits and the decline of $104.6 million in higher cost borrowings, primarily short-term. Increased levels of interest-bearing liabilities contributed $2.5 million to the increase in interest expense while the decline in rates paid decreased interest expense by $4.6 million. The cost of interest bearing liabilities was 3.96% in the second quarter of 1999, a decrease of 57 basis points from the second quarter of 1998.

      Total interest-bearing liabilities averaged $3.5 billion during the six months ended June 30, 1999, $278.1 million, or 8.7%, higher than in 1998.
The cost of funds was 4.01% in 1999 as compared to 4.54% in 1998. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest bearing liabilities and interest expense.

Net Interest Income

      Net interest income totaled $44.9 million and $41.1 million for the three month periods ended June 30, 1999 and 1998, respectively. The net interest margin was 4.44% during the second quarter of 1999 as compared to 4.36% during the same period of 1998. The yield on earning assets of 7.83% for the second quarter of 1999, was 39 basis points below the corresponding period of the prior year. Interest rates generally decreased during 1998 and rose slightly in early 1999. This trend of the decreasing yield on earning assets was experienced throughout 1998 and 1997. In the second quarter of 1999, the cost of funds declined 57 basis points from the second quarter of 1998. This decline in the cost of funds was greater than the decline in the yield on earning assets, resulting in a slight increase in the net interest margin in the second quarter of 1999 compared to the second quarter of 1998.

      Net interest income totaled $88.6 million for the six months ended June 30, 1999, compared to $81.7 million for the same period of 1998. The net interest margin increased slightly from 4.39% for the six months ended June 30, 1998 to 4.41% for the six months ended June 30, 1999. As noted earlier, the decline in the cost of funds exceeded the decline in the yield in earning assets during this time period.

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

      Non-performing assets ("NPAs"). Non-performing assets include non-performing loans, which are those loans in a non-accrual status, loans which have been classified as troubled debt restructurings and loans past due 90 days or more and still accruing interest. Also included in the total non-performing assets are foreclosed and repossessed non-real estate assets.

      NPAs were $20.3 million at June 30, 1999, an increase of $219 thousand, or 1.1%, from June 30, 1998 and a decrease of $4.0 million, or 16.4%, from December 31, 1998. The ratio of NPAs to loans plus other real estate owned and repossessed assets at June 30, 1999, was .70% compared to .76% at June 30, 1998. Table G, Non-Performing Assets, contains the details for June 30, 1999 and 1998, and December 31, 1998.

      Non-performing loans ("NPLs") at June 30, 1999 were $19.6 million, a net increase of $2.8 million, or 16.9%, from June 30, 1998. Delinquency rates in the residential portfolio are consistent with trends seen regionally and nationally. Given the possibility of increases in interest rates, management expects that certain credits may encounter difficulty in continuing to perform under the contractual terms of their loans should rates actually increase. While this occurrence might result in increases in NPLs and subsequent charge-offs, management does not expect it to materially affect the Company's performance during the year.

      Total other real estate owned and repossessed assets were $733 thousand at June 30, 1999, down $2.6 million from one year earlier and from December 31, 1998.

      Allowance for loan losses and provision. The allowance for loan losses is maintained at a level estimated by management to provide adequately for risk of loss inherent in the current loan portfolio. The adequacy of the allowance for loan losses is monitored quarterly. It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan portfolio's risk profile. It is also evaluated to ensure that it is sufficient to absorb all probable and reasonably estimable credit losses inherent in the current loan portfolio.

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

      Table H, Summary of Loan Loss Experience, includes an analysis of the changes to the allowance for the three months ended June 30, 1999 and 1998, as well as for the year ended December 31, 1998. Loans charged off in the first six months of 1999 were $4.6 million, or an annualized .32% of average loans. This represents an improvement over the prior year's results when charge-offs totaled $5.7 million, or an annualized .43% of average loans. Recoveries on loans previously charged off were $2.9 million for the six months ended June 30, 1999 compared to $3.0 million for the same period of 1998.

      The provision for loan losses ("provision") for the three months ended June 30, 1999 was $2.3 million, or an annualized .32% of average loans. The provision for the first six months of the year was $4.3 million or an annualized .30% of average loans. Provisions of $4.7 million, or an annualized .35% of average loans, and $9.3 million, or .35% of average loans were experienced during the first half of 1998 and the full year of 1998, respectively. The decrease in the provision is primarily the result of a reduction of the higher credit risk loan portfolios as a percentage of the total loan portfolio. Previously, the Company had experienced significant growth in commercial, commercial real estate, and installment loans as well as its Massachusetts market. Accordingly, the provision was increased in fiscal 1997 as compared to fiscal 1996 and in fiscal 1998 as compared to fiscal 1997. In addition, as discussed above, charge-offs and net charge-offs have decreased from the second quarter of 1998 to the second quarter of 1999. These items are somewhat offset by the slight increase in non-performing loans, as discussed above. Accordingly, the provision for loan losses for the quarter ended June 30, 1999 is down slightly from the second quarter of 1998.

      At June 30, 1999, the allowance provided a coverage of non-performing loans of 240.53% as compared to 212.14% and 241.97% at December 31, 1998 and June 30, 1998, respectively.

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

      The aggregate cost of the interest rate floors and corridors was $3.2 million which is being amortized as an adjustment to the related loan yield on a straight-line basis over the terms of the agreements. At June 30, 1999, the unamortized balance of these interest rate floors and corridors was $991 thousand. The estimated fair value of these floors was $2.3 million as of June 30, 1999. The estimated fair value of the interest rate swap contracts and interest rate corridors were $1.2 million and $462 thousand as of June 30, 1999.

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

      The Company achieves its liability-based liquidity objectives in a variety of ways. Net liabilities can be classified into three basic categories for the purpose of managing liability-based liquidity: core deposits, purchased liabilities, and long-term or capital market funds. Core deposits consist of non-interest bearing demand deposits and retail deposits. These deposits result from relatively dependable customers and commercial banking relationships and are therefore viewed as a stable component of total required funding. Banknorth will continue to seek funding in the most efficient and cost effective manner as possible. Table E reflects the components of funding for June 30, 1999 and 1998.

      Among the traditional funding instruments comprising the category of purchased liabilities are time deposits $100 thousand and greater, Federal funds purchased, securities sold under agreement to repurchase, borrowings from the United States Treasury Department (Treasury, Tax and Loan accounts), and short and long-term borrowings from the FHLB.

      One of the principal components of purchased funding is short-term borrowed funds through sales of securities under agreements to repurchase. These borrowings generally represent short-term uninsured customer investments, which are secured by Company securities. During the second quarter of 1999, the average securities sold under agreements to repurchase were $192.6 million, as compared to $143.2 million in the second quarter of 1998.

      Long-term purchased funding, primarily through the FHLB, was $73.3 million during the second quarter of 1999, up $13.9 million from the quarter ended June 30, 1998 as short-term notes from the FHLB were replaced with longer term FHLB debt at more favorable rates.

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

OTHER OPERATING INCOME

      Other operating income is a significant source of revenue for Banknorth and an important factor in the Company's results of operations. Other operating income totaled $14.5 million for the second quarter of 1999, $4.4 million or 43.1% higher than the second quarter of 1998. For the six months ended June 30, 1999 and 1998, other operating income was $29.3 million and $19.0 million, respectively, an increase of $10.3 million, or 54.3%. Included in the first half of 1999 other income was a net gain of $2.6 million on the curtailment of the Evergreen pension plan and $1.4 million of income from bank-owned life insurance resulting from the death of a senior executive. Without these one-time items, other operating income increased $6.3 million, or 33.4%, for the six month period ended June 30, 1999 compared to the same period of 1998.

      Investment management income. The Stratevest Group, N.A., ("Stratevest"), the Company's investment and financial management subsidiary, contributes the largest recurring portion of other operating income through fees generated from trust and investment management services. Income from such services totaled $5.0 million in the second quarter of 1999, an increase of $1.8 million, or 58.5% over the same period of 1998. For the six months ended June 30, 1999, trust and investment management income was $9.8 million, up $3.7 million, or 60.8%, over the same period of 1998. The increase was the result of strong sales and market conditions as well as the increase in the managed assets as a result of the Berkshire acquisition. The Company's acquisition of approximately $1.0 billion in investment assets in November 1998 was added to the Stratevest portfolio of managed assets. This portion of the portfolio generated approximately $1.6 million in investment management income in the second quarter of 1999. Total assets under management totaled $4.1 billion, including $2.7 billion under discretionary management, as of June 30, 1999, compared to total assets under management of $2.9 billion, including $1.7 billion under discretionary management, as of June 30, 1998. Continued opportunities for increases in the generation of Stratevest's income lie in increased sales in the Massachusetts, New York and New Hampshire markets. The Company is experiencing increased sales in these areas and, accordingly, management expects continued increased levels of trust and investment management income for 1999.

      Service charges on deposit accounts. Service charges on deposit accounts, $3.4 million for the three months ended June 30, 1999, were $454 thousand, or 15.4% above the same period of 1998. The increase in service charges was primarily the result of improved charge policies implemented in late 1997 and the Berkshire branch acquisition, which added on average $292.7 million in deposits in the second quarter of 1999.

      Mortgage banking income. Mortgage banking income, which is comprised of loan servicing income and net loan transactions amounted to $1.3 million for the three months ended June 30, 1999. This category of income was up $95 thousand, or 7.9%, from June 30, 1998.

      Net loan transaction income is generated through the origination and subsequent sale of mortgage products into the secondary mortgage market. Net loan transaction income in the second quarter of 1999 amounted to $596 thousand, $289 thousand lower than the same period of 1998. In 1998, the Company experienced record level production throughout the year, which created strong sales activity. The sales activity in the second quarter of 1999 has returned to more normal levels as interest rates rose and refinancing activity slowed. The current production in 1999 is primarily new mortgage originations as the home buying season has begun and interest rates remain relatively low.

      Card product income. Card product income represents the fees and interchange income generated by the use of Banknorth issued credit (Visa) and debit cards. This income category increased $206 thousand, to $748 thousand, in the second quarter of 1999 as compared to the second quarter of 1998 as the volume of debit card transactions increased given the addition of the Berkshire customers and improved consumer acceptance and usage of the product. For the six months ended June 30, 1999 and 1998, card product income was $1.4 million and $972 thousand, respectively.

      ATM income. ATM income represents the income generated from the ATM network operated by Banknorth for the benefit of its customers. ATM income amounted to $671 thousand for the three months ended June 30, 1999 compared to $523 thousand for the three months ended June 30, 1998. The increase in ATM income over the last year was the result of the terminal convenience fee, assessed for non customer usage, in all states in which the Company operates and the addition of the Berkshire ATMs to the Banknorth network. For the six months ended June 30, 1999 and 1998, ATM income was $1.3 million and $1.0 million, respectively. Fee income is expected to remain at approximately that level for the remainder of 1999.

      Bank-owned life insurance income. In the fourth quarter of 1997, Banknorth purchased $40.0 million of bank-owned life insurance ("BOLI"), which resulted in approximately $552 thousand and $553 thousand of income in the second quarters of 1999 and 1998, respectively and $1.1 million in the year to date periods ended June 30, 1999 and 1998. The BOLI was purchased as a financing tool for employee benefits. The value of life insurance financing is the tax-preferred status of life insurance cash values. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated balance sheet that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, the Company selected insurance carriers with a minimum rating of A (Best rating) and further, annual financial condition reviews are completed on all carriers. Securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the bank-owned life insurance program. As a result of this transaction, the Company benefits in future periods from the tax-free nature of income generated from the life insurance policies. In general, the yield received from the bank-owned life insurance is comparable to the yield previously received on the securities available for sale, thereby causing the Company's earnings stream to benefit from the tax characteristics of the bank-owned life insurance.

      Net gain on curtailment of pension plan. As noted earlier, the Company recorded, in the first quarter of 1999, a net gain of $2.6 million from the curtailment of the Evergreen pension plan resulting from the combination of the former Evergreen and Banknorth pension plans following the merger. This is a non-recurring income item. All employees of Banknorth are now participants in a single pension plan.

      Bank-owned life insurance claim. During the second quarter of 1999, the Company recorded $1.4 million of income from BOLI resulting from the death of a senior executive. The income is non-recurring and tax-exempt.

      Other income. Other income amounted to $1.3 million for the three months ended June 30, 1999, compared to $1.1 million for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, other income was $2.2 million and $2.0 million, respectively. The largest portions of this income category are from personal banking and commercial banking fees, including safe deposit box and official checks. The increase is primarily as a result of the ten additional branches acquired in the Berkshire region of Massachusetts.

OTHER OPERATING EXPENSES

      Other operating expenses for the second quarter was $36.3 million, $4.1 million, or 12.8%, above expense levels in the second quarter of 1998. The majority of the increase in operating expenses was due to $913 thousand in additional goodwill expense, $1.3 million in additional compensation and benefit expenses and $593 million in occupancy. The Company's efficiency ratio was 58.43% in the second quarter of 1999, down from 59.81% from the same period one year earlier. For the six months ended June 30, 1999 and 1998, other operating expense was $72.6 million and $64.7 million, respectively. The efficiency ratio on a year to date basis was 58.50% for the first half of 1999 compared to 60.58% for the same period of 1998.

      Compensation. Compensation expense increased by $1.1 million, or 8.8%, in the second quarter of 1999 in comparison to the second quarter of 1998. The increase in this expense is primarily due to an increase in performance based compensation recorded in 1999 in comparison to 1998. Sales and performance based compensation in 1999 for the trust subsidiary, subsidiary banks and overall Company exceeded those accrued or paid to date in 1998. Additionally, severance expense of $130 thousand was recorded in the second quarter of 1999 as the facilities management of the Company was outsourced. Finally, temporary help expense in the second quarter of 1999 exceeded that of the second quarter of 1998 by $110 thousand as the integration of the Evergreen, Berkshire and trust operations is being completed. Year to date, compensation expense increased $1.6 million or 6.2%. Benefits expenses also increased by 4.2% between the three months ended June 30, 1999 and 1998.

      Net occupancy. Net occupancy costs increased $593 thousand or 25.2% from $2.4 million for the three months ended June 30, 1998 to $2.9 million for the three months ended June 30, 1999. As noted earlier, in the Berkshire acquisition, the Company acquired ten additional banking offices and its corresponding occupancy costs. Occupancy expenses are expected to remain at this level throughout 1999.

      Equipment and software. Equipment and software expense was $2.5 million and $2.4 million for the three months ended June 30, 1999 and 1998, respectively. Banknorth continuously invests in upgraded technology in order to offer enhanced products and services or to create operating efficiencies.

      Data processing. Data processing fees include payments to Banknorth's vendors of mainframe systems and site management, credit card processing, ATM transaction processing and shareholder accounting services. These fees decreased $159 thousand or 8.3% in the second quarter of 1999 in comparison to the same period of 1998 primarily due to the reduction in core application processing costs as a result of the merger with Evergreen. In 1998, the data processing costs consisted of two mainframe site management contracts. One contract was terminated upon the merger with Evergreen, thereby reducing the overall data processing costs. Offsetting this favorable change in data processing expense, the Company recognized $300 thousand in data processing costs for the outside servicing of the purchased Berkshire private banking relationships. This outside servicing expense was eliminated in the second quarter of 1999.

      Other real estate owned. Expenses relating to other real estate owned and repossessed assets decreased for the second quarter of 1999 by $89 thousand as compared to June 30, 1998 as the holding cost of these properties declined. Included in this expense category in the second quarter of 1999 are net gains on the sale of other real estate owned and repossessed assets in the amount of $103 thousand. Net gains on sales in the second quarter of 1998 were $117 thousand. Year to date, OREO expense continue to be low at $207 thousand in 1999, compared to $497 thousand in 1998. Management anticipates the level of other real estate owned and repossession expenses to remain steady throughout the year.

      Advertising and marketing. Advertising and marketing expenses were $1.2 million for the three months ended June 30, 1999, $119 thousand, or 11.2% higher than the first three months of 1998. In 1998, Banknorth introduced a market branding campaign and increased its marketing efforts in target markets. Marketing expenses are expected to be higher throughout 1999 in comparison to 1998. Year to date, advertising and marketing expenses were $294 thousand or 14.5% higher in 1999 compared to 1998.

      Communications. Communications expenses totaled $940 thousand in the second quarter of 1999, and $732 thousand in the second quarter of 1998. The increase in communication expenses was primarily due to the expansion of the voice/data communication network to accommodate the aforementioned acquired locations of Banknorth.

      Amortization of goodwill. Amortization of goodwill amounted to $2.2 million in second quarter of 1999 compared to $1.3 million in the second quarter of 1998. The increased goodwill amortization is the result of the Berkshire acquisition completed in November 1998, which generated an additional $54.2 million in goodwill or $3.6 million in amortization per year as this goodwill will be amortized over 15 years. Based on existing goodwill, the 1999 goodwill amortization expense is expected to be $8.7 million.

      Capital securities. The capital securities issued in May 1997, which created Tier I capital, gave rise to expense of $789 thousand in the second quarters of 1999 and 1998. As mentioned previously, incremental investment purchases were made in an effort to offset the cost of the capital securities through increased net interest income. Funding for the investments was primarily in the form of borrowings from the FHLB.

      Merger and acquisition related expenses. The merger expenses incurred in the first six months of 1999, related to the merger with Evergreen, amounted to approximately $1.2 million, or $788 thousand, after income tax effect. The majority of these expenses were employment-related costs and data processing conversion and termination costs.

      Other expenses. Other expenses totaled $4.0 million and $3.1 million for the three months ended June 30, 1999 and 1998, respectively. The majority of the increase was due to additional operating expenses of a larger institution, including postage and delivery, check sale costs, and network charges. Additionally, the Company increased its investment in low-income housing projects during 1998, which resulted in a greater amount of writedowns in the second quarter of 1999 compared to the second quarter of 1998. These low-income housing projects generate significant tax credits and reduce the Company's effective tax rate from the statutory level. Year to date, other expense increased $1.2 million or 18.7%. Expenses in this category are expected to continue at approximately this level throughout the year.

SUBSIDIARY BANK MERGER

      On May 24, 1999, the Company merged one of its subsidiary banks, Woodstock National Bank, into another subsidiary bank, First Vermont Bank, with Woodstock National Bank's three offices becoming branch offices of First Vermont Bank. The conversion costs totaled approximately $400 thousand.

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

      In order to protect the integrity of the banking system, the Federal Reserve Board and other federal banking regulatory agencies (collectively known as the "Federal Financial Institutions Examination Council," or "FFIEC") have issued guidelines to financial institutions for addressing the Year 2000 problem and set milestones that financial institutions are expected to meet in becoming Year 2000 compliant and testing to assure compliance. In broad outline, those guidelines provide that (i) by September 30, 1997, financial institutions should have identified, assessed and begun remediation of mission critical systems; (ii) by June 30, 1998, institutions should be continuing remediation of mission critical systems and have completed development of testing strategies and plans; (iii) by September 1, 1998, institutions should be continuing system remediation and should have begun testing of internal mission critical systems; (iv) by December 31, 1998, institutions should have substantially completed testing of internal mission critical systems; (v) by June 30, 1999, institutions relying on service providers should have substantially completed system testing and all institutions should have begun external testing with third parties (such as other financial institutions, business partners and payment system providers); and (vi) by June 30, 1999, institutions should have completed testing of mission critical systems and substantially completed all implementation of those systems.

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

      The economic cost of the Year 2000 Project includes not just direct incremental amounts expended by Banknorth for repairing, upgrading or replacing hardware, software and facilities, but also the use of internal resources devoted to the Year 2000 Project that would otherwise have been devoted to other business opportunities. It is difficult to quantify the economic cost of internal resources of the Project. However, Banknorth estimates that over the life of this Project, between 1996 and 2000, it will utilize approximately $5.5 million to $7.5 million of internal resources on this effort. These are internal resources that would have been utilized for other business opportunities and do not necessarily represent additional operating expenditures or costs. As of June 30, 1999, approximately $5.2 million of these amounts have been expended. Further, Banknorth's direct incremental expenditures for the Year 2000 Project are estimated at $3.7 million over this five year period. The largest of these costs relates to the purchase and installation of a new branch platform. Although this estimate includes hardware and equipment expenditures, which would have been made even absent the Year 2000 problem as part of normal operations, such expenditures are included in the estimates since the timing of these purchases and upgrades was accelerated due to the Year 2000 Project. As of June 30, 1999, approximately $1.3 million of the direct incremental expenditures have been made.

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

INCOME TAXES

      In the second quarter of 1999, Banknorth recognized income tax expense of $5.9 million, as compared to $5.0 million in second quarter of 1998. The effective rate was 29.57% in the second quarter of 1999 compared to 30.82% in the second quarter of 1998. The tax expense on the Company's income was lower than tax expense at the statutory rate of 35%, due primarily to tax-exempt income, including loans, securities and BOLI, as well as tax credits received on low-income housing projects. The recording of the $1.4 million in tax-exempt income from a BOLI claim in the second quarter of 1999 was primarily the cause of the decline in the effective rate from the second quarter of 1998 to the second quarter of 1999. For the six months ended June 30, 1999, the effective tax rate was 30.55% compared to 30.80% for the same period of 1998.

CAPITAL RESOURCES

      Consistent with its long-term goal of operating a sound and profitable financial organization, Banknorth strives to maintain a "well capitalized" company according to regulatory standards. Historically most of the Company's capital requirements have been provided through retained earnings.

      In October 1997, Banknorth announced a stock buyback plan. The Company planned to buy back up to 5%, or 782,665 shares of its outstanding common stock. As part of the merger with Evergreen, however, the stock buyback program was rescinded in July 1998. As of June 30, 1999, the Company held 343,807 treasury shares, all of which were purchased under the October 1997 stock buyback plan.

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

      As a result of these capital redeployments, the payment of dividends by the Company in the future will require the generation of sufficient future earnings by the subsidiary banks

      At June 30, 1999, Banknorth's Tier I capital was $293.8 million, or 9.36% of total risk-adjusted assets, compared to $317.3 million and 11.14% as of June 30, 1998. The decrease in the Tier I capital is attributable to the $54.2 million in additional goodwill generated by the Berkshire branch acquisition. The ratio of Tier I capital to total quarterly average adjusted assets (leverage ratio) was 6.82%, and 7.97% as of June 30, 1999 and 1998, respectively. Banknorth is "well capitalized" at June 30, 1999 according to regulatory definition, and thereby, exceed all minimum regulatory capital requirements. Table I, Capital Ratios, provides the components of capital as of various dates.


TABLE A.  Mix of Average Earning Assets

                                                           Three Months                                        Percentage of
                                                          Ended June 30,                         % of      Total Earning Assets
                                                    --------------------------                  Total      --------------------
(Dollars in thousands)                                   1999          1998         Change      Change        1999      1998
                                                      -------------------------------------------------------------------------

Loans, net of unearned income
 and unamortized loan fees and costs:
  Commercial, financial and agricultural              $  564,748    $  585,169    $ (20,421)     (7.6)%       13.9%     15.5%
  Construction and land development                       66,666        35,634       31,032      11.6          1.7       0.9
  Commercial real estate                                 761,452       576,665      184,787      69.1         18.8      15.2
  Residential real estate                              1,018,779     1,062,828      (44,049)    (16.5)        25.1      28.1
  Credit card receivables                                 31,873        28,573        3,300       1.2          0.8       0.7
  Lease receivables                                       80,309        74,846        5,463       2.0          2.0       2.0
  Other installment                                      328,669       297,759       30,910      11.6          8.1       7.9
                                                      ----------------------------------------------------------------------
    Total loans, net of unearned income and
     unamortized loan fees and costs                   2,852,496     2,661,474      191,022      71.4         70.4      70.3

Securities available for sale:
  U.S. Treasuries and Agencies                           172,329       231,983      (59,654)    (22.3)         4.3       6.1
  States and political subdivisions                       41,575         6,974       34,601      13.0          1.0       0.2
  Mortgage-backed securities                             689,213       509,285      179,928      67.3         17.0      13.5
  Corporate debt securities                              185,068       217,128      (32,060)    (12.0)         4.6       5.7
  Equities and other securities                           49,220        45,403        3,817       1.4          1.2       1.2
  Net unrealized gain (loss)                              (3,165)        5,891       (9,056)     (3.4)        (0.1)      0.2
                                                      ----------------------------------------------------------------------

    Total securities available for sale,
     at fair value                                     1,134,240     1,016,664      117,576      44.0         28.0      26.9

Investment securities, held to maturity:
  U.S. Treasuries and Agencies                             3,191        13,040       (9,849)     (3.7)         0.1       0.4
  States and political subdivisions                       10,947        12,806       (1,859)     (0.7)         0.3       0.3
  Mortgage-backed securities                               4,907        12,724       (7,817)     (2.9)         0.1       0.3
  Corporate debt securities                                   10            10           --        --           --        --
                                                      ----------------------------------------------------------------------

    Total investment securities, held to maturity,
     at amortized cost                                    19,055        38,580      (19,525)     (7.3)         0.5       1.0

Loans held for sale                                       28,232        41,921      (13,689)     (5.1)         0.7       1.1

Money market investments                                  18,208        26,110       (7,902)     (3.0)         0.4       0.7
                                                      ----------------------------------------------------------------------
Total earning assets                                  $4,052,231    $3,784,749    $ 267,482     100.0%       100.0%    100.0%
                                                      ======================================================================


TABLE B. Loan Portfolio

                                                At June 30,                        At December 31,             % Change
                              ----------------------------------------------    ---------------------    --------------------
                                      1999                     1998                     1998
                              ---------------------    ---------------------    ---------------------
                                                                                                         06/30/99    06/30/99
                                Amount      Percent      Amount      Percent      Amount      Percent     versus      versus
(Dollars in thousands)                                                                                   06/30/98    12/31/98
                              -----------------------------------------------------------------------------------------------

Commercial, financial, and
 agricultural                 $  593,921     20.5%     $  581,369     21.9%     $  690,170     24.3%        2.2%      (13.9)%

Real estate:
  Construction and land
   development                    61,295      2.1          36,883      1.4          45,704      1.6        66.2        34.1
  Commercial                     779,573     26.9         578,342     21.8         615,503     21.7        34.8        26.7
  Residential                  1,012,226     34.8       1,056,486     39.6       1,041,667     36.7        (4.2)       (2.8)
                              ---------------------------------------------------------------------------------------------
    Total real estate          1,853,094     63.8       1,671,711     62.8       1,702,874     60.0        10.9         8.8
                              ---------------------------------------------------------------------------------------------
Credit card receivables           31,907      1.1          28,863      1.1          33,205      1.2        10.5        (3.9)
Lease receivables                 79,920      2.8          74,943      2.8          79,001      2.8         6.6         1.2
Other installment                343,597     11.8         301,779     11.4         331,856     11.7        13.9         3.5
                              ---------------------------------------------------------------------------------------------
    Total installment            455,424     15.7         405,585     15.3         444,062     15.7        12.3         2.6
                              ---------------------------------------------------------------------------------------------
Total loans                    2,902,439    100.0       2,658,665    100.0       2,837,106    100.0         9.2         2.3

Less: allowance for loan
 losses                           47,135      1.6          40,570      1.5          44,537      1.6        16.2         5.8
                              ---------------------------------------------------------------------------------------------
Net loans                     $2,855,304     98.4%     $2,618,095     98.5%     $2,792,569     98.4%        9.1%        2.2%
                              =============================================================================================

TABLE C. Securities Available for Sale and Securities Held to Maturity


                                                                   At June 30,           At  December 31,
                                                             ------------------------    ----------------
(Dollars in thousands)                                          1999          1998            1998
                                                             --------------------------------------------

Securities available for sale:
  U.S. Treasuries and Agencies                               $  165,796    $  217,413       $  165,683
  States and political subdivisions                              48,522         7,816            7,806
  Mortgage-backed securities                                    672,530       521,297          711,540
  Corporate debt securities                                     211,203       230,291          188,154
  Equities and other securities                                  49,209        45,350           48,791
  Net unrealized gain (loss)                                    (14,010)        7,244            5,891
                                                             -----------------------------------------

    Fair value of securities available for sale              $1,133,250    $1,029,411       $1,127,865
                                                             =========================================
Investment securities, held to maturity:
  U.S. Treasuries and Agencies                               $    3,192    $    6,965       $    3,582
  States and political subdivisions                              10,182        12,475           11,443
  Mortgage-backed securities                                      4,703        10,178            5,510
  Corporate debt securities                                          10            10               10
                                                             -----------------------------------------

    Amortized cost of investment securities,
     held to maturity                                        $   18,087    $   29,628       $   20,545
                                                             =========================================

    Fair value of investment securities, held to maturity    $   18,389    $   30,644       $   21,606
                                                             =========================================

    Excess of fair value over recorded value                 $      302    $    1,016       $    1,061

    Fair value as a % of amortized cost                           101.7%        103.4%           105.2%


Note: There were no holdings of any single issuer that, when taken in aggregate, exceeded 10% of shareholders' equity at June 30, 1999.


TABLE D.  Average Balances, Yields, and Net Interest Margins


                                                                                Three Months Ended June 30,
                                                            -------------------------------------------------------------------
                                                                          1999                               1998
                                                            --------------------------------    -------------------------------
                                                                          Interest   Average                 Interest   Average
                                                             Average      Income/    Yield/     Average      Income/    Yield/
                                                             Balance      Expense     Rate      Balance      Expense     Rate
                                                            -------------------------------------------------------------------

(Dollars in thousands)
Earning assets:
  Money market investments                                  $   18,208    $   211     4.65%    $   26,110    $   367     5.64%
  Securities available for sale, at fair value (1 and 2)     1,134,240     17,283     6.09      1,016,664     16,168     6.42
  Loans held for sale                                           28,232        530     7.53         41,921        799     7.64
  Investment securities, held to maturity (2)                   19,055        395     8.31         38,580        755     7.85
  Loans, net of unearned income and
   unamortized loan fees and costs (2 and 3)                 2,852,496     60,737     8.54      2,661,474     59,369     8.95
                                                            ---------------------              ---------------------
      Total earning assets                                   4,052,231     79,156     7.83      3,784,749     77,458     8.22

Cash and due from banks                                        125,671                            102,018
Allowance for loan losses                                      (46,538)                           (40,833)
Other assets                                                   236,550                            170,320
                                                            ----------                         ----------
      Total assets                                          $4,367,914                         $4,016,254
                                                            ==========                         ==========

Interest-bearing liabilities:
  NOW accounts & money market savings                       $1,467,248     11,593     3.17     $1,208,185     11,005     3.65
  Regular savings                                              345,450      2,052     2.38        307,265      1,987     2.59
  Time deposits $100 thousand and greater                      261,780      3,358     5.15        223,996      3,142     5.63
  Time deposits under $100 thousand                          1,017,285     12,831     5.06        997,295     13,679     5.50
                                                            ---------------------              ---------------------
      Total interest-bearing deposits                        3,091,763     29,834     3.87      2,736,741     29,813     4.37
  Short-term borrowed funds                                    305,526      3,286     4.31        424,048      5,608     5.30
  Long-term debt                                                73,337      1,126     6.16         59,459        947     6.39
                                                            ---------------------              ---------------------
      Total interest-bearing liabilities                     3,470,626     34,246     3.96      3,220,248     36,368     4.53
                                                            -----------------------------------------------------------------
Non-interest bearing deposits                                  494,857                            410,469
Other liabilities                                               46,330                             40,374
Capital securities                                              30,000                             30,000
Shareholders' equity                                           326,101                            315,163
                                                            ----------                         ----------
      Total liabilities, capital securities and
       shareholders' equity                                 $4,367,914                         $4,016,254
                                                            ==========                         ==========
Net interest income                                                       $44,910                             $41,090
                                                                          =======                             =======
Interest rate differential                                                            3.87%                              3.69%
                                                                                      ====                               ====
Net interest margin                                                                   4.44%                              4.36%
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

TABLE D.  Average Balances, Yields, and Net Interest Margins


                                                                               Six Months Ended June 30,
                                                            -------------------------------------------------------------------
                                                                          1999                               1998
                                                            --------------------------------    -------------------------------
                                                                          Interest   Average                 Interest   Average
                                                             Average      Income/    Yield/     Average      Income/    Yield/
                                                             Balance      Expense     Rate      Balance      Expense     Rate
                                                            -------------------------------------------------------------------

(Dollars in thousands)
Earning assets:
  Money market investments                                  $   18,828    $    413    4.42%    $   20,569    $    584    5.73%
  Securities available for sale, at fair value (1 and 2)     1,130,830      34,326    6.12        992,969      31,849    6.51
  Loans held for sale                                           32,298       1,155    7.21         35,957       1,258    7.06
  Investment securities, held to maturity (2)                   19,562         791    8.15         47,718       1,847    7.81
  Loans, net of unearned income and
   unamortized loan fees and costs (2 and 3)                 2,844,234     120,889    8.57      2,651,956     118,039    8.98
                                                            ----------    --------             ----------    --------
      Total earning assets                                   4,045,752     157,574    7.85      3,749,169     153,577    8.26

Cash and due from banks                                        126,093                             98,747
Allowance for loan losses                                      (45,924)                           (40,023)
Other assets                                                   237,919                            169,018
                                                            ----------                         ----------
      Total assets                                          $4,363,840                         $3,976,911
                                                            ==========                         ==========
Interest-bearing liabilities:
  NOW accounts & money market savings                       $1,456,663      23,136    3.20     $1,176,781      21,306    3.65
  Regular savings                                              342,119       4,093    2.41        307,885       3,990    2.61
  Time deposits $100 thousand and greater                      256,535       6,637    5.22        219,529       6,147    5.65
  Time deposits under $100 thousand                          1,032,952      26,381    5.15      1,001,144      27,336    5.51
                                                            ----------    --------             ----------    --------
      Total interest-bearing deposits                        3,088,269      60,247    3.93      2,705,339      58,779    4.38
  Short-term borrowed funds                                    305,046       6,497    4.29        430,809      11,385    5.33
  Long-term debt                                                73,737       2,258    6.18         52,789       1,693    6.47
                                                            ----------    --------             ----------    --------
      Total interest-bearing liabilities                     3,467,052      69,002    4.01      3,188,937      71,857    4.54
                                                            ----------    --------             ----------    --------
Non-interest bearing deposits                                  495,053                            402,931
Other liabilities                                               47,958                             39,547
Capital securities                                              30,000                             30,000
Shareholders' equity                                           323,777                            315,496
                                                            ----------                         ----------
      Total liabilities, capital securities and
       shareholders' equity                                 $4,363,840                         $3,976,911
                                                            ==========                         ==========
Net interest income                                                       $ 88,572                           $ 81,720
                                                                          ========                           ========
Interest rate differential                                                            3.84%                              3.72%
                                                                                      ====                               ====
Net interest margin                                                                   4.41%                              4.39%
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


TABLE E. Average Sources of Funding


                                                 Three Months                                   Percentage of
                                                Ended June 30,                Change            Total Funding
                                           ------------------------    --------------------    ---------------
(Dollars in thousands)                        1999          1998        Amount      Percent     1999      1998
                                           -------------------------------------------------------------------

Non-interest bearing deposits              $  494,857    $  410,469    $  84,388     20.6%      12.4%     11.3%
Retail deposits:
  Regular savings                             345,450       307,265       38,185     12.4        8.7       8.5
  Time deposits under $100 thousand         1,017,285       997,295       19,990      2.0       25.7      27.5
  NOW accounts & money market savings       1,467,248     1,208,185      259,063     21.4       37.0      33.2
                                          -------------------------------------------------------------------
    Total retail deposits                   2,829,983     2,512,745      317,238     12.6       71.4      69.2
                                          -------------------------------------------------------------------

    Total core deposits                     3,324,840     2,923,214      401,626     13.7       83.8      80.5

Time deposits $100 thousand and greater       261,780       223,996       37,784     16.9        6.6       6.2
Federal funds purchased                        13,839         8,631        5,208     60.3        0.3       0.2
Securities sold under agreements to
 repurchase                                   192,587       143,150       49,437     34.5        4.9       3.9
Borrowings from U.S. Treasury                  13,496        16,304       (2,808)   (17.2)       0.3       0.5
Short-term notes from FHLB                     85,604       255,963     (170,359)   (66.6)       2.2       7.0
Long-term notes from FHLB                      65,962        49,253       16,709     33.9        1.7       1.4
                                          -------------------------------------------------------------------

    Total purchased liabilities               633,268       697,297      (64,029)    (9.2)      16.0      19.2

Bank term loan                                  7,375        10,206       (2,831)   (27.7)       0.2       0.3
                                          -------------------------------------------------------------------
    Total  funding                         $3,965,483    $3,630,717    $ 334,766      9.2%     100.0%    100.0%
                                           ===================================================================



TABLE F. Volume and Yield Analysis


                                                     Three Months
                                                    Ended June 30,                        Due to
                                                  ------------------                -------------------
                                                   1999       1998       Change      Volume     Rate
                                                  -----------------------------------------------------

(In thousands)
Interest income (FTE):
  Money market investments                        $   211    $   367    $  (156)    $   (92)    $   (64)
  Securities available for sale, at fair value     17,283     16,168      1,115       1,947        (832)
  Loans held for sale                                 530        799       (269)       (258)        (11)
  Investment securities, held to maturity             395        755       (360)       (404)         44
  Loans                                            60,737     59,369      1,368       4,089      (2,721)
                                                  -----------------------------
      Total interest income                        79,156     77,458      1,698       5,325      (3,627)
                                                  -----------------------------

Interest expense:
  NOW accounts & money market savings              11,593     11,005        588       2,034      (1,446)
  Regular savings                                   2,052      1,987         65         226        (161)
  Time deposits $100 thousand and greater           3,358      3,142        216         484        (268)
  Time deposits under $100 thousand                12,831     13,679       (848)        246      (1,094)
  Short-term borrowed funds                         3,286      5,608     (2,322)     (1,275)     (1,047)
  Long-term debt                                    1,126        947        179         213         (34)
                                                  -----------------------------
      Total interest expense                       34,246     36,368     (2,122)      2,454      (4,576)
                                                  ----------------------------------------------------
Net interest income (FTE)                         $44,910    $41,090    $ 3,820     $ 2,871     $   949
                                                  =====================================================


Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.


TABLE F. Volume and Yield Analysis


                                                     Six Months
                                                     Ended June 30,                         Due to
                                                  ------------------                  -------------------
                                                   1999        1998       Change       Volume      Rate
                                                  -------------------------------------------------------

(In thousands)
Interest income (FTE):
  Money market investments                        $    413    $    584    $  (171)    $   (37)    $  (134)
  Securities available for sale, at fair value      34,326      31,849      2,477       4,385      (1,908)
  Loans held for sale                                1,155       1,258       (103)       (130)         27
  Investment securities, held to maturity              791       1,847     (1,056)     (1,136)         80
  Loans                                            120,889     118,039      2,850       8,242      (5,392)
                                                  -------------------------------
      Total interest income                        157,574     153,577      3,997      11,584      (7,587)
                                                  -------------------------------

Interest expense:
  NOW accounts & money market savings               23,136      21,306      1,830       4,456      (2,626)
  Regular savings                                    4,093       3,990        103         408        (305)
  Time deposits $100 thousand and greater            6,637       6,147        490         958        (468)
  Time deposits under $100 thousand                 26,381      27,336       (955)        832      (1,787)
  Short-term borrowed funds                          6,497      11,385     (4,888)     (2,666)     (2,222)
  Long-term debt                                     2,258       1,693        565         641         (76)
                                                  -------------------------------
      Total interest expense                        69,002      71,857     (2,855)      5,526      (8,381)
                                                  -------------------------------------------------------
Net interest income (FTE)                         $ 88,572    $ 81,720    $ 6,852     $ 6,058     $   794
                                                  =======================================================


Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.


TABLE G.  Non-Performing Assets


                                                     At            At           At
                                                  June 30,    December 31,    June 30,
(Dollars in thousands)                              1999          1998          1998
                                                  ------------------------------------

Loans on non-accrual status:
  Commercial, financial and agricultural          $ 4,344        $ 3,816      $ 4,317
  Real estate:
    Construction and land development                 439             19           36
    Commercial                                      6,672          2,518        2,146
    Residential                                     6,754          6,153        7,714
  Other installment                                    --             23          214
                                                  -----------------------------------
      Total non-accrual                            18,209         12,529       14,427

Restructured loans:
  Real estate:
    Commercial                                         --          5,940           --
    Residential                                        30             32           33
  Other installment                                     5              5            5
                                                  -----------------------------------
      Total restructured                               35          5,977           38

Past-due 90 days or more and still accruing:
  Commercial, financial and agricultural              250          1,216          560
  Real estate:
    Commercial                                         --             62          511
    Residential                                        --             36          464
  Credit card receivables                             252            177          197
  Lease receivables                                   224            185           32
  Other installment                                   626            812          538
                                                  -----------------------------------
      Total past-due 90 days or more
       and still accruing                           1,352          2,488        2,302
                                                  -----------------------------------

Total non-performing loans                         19,596         20,994       16,767

Other real estate owned (OREO)                        733          3,324        3,159
Non-real estate and repossessed assets                 --             11          184
                                                  -----------------------------------

Total foreclosed and repossessed assets (F/RA)        733          3,335        3,343
                                                  -----------------------------------

Total non-performing assets                       $20,329        $24,329      $20,110
                                                  ===================================

Allowance for loan losses (All)                    47,135         44,537       40,570
ALL coverage of non-performing loans               240.53%        212.14%      241.97%
Non-performing assets as a % of (loans & F/RA)       0.70           0.86         0.76
Non-performing assets to total assets                0.46           0.55         0.50

Note:  Installment loans are generally charged off at 120 days past due.


TABLE H.  Summary of Loan Loss Experience


                                                  Six Months        Twelve Months         Six Months
                                                Ended June 30,    Ended December 31,    Ended June 30,
(Dollars in thousands)                               1999                1998                1998
                                                ------------------------------------------------------

Loans outstanding-end of period                   $2,902,439          $2,837,106          $2,658,665
Average loans outstanding-period to date           2,844,234           2,684,169           2,651,915

Allowance for loan losses at beginning
 of period                                            44,537              38,551              38,551

Allowance related to purchase acquisitions                --               2,200                  --

Loans  charged off:
  Commercial, financial and agricultural                (236)             (2,318)             (1,401)
  Real estate:
    Commercial                                          (526)               (209)               (133)
    Residential                                         (380)             (1,916)             (1,006)
                                                  --------------------------------------------------
      Total real estate                                 (906)             (2,125)             (1,139)

  Credit card receivables                               (481)               (878)               (300)
  Lease receivables                                     (503)             (1,646)               (781)
  Other installment                                   (2,464)             (4,763)             (2,037)
                                                  --------------------------------------------------
      Total installment                               (3,448)             (7,287)             (3,118)

      Total loans charged off                         (4,590)            (11,730)             (5,658)
                                                  --------------------------------------------------

Recoveries on loans, previously charged off:
  Commercial, financial and agricultural                 447               1,673                 541
  Real estate:
    Construction and land development                      3                  15                   9
    Commercial                                           396                 542                 337
    Residential                                          200                 829                 413
                                                  --------------------------------------------------
      Total real estate                                  599               1,386                 759

  Credit card receivables                                 73                 111                  42
  Lease receivables                                      404               1,190                 604
  Other installment                                    1,390               1,811               1,056
                                                  --------------------------------------------------
      Total installment                                1,867               3,112               1,702

      Total recoveries on loans                        2,913               6,171               3,002
                                                  --------------------------------------------------

Loans charged off,  net of recoveries                 (1,677)             (5,559)             (2,656)
                                                  --------------------------------------------------

Provision for loan losses                              4,275               9,345               4,675
                                                  --------------------------------------------------

Allowance for loan losses at end of period        $   47,135          $   44,537          $   40,570
                                                  ==================================================

Loans charged off, net (annualized),
 as a % of average total loans                          0.12%               0.21%               0.20%
Provision for loan losses (annualized)
 as a % of average total loans                          0.30                0.35                0.35
Allowance for loan losses
 as a % of period-end total loans                       1.62                1.57                1.53




TABLE I. Capital Ratios


                                                          At            At            At               At              At
                                                       June 30,      March 31,    December 31,    September 30,     June 30,
(Dollars in thousands)                                   1999          1999          1998             1998            1998
                                                      ----------------------------------------------------------------------

Total risk-adjusted on-balance sheet assets (1)(3)    $2,971,280    $2,866,111     $2,880,854      $2,701,146      $2,696,843
Total risk-adjusted off-balance sheet items              163,762       162,430        174,890         158,508         152,035
                                                      -----------------------------------------------------------------------
Total risk-adjusted assets                            $3,135,042    $3,028,541     $3,055,744      $2,859,654      $2,848,878
                                                      =======================================================================

Total risk-adjusted assets / average total  assets,
  net of fair value adjustments and goodwill (1)(3)        72.89%        70.75%         73.49%          71.25%          71.52%

Total shareholders' equity                            $  329,962    $  324,465     $  321,262      $  334,017      $  320,227
Fair value adjustments (1)                                 8,875        (1,110)        (3,759)        (10,281)         (4,589)
Corporation-obligated manditorily redeemable
  capital securities                                      30,000        30,000         30,000          30,000          30,000
Goodwill                                                 (75,602)      (77,835)       (80,224)        (27,154)        (28,476)
Other Intangibles (3)                                        144           144             70            (145)            137
                                                      -----------------------------------------------------------------------

Total Tier I capital                                     293,379       275,664        267,349         326,437         317,299
Maximum allowance for loan losses (2)                     39,286        37,953         38,275          35,820          35,672
                                                      -----------------------------------------------------------------------
Total capital                                         $  332,665    $  313,617     $  305,624      $  362,257      $  352,971
                                                      =======================================================================

Quarterly average total assets,
  net of fair value adjustments and goodwill (1)(3)   $4,301,187    $4,280,729     $4,158,082      $4,013,768      $3,983,182
Allowance for loan losses                                 47,135        45,658         44,537          41,746          40,570

Total capital to total risk-adjusted assets                10.61%        10.36%         10.00%          12.67%          12.39%
Tier I capital to total risk-adjusted assets                9.36          9.10           8.75           11.42           11.14
Tier I capital to total quarterly average
  adjusted assets (Leverage)                                6.82          6.44           6.43            8.13            7.97

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


SUMMARY OF QUARTERLY FINANCIAL INFORMATION


                                                                 1999                                     1998
                                                      ---------------------------     --------------------------------------------
(In thousands, except share and per share data)            Q2              Q1              Q4              Q3              Q2
                                                      ---------------------------------------------------------------------------

Statement of Income:
  Interest and dividend income                        $    78,448     $    77,858     $    78,656     $    77,216     $    77,075
  Interest expense                                         34,246          34,756          36,106          36,695          36,368
                                                      ---------------------------------------------------------------------------
    Net interest income                                    44,202          43,102          42,550          40,521          40,707
  Provision for loan losses                                 2,275           2,000           2,335           2,335           2,335
                                                      ---------------------------------------------------------------------------
    Net interest income after provision
     for loan losses                                       41,927          41,102          40,215          38,186          38,372
                                                      ---------------------------------------------------------------------------

  Other operating income:
    Income from trust and investment management fees        4,975           4,833           3,791           2,946           3,139
    Service charges on deposit accounts                     3,402           3,198           2,969           2,861           2,948
    Mortgage banking income                                 1,290           1,324           1,391           1,812           1,195
    Card product income                                       748             613             686             569             542
    ATM income                                                671             619             635             618             523
    Bank owned life insurance                                 552             539             569             567             553
    Net securities transactions                               143             225             526             319             103
    Net gain on curtailment of pension plan                    --           2,577              --              --              --
    Bank owned life insurance claim                         1,389
    All other                                               1,290             901           1,079           1,149           1,105
                                                      ---------------------------------------------------------------------------
      Total other operating income                         14,460          14,829          11,646          10,841          10,108

  Other operating expenses:
    Compensation and employee benefits                     17,344          16,775          17,554          15,705          16,073
    Net occupancy, equipment and software                   5,489           5,483           4,852           4,697           4,732
    Data processing                                         1,767           2,102           1,472           1,756           1,926
    FDIC deposit insurance and other regulatory               306             294             292             284             283
    Other real estate owned and repossession                   53             154             331             239             142
    Amortization of goodwill                                2,234           2,164           1,779           1,321           1,321
    Capital securities                                        789             789             789             789             789
    Merger and acquisition related expenses                    60           1,173          21,968              --              --
    All other                                               8,275           7,340           7,507           6,702           6,931
                                                      ---------------------------------------------------------------------------
      Total other operating expenses                       36,317          36,274          56,544          31,493          32,197
                                                      ---------------------------------------------------------------------------
Income before income tax expense (benefit)                 20,070          19,657          (4,683)         17,534          16,283
Income tax expense (benefit)                                5,935           6,203            (321)          5,416           5,019
                                                      ---------------------------------------------------------------------------
Net income (loss)                                     $    14,135     $    13,454     $    (4,362)    $    12,118     $    11,264
                                                      ===========================================================================

Average Balances:
  Loans                                               $ 2,852,496     $ 2,835,880     $ 2,755,824     $ 2,675,888     $ 2,661,474
  Loans held for sale                                      28,232          36,409          36,490          34,435          41,921
  Securities available for sale, at fair value          1,134,240       1,127,381       1,123,294       1,041,605       1,016,664
  Investment securities, held to maturity                  19,055          20,076          22,965          26,046          38,580
  Money market investments                                 18,208          19,454          22,376          40,415          26,110
                                                      ---------------------------------------------------------------------------
      Total earning assets                              4,052,231       4,039,200       3,960,949       3,818,389       3,784,749
  Other assets                                            315,683         320,474         281,190         233,103         231,505
                                                      ---------------------------------------------------------------------------
      Total assets                                    $ 4,367,914     $ 4,359,674     $ 4,242,139     $ 4,051,492     $ 4,016,254
                                                      ===========================================================================

  Non interest-bearing deposits                       $   494,857     $   495,452     $   477,977     $   431,872     $   410,469
  Interest-bearing deposits                             3,091,763       3,084,735       2,957,813       2,767,727       2,736,741
                                                      ---------------------------------------------------------------------------
      Total deposits                                    3,586,620       3,580,187       3,435,790       3,199,599       3,147,210
  Short-term borrowed funds                               305,526         304,361         320,459         382,313         424,048
  Long-term debt                                           73,337          74,141          74,634          74,534          59,459
  Other liabilities                                        46,330          49,604          43,466          41,825          40,374
  Guaranteed preferred beneficial interests in
   Corporation's junior subordinated debentures            30,000          30,000          30,000          30,000          30,000
  Shareholders' equity                                    326,101         321,381         337,790         323,221         315,163
                                                      ---------------------------------------------------------------------------
      Total liabilities, guaranteed preferred
       beneficial interests in Corporation's junior
       subordinated debentures and shareholders'
       equity                                         $ 4,367,914     $ 4,359,674     $ 4,242,139     $ 4,051,492     $ 4,016,254
                                                      ===========================================================================

Loans charged off, net of recoveries                  $       798     $       879     $     1,743     $     1,160     $     1,654
Non-performing assets, p.e.                                20,329          23,656          24,329          25,694          20,110

Share and Per Share Data:
  Basic wtd. avg. number of shares                     23,379,073      23,353,668      23,203,566      23,226,319      23,258,549
  Basic earnings per share (Basic EPS)                $      0.60     $      0.58     $     (0.19)    $      0.52     $      0.48
  Diluted wtd. avg. number of shares                   23,665,780      23,663,808      23,552,615      23,613,000      23,685,137
  Diluted earnings per share (Diluted EPS)            $      0.60     $      0.57     $     (0.19)    $      0.51     $      0.48

  Tangible book value                                       10.94           10.63           10.40           13.26           12.61

  Closing price at period end                               33.00           28.25           37.63           29.25           37.00

Key Ratios:
  Return on average assets                                   1.30            1.25           (0.41)%          1.19%           1.12%
  Return on average shareholders' equity                    17.39           16.98           (5.12)          14.87           14.34
  Net interest margin, fte                                   4.44            4.39            4.31            4.26            4.36
  Efficiency ratio                                          58.43           58.56           59.71           57.83           59.81
  As a % of risk-adjusted assets, p.e. :
    Total capital                                           10.61           10.36           10.00           12.67           12.39
    Tier 1 capital                                           9.36            9.10            8.75           11.42           11.14
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)                     6.82            6.44            6.43            8.13            7.97
  Tangible shareholders' equity, to tangible
    assets, p.e.                                             5.86            5.79            5.58            7.60            7.24

Note: All share and per share data has been restated to give retroactive effect to stock splits.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders at the Annual Meeting of Shareholders of Banknorth Group, Inc. on May 11, 1999:

1. To elect five directors to serve until the 2002 Annual Meeting of Shareholders;

2. To ratify the selection of the independent public accounting firm of KPMG LLP as the Company's external auditors for 1999.

The results of the votes were as follows:

                                                     WITHHELD/     BROKER
        MATTER                 FOR        AGAINST       FOR       NON-VOTE
        ------                 ---        -------    ---------    --------
Election of Directors:
  Kathleen Hoisington       17,826,926        ---     279,411        N/A
  Douglas G. Hyde, Esq.     17,858,632        ---     247,705        N/A
  Anthony J. Mashuta        17,886,977        ---     219,360        N/A
  Angelo Pizzagalli         17,875,024        ---     231,313        N/A
  Thomas P. Salmon, Esq.    17,893,540        ---     212,797        N/A

Selection of Auditors
  KPMG Peat Marwick LLP     18,202,990     42,161      43,186        N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b)  Reports on Form 8-K

              Form 8-K, filed June 4, 1999, Banknorth announcing that it and Peoples Heritage Financial Group, Inc. ("PHFG") had entered into an Agreement and Plan of Merger, dated June 1, 1999, which sets forth the terms and conditions pursuant to which the Company would be merged with and into PHFG and PHFG would change its name to "Banknorth Group, Inc."


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BANKNORTH GROUP, INC.
                                            Registrant

Date:  8/13/99                         /S/ William H. Chadwick
                                       -------------------------------------
                                       William H. Chadwick
                                       President and Chief Executive Officer

Date:  8/13/99                         /S/ Thomas J. Pruitt
                                       -------------------------------------
                                       Thomas J. Pruitt
                                       Executive Vice President and Chief
                                       Financial Officer