Form 10-Q
period 1999-09-30
BANKNORTH GROUP INC /NEW/ /DE/
filed 1999-11-12
CIK 851105

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

      Commission file number (0-18173)


                            BANKNORTH GROUP, INC.
           (Exact name of registrant as specified in its charter)


           DELAWARE                               03-0321189
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)             Identification Number)


                               100 Bank Street
                                P.O. BOX 5420
                             BURLINGTON, VERMONT
                  (Address of principal executive offices)

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

23,340,073 shares of common stock, $l.00 par, outstanding on September 30, 1999.


                             INDEX TO FORM 10-Q

PART I                                                                  PAGE

          Financial Highlights (Unaudited)                                 1

  Item l  Interim Financial Statements

          Consolidated Statements of Income for the Three and Nine
          Months Ended September 30, 1999 and 1998 (Both unaudited)        2

          Consolidated Balance Sheets at September 30, 1999 (Unaudited),
          December 31, 1998 and September 30, 1998 (Unaudited)             3

          Consolidated Statements of Changes in Shareholders'
          Equity for the Three Months Ended March 31, 1999
          (Unaudited), June 30, 1999 (Unaudited), September 30, 1999
          (Unaudited) and the Year Ended December 31, 1998                 4

          Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1999 and 1998 (Both unaudited)               5

          Notes to Unaudited Interim Consolidated Financial Statements     6

          Independent Auditors' Review Report                              8

  Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9

  Item 3  Quantitative and Qualitative Disclosures about Market
          Risk                                                            15


PART II

  Item 1  Legal Proceedings                                              N/A

  Item 2  Changes in Securities                                          N/A

  Item 3  Defaults Upon Senior Securities                                N/A

  Item 4  Submission of Matters to a Vote of Security Holders            N/A

  Item 5  Other Information                                              N/A

  Item 6  Exhibits and Reports on Form 8-K                               N/A

          Signatures                                                      35


3rd Quarter 1999 Financial Highlights (Unaudited)


                                                                               Three Months                   Nine Months
                                                                            Ended September 30,           Ended September 30,
                                                                         --------------------------    --------------------------
(In thousands, except share and per share data)                              1999           1998           1999           1998
                                                                             ----           ----           ----           ----

INCOME DATA
  Net income, as reported                                                $    13,693    $    12,118    $    41,282    $    33,282
  Less "non-operating" income items:
    Net securities transactions                                                    6            319            374             (7)
    Bank-Owned Life Insurance claim                                               --             --          1,389             --
    Net gain on curtailment of pension plan                                       --             --          2,577             --
                                                                         --------------------------------------------------------
      Total "non-operating" income items                                           6            319          4,340             (7)
    Income taxes on "non-operating" income items                                   2            112          1,196              2
                                                                         --------------------------------------------------------
      Total "non-operating" income items, net of taxes                             4            207          3,144             (9)
                                                                         --------------------------------------------------------

  Add "non-operating" expense items:
    Merger and acquisition related expenses                                       --             --          1,233             --
    Income taxes on "non-operating" expense items                                 --             --            445             --
                                                                         --------------------------------------------------------
      Total "non-operating" expense  items, net of taxes                          --             --            788             --
                                                                         --------------------------------------------------------

  Income from operations (1)                                             $    13,689    $    11,911    $    38,926    $    33,291

  Cash income from operations (2)                                        $    15,029    $    12,704    $    42,905    $    35,669

SHARE AND PER SHARE DATA
  Basic wtd. avg. number of shares                                        23,444,966     23,226,319     23,392,786     23,305,115
  Basic earnings per share (Basic EPS)
    Net income                                                           $      0.58    $      0.52    $      1.76    $      1.43
    Income from operations (1)                                                  0.58           0.51           1.66           1.43
    Cash income from operations (2)                                             0.64           0.55           1.83           1.53

  Diluted wtd. avg. number of shares                                      23,754,876     23,613,000     23,696,575     23,711,125
  Diluted earnings per share (Diluted EPS)
    Net income                                                           $      0.58    $      0.51    $      1.74    $      1.40
    Income from operations (1)                                                  0.58           0.50           1.64           1.40
    Cash income from operations (2)                                             0.64           0.54           1.81           1.50

  Shares outstanding, net of treasury shares, p.e.                        23,340,073     23,086,148     23,340,073     23,086,148
  Book value, p.e.                                                       $     14.44    $     14.47    $     14.44    $     14.47
  Tangible book value, p.e.                                                    11.29          13.29          11.29          13.29

  Market price: (3)
    High                                                                       35.25          42.75          37.25          42.75
    Low                                                                        28.44          27.00          24.75          27.00
    Average close                                                              31.56          32.69          29.50          33.63
    Last                                                                       29.88          29.25          29.88          29.25
  Share volume (3)                                                         3,035,589      1,699,941     12,646,236      6,865,764
  Average monthly share volume (3)                                         1,011,863        566,647      1,405,137        762,863

  Price/Tangible book value, p.e.                                              264.5%         220.1%         264.5%         220.1%
  Price/Diluted EPS (last 4 qtrs.)                                              19.2           15.4           19.2           15.4
  Price/Diluted income from operations per share  (last 4 qtrs.)                14.0           16.1           14.0           16.1

AVERAGE BALANCES
  Assets                                                                 $ 4,445,154    $ 4,051,492    $ 4,391,272    $ 4,002,073
  Earning assets                                                           4,108,217      3,818,389      4,066,802      3,772,496
  Loans                                                                    2,921,632      2,675,888      2,870,317      2,660,021
  Goodwill                                                                    74,631         27,949         76,268         29,241
  Deposits                                                                 3,584,264      3,199,599      3,583,718      3,138,686
  Short-term borrowed funds                                                  385,177        382,313        331,971        414,827
  Long-term debt                                                              72,577         74,534         73,346         60,117
  Guaranteed preferred beneficial interests in Corporation's
   subordinated debentures                                                    30,000         30,000         30,000         30,000
  Shareholders' equity                                                       328,454        323,221        325,383        318,129

KEY RATIOS AND OTHER INFORMATION
  Return on average assets:
    Net income                                                                  1.22%          1.19%          1.26%          1.11%
    Income from operations (1)                                                  1.22           1.17           1.19           1.11
    Cash income from operations (2)                                             1.34           1.24           1.31           1.19
  Return on average shareholders' equity:
    Net income                                                                 16.54          14.87          16.96          13.99
    Income from operations (1)                                                 16.53          14.62          15.99          13.99
    Cash income from operations (2)                                            18.15          15.59          17.63          14.99

  Net interest margin                                                           4.42           4.26           4.42           4.35
  Efficiency ratio                                                             55.55          57.83          57.49          59.65
  Total non-interest income from operations/total gross revenue (fte)          21.69          20.45          21.88          19.56

  Stratevest total assets under management                               $ 4,063,489    $ 2,914,239    $ 4,063,489    $ 2,914,239
  Managed assets with discretionary powers                                 2,706,242      1,607,368      2,706,242      1,607,368

  Net loan charge-offs to average loans                                         0.49%          0.17%          0.24%          0.19%
  Provision for loan losses to average loans                                    0.36           0.35           0.32           0.35
  Allowance for loan losses to loans, p.e.                                      1.56           1.56           1.56           1.56
  Allowance for loan losses coverage of non-performing loans, p.e.            311.71         184.26         311.71         184.26
  Non-performing assets to total assets, p.e.                                   0.34           0.63           0.34           0.63

  Total capital to risk-adjusted assets, p.e.                                  10.84          12.67          10.84          12.67
  Tier 1 capital to risk-adjusted assets, p.e.                                  9.58          11.42           9.58          11.42
  Tier 1 capital to quarterly average total assets (Leverage)                   6.99           8.13           6.99           8.13
  Tangible shareholders' equity to tangible assets, p.e.                        5.98           7.60           5.98           7.60

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


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                            Three Months           Nine Months
                                                        Ended September 30,    Ended September 30,
                                                        -------------------    -------------------
(In thousands, except per share data)                     1999        1998       1999        1998
                                                          ----        ----       ----        ----

Interest and dividend income:
  Interest and fees on loans                            $62,315     $59,790    $183,627    $178,546
  Interest on money market investments                      261         567         674       1,151
  Interest on securities available for sale              17,717      16,404      51,634      48,190
  Interest on investment securities held to maturity        295         455         959       2,158
                                                        -------------------------------------------
     Total interest and dividend income                  80,588      77,216     236,894     230,045

Interest expense:
  Deposits                                               29,786      30,538      90,033      89,318
  Short-term borrowed funds                               4,474       4,978      10,971      16,363
  Long-term debt                                          1,131       1,179       3,389       2,871
                                                        -------------------------------------------
      Total interest expense                             35,391      36,695     104,393     108,552
                                                        -------------------------------------------

Net interest income                                      45,197      40,521     132,501     121,493
  Less: provision for loan losses                         2,600       2,335       6,875       7,010
                                                        -------------------------------------------

Net interest income after provision for loan losses      42,597      38,186     125,626     114,483
                                                        -------------------------------------------

Other operating income:
  Income from trust and investment management fees        4,826       2,946      14,634       9,047
  Service charges on deposit accounts                     3,226       2,861       9,826       8,688
  Mortgage banking income                                   724       1,812       3,338       4,101
  Card product income                                       766         569       2,127       1,541
  ATM income                                                759         618       2,049       1,623
  Net securities transactions                                 6         319         374          (7)
  Bank-Owned Life Insurance                                 744         567       1,835       1,660
  Bank-Owned Life Insurance claim                            --          --       1,389          --
  Net gain on curtailment  of  pension plan                  --          --       2,577          --
  Other income                                            1,701       1,149       3,892       3,174
                                                        -------------------------------------------
      Total other operating income                       12,752      10,841      42,041      29,827

Other operating expenses:
  Compensation                                           13,734      12,683      41,243      38,581
  Employee benefits                                       3,118       3,022       9,728       9,410
  Net occupancy                                           3,076       2,345       9,064       7,321
  Equipment and software                                  2,627       2,352       7,611       7,045
  Data processing                                         1,556       1,756       5,425       5,417
  FDIC deposit insurance and other regulatory               357         284         957         847
  Other real estate owned and repossession                  140         239         347         737
  Legal and professional                                  1,150       1,242       3,357       3,643
  Printing and supplies                                     686         696       2,282       2,224
  Advertising and marketing                               1,260         916       3,586       2,948
  Communications                                            956         739       2,859       2,190
  Amortization of goodwill                                2,233       1,321       6,631       3,964
  Capital securities                                        789         789       2,367       2,367
  Merger and acquisition related expenses                    --          --       1,233          --
  Other expenses                                          3,552       3,109      11,135       9,498
                                                        -------------------------------------------
      Total other operating expenses                     35,234      31,493     107,825      96,192
                                                        -------------------------------------------

Income before income tax expense                         20,115      17,534      59,842      48,118
Income tax expense                                        6,422       5,416      18,560      14,836
                                                        -------------------------------------------

Net income                                              $13,693     $12,118    $ 41,282    $ 33,282
                                                        ===========================================

Basic earnings per share                                $  0.58     $  0.52    $   1.76    $   1.43
                                                        ===========================================
Basic wtd. avg. number of shares                         23,445      23,226      23,393      23,305
                                                        ===========================================

Diluted earnings per share                              $  0.58     $  0.51    $   1.74    $   1.40
                                                        ===========================================
Diluted wtd. avg. number of shares                       23,755      23,613      23,697      23,711
                                                        ===========================================

All share and per share data has been restated to give retroactive effect to stock splits.
See accompanying notes to unaudited interim consolidated financial statements.


Consolidated Balance Sheets


                                                                    September 30,    December 31,    September 30,
(In thousands, except share and per share data)                        1999              1998           1998
                                                                    -------------    ------------    -------------
                                                                     (Unaudited)                      (Unaudited)

Assets
  Cash and due from banks                                            $  135,958       $  164,826      $  107,142
  Money market investments                                                  100            4,900          17,700
                                                                     -------------------------------------------
      Cash and cash equivalents                                         136,058          169,726         124,842
                                                                     -------------------------------------------

  Securities available for sale, at fair value                        1,135,573        1,127,865       1,078,694
  Loans held for sale                                                    17,462           42,996          33,314
  Investment securities, held to maturity                                16,454           20,545          24,389
   (Fair value of $16,669 at September 30, 1999, $21,606 at
   December 31, 1998 and $25,706 at September 30, 1998)
  Loans                                                               2,954,772        2,837,106       2,677,147
  Less: allowance for loan losses                                        46,165           44,537          41,746
                                                                     -------------------------------------------
      Net loans                                                       2,908,607        2,792,569       2,635,401
                                                                     -------------------------------------------

  Accrued interest receivable                                            24,117           21,244          22,425
  Premises, equipment and software,  net                                 50,930           50,936          44,427
  Other real estate owned and repossessed assets                            278            3,335           3,038
  Goodwill, net                                                          73,369           80,224          27,154
  Capitalized mortgage servicing rights                                   6,029            5,351           5,012
  Bank-owned life insurance                                              59,547           42,306          41,737
  Other assets                                                           53,767           45,784          26,750
                                                                     -------------------------------------------

      Total assets                                                   $4,482,191       $4,402,881      $4,067,183
                                                                     ===========================================

Liabilities, Guaranteed Preferred Beneficial Interests in
 Corporation's Junior Subordinated Debentures and
 Shareholders' Equity
  Deposits:
    Non-interest bearing                                             $  526,973       $  546,192      $  443,774
    NOW accounts & money market savings                               1,471,073        1,490,944       1,259,904
    Regular savings                                                     351,307          328,986         300,485
    Time deposits $100 thousand and greater                             278,202          239,071         238,201
    Time deposits under $100 thousand                                   999,491        1,034,304         995,424
                                                                     -------------------------------------------

      Total deposits                                                  3,627,046        3,639,497       3,237,788
                                                                     -------------------------------------------

  Short-term borrowed funds:
    Federal funds purchased                                              25,770           30,445          22,400
    Securities sold under agreements to repurchase                      195,307          208,511         177,545
    Borrowings from U.S. Treasury                                        29,453           12,678          18,757
    Borrowings from Federal Home Loan Bank                              115,000           30,000         131,000
                                                                     -------------------------------------------

      Total short-term borrowed funds                                   365,530          281,634         349,702
                                                                     -------------------------------------------

  Long-term debt:
    Federal Home Loan Bank term notes                                    65,881           66,062          64,942
    Bank term loan                                                        5,990            8,263           8,913
                                                                     -------------------------------------------

      Total long-term debt                                               71,871           74,325          73,855
                                                                     -------------------------------------------

  Accrued interest payable                                                6,623            7,101           7,889
  Other liabilities                                                      44,132           49,062          33,932
                                                                     -------------------------------------------

      Total liabilities                                               4,115,202        4,051,619       3,703,166
                                                                     -------------------------------------------

  Guaranteed preferred beneficial interests in
   Corporation's junior subordinated debentures                          30,000           30,000          30,000

  Shareholders' equity:
    Preferred stock, $.01 par value; authorized 500,000
     shares and none issued as of September 30, 1999 and
     December 31, 1998                                                       --               --              --
    Common stock, $1.00 par value; authorized 70,000,000
     shares and issued 23,548,392 shares as of September 30,
     1999, and December 31, 1998, and authorized 38,000,000
     shares and issued 23,493,148 as of September 30, 1998               23,548           23,548          23,493
    Capital surplus                                                      85,622           86,033          85,217
    Retained earnings                                                   249,149          221,919         229,993
    Unamortized employee restricted stock                                (1,222)          (1,266)         (1,093)
    Accumulated other comprehensive income (loss)                       (13,016)           3,509          10,031
    Unearned ESOP shares                                                   (139)            (463)           (463)
    Less: Common stock in treasury, at cost; 208,319 shares
     as of September 30, 1999, 369,300 shares as of December 31,
     1998, and 407,000 shares as of September 30, 1998                   (6,953)         (12,018)        (13,161)
                                                                     -------------------------------------------

      Total shareholders' equity                                        336,989          321,262         334,017
                                                                     -------------------------------------------

      Total liabilities, guaranteed preferred beneficial
       interests in Corporation's junior subordinated
       debentures and shareholders' equity                           $4,482,191       $4,402,881      $4,067,183
                                                                     ===========================================

See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                              Unamortized
                                                                                                               Employee
                                                       Number of Shares     Common     Capital    Retained    Restricted
                                                      Issued    Treasury    Stock      Surplus    Earnings       Stock
                                                      ------    --------    ------     -------    --------    -----------
(Dollars and shares in thousands except per share data)

Balance, January 1, 1998                              23,669       154      $23,669    $88,363    $209,766     $(1,550)

Comprehensive income:
  Net income                                                                     --         --      28,920          --
  Other comprehensive income, net of tax:
    Unrealized net holding gains arising
     during the year (pre-tax $1,147)                                            --         --          --          --
    Reclassification adjustment for net
     gains realized in net income during
     the year (pre-tax $519)                                                     --         --          --          --
    Minimum pension liability adjustments                                        --         --          --          --
Other comprehensive income                                                       --         --          --          --
Comprehensive income

Cash dividends declared ($ .64 per share)                                        --         --     (15,072)         --
Issuance of employee restricted stock                               (7)          --         41          --        (254)
Amortization of employee restricted stock                                        --        259          --         538
Issuance of restricted stock units under
 directors' deferred compensation plan, net                                      --        385         (37)         --
Exercise of employee stock options                                (144)          --         --      (1,920)         --
Purchase of treasury stock                                         366           --         --          --          --
Fractional shares repurchased                             (1)                    (1)       (16)         --          --
Stock vested in ESOP                                                             --         --          --          --
Pooled company transactions
  Purchase and retirement of treasury stock             (120)      122         (120)    (2,999)         --          --
  Treasury stock reissued for stock awards
   and options exercised                                          (122)          --         --         262          --
                                                      ----------------------------------------------------------------

Balance, December 31, 1998                            23,548       369      $23,548    $86,033    $221,919     $(1,266)
                                                      ----------------------------------------------------------------

Comprehensive income:
  Net income                                                                     --         --      13,454          --
  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the quarter (pre-tax $3,947)                                         --         --          --          --
    Reclassification adjustment for net gains
     realized in net income during the
     quarter (pre-tax $218)                                                      --         --          --          --
Other comprehensive income (loss)                                                --         --          --          --
Comprehensive income

Cash dividends declared ($ .36 per share)                                        --         --      (8,348)         --
Amortization of employee restricted stock                                        --       (560)         --         412
Issuance of restricted stock units under
 directors' deferred compensation plan                                           --        144          --          --
Exercise of employee stock options                                 (25)          --         --        (207)         --
Stock vested in ESOP                                                             --         --          --          --
                                                      ----------------------------------------------------------------

Balance, March 31, 1999                               23,548       344      $23,548    $85,617    $226,818     $  (854)
                                                      ----------------------------------------------------------------

Comprehensive income:
  Net income                                                                     --         --      14,135          --
  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the quarter (pre-tax $15,596)                                        --         --          --          --
    Reclassification adjustment for net gains
     realized in net income during the
     quarter (pre-tax $140)                                                      --         --          --         --
Other comprehensive income (loss)                                                --         --          --         --
Comprehensive income

Amortization of employee restricted stock                                        --        284          --        (10)
Issuance of restricted stock units under
 directors' deferred compensation plan, net                         (7)          --        (10)        (61)        --
Exercise of employee stock options                                 (44)          --         --        (506)        --
Stock vested in ESOP                                                             --         --          --         --
                                                      ----------------------------------------------------------------

Balance, June 30, 1999                                23,548       293      $23,548    $85,891    $240,386     $ (864)
                                                      ----------------------------------------------------------------

Comprehensive income:
  Net income                                                                     --         --      13,693         --
  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the quarter (pre-tax $6,106)                                         --         --          --         --
Comprehensive income

Cash dividends $ .18 per share                                                   --         --      (4,186)        --
Issuance of employee restricted stock                              (20)          --         48          --       (655)
Amortization of employee restricted stock                                        --       (295)         --        297
Issuance of restricted stock units under
 directors' deferred compensation plan, net                        (11)          --        (22)       (210)        --
Exercise of employee stock options                                 (54)          --         --        (534)        --
Stock vested in ESOP                                                             --         --          --         --
                                                      ----------------------------------------------------------------

Balance, September 30, 1999                           23,548       208      $23,548    $85,622    $249,149     $(1,222)
                                                      ----------------------------------------------------------------



                                                                   Accumulated
                                                      Unearned        Other
                                                        ESOP      Comprehensive    Treasury     Comprehensive
                                                       Shares     Income (Loss)     Stock       Income (Loss)      Total
                                                      --------    -------------    --------     -------------      -----
(Dollars and shares in thousands except per share data)

Balance, January 1, 1998                               $(640)       $  3,318      $ (4,798)                     $318,128

Comprehensive income:
  Net income                                              --              --                       $28,920      $ 28,920
                                                                                                   -------
  Other comprehensive income, net of tax:
    Unrealized net holding gains arising
     during the year (pre-tax $1,147)                     --              --            --             805
    Reclassification adjustment for net
     gains realized in net income during
     the year (pre-tax $519)                              --              --            --            (364)
    Minimum pension liability adjustments                 --              --            --            (250)
                                                                                                   -------
Other comprehensive income                                --             191            --             191           191
                                                                                                   -------
Comprehensive income                                                                               $29,111
                                                                                                   =======

Cash dividends declared ($ .64 per share)                 --              --            --                       (15,072)
Issuance of employee restricted stock                     --              --           213                            --
Amortization of employee restricted stock                 --              --            --                           797
Issuance of restricted stock units under
 directors' deferred compensation plan, net               --              --            --                           348
Exercise of employee stock options                        --              --         4,864                         2,944
Purchase of treasury stock                                --              --       (12,297)                      (12,297)
Fractional shares repurchased                             --              --            --                           (17)
Stock vested in ESOP                                     177              --            --                           177
Pooled company transactions
  Purchase and retirement of treasury stock               --              --        (1,921)                       (5,040)
  Treasury stock reissued for stock awards
   and options exercised                                  --              --         1,921                         2,183
                                                       -----------------------------------                      --------

Balance, December 31, 1998                             $(463)       $  3,509      $(12,018)                     $321,262
                                                       -----------------------------------                      --------
Comprehensive income:
  Net income                                              --              --            --         $13,454      $ 13,454
                                                                                                   -------

  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the quarter (pre-tax $3,947)                  --              --            --          (2,506)
    Reclassification adjustment for net gains
     realized in net income during the
     quarter (pre-tax $218)                               --              --            --            (143)
                                                                                                   -------
Other comprehensive income (loss)                         --          (2,649)           --          (2,649)       (2,649)
                                                                                                   -------
Comprehensive income                                                                               $10,805
                                                                                                   =======
Cash dividends declared ($ .36 per share)                 --              --            --                        (8,348)
Amortization of employee restricted stock                 --              --            --                          (148)
Issuance of restricted stock units under
 directors' deferred compensation plan                    --              --            --                           144
Exercise of employee stock options                        --              --           773                           566
Stock vested in ESOP                                     184              --            --                           184
                                                       -----------------------------------                      --------

Balance, March 31, 1999                                $(279)       $    860      $(11,245)                     $324,465
                                                       -----------------------------------                      --------

Comprehensive income:
  Net income                                              --              --            --         $14,135      $ 14,135
                                                                                                   -------
  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the quarter (pre-tax $15,596)                 --              --            --          (9,896)
    Reclassification adjustment for net gains
     realized in net income during the
     quarter (pre-tax $140)                               --              --            --             (89)
                                                                                                   -------
Other comprehensive income (loss)                         --          (9,985)           --          (9,985)       (9,985)
                                                                                                   -------
Comprehensive income                                                                               $ 4,150
                                                                                                   -------

Amortization of employee restricted stock                 --              --            --                           274
Issuance of restricted stock units under
 directors' deferred compensation plan, net               --              --           220                           149
Exercise of employee stock options                        --              --         1,360                           854
Stock vested in ESOP                                      70              --            --                            70
                                                       -----------------------------------                      --------

Balance, June 30, 1999                                 $(209)       $ (9,125)     $ (9,665)                     $329,962
                                                       -----------------------------------                      --------
Comprehensive income:
  Net income                                              --              --            --         $13,693      $ 13,693
                                                                                                   -------

  Other comprehensive income, net of tax:
    Unrealized net holding losses arising
     during the quarter (pre-tax $6,106)                  --          (3,891)           --          (3,891)       (3,891)
                                                                                                   -------
Comprehensive income                                                                               $ 9,802
                                                                                                   -------

Cash dividends $ .18 per share                            --              --            --                        (4,186)
Issuance of employee restricted stock                     --              --           607                            --
Amortization of employee restricted stock                 --              --            --                             2
Issuance of restricted stock units under
 directors' deferred compensation plan, net               --              --           362                           130
Exercise of employee stock options                        --              --         1,743                         1,209
Stock vested in ESOP                                      70              --            --                            70
                                                       -----------------------------------                      --------

Balance, September 30, 1999                            $(139)       $(13,016)     $ (6,953)                     $336,989
                                                       -----------------------------------                      --------

Note: Cash dividends per share represent historical dividends of Banknorth Group, Inc. All share and per share data has been restated to give retroactive effect of stock splits.
See accompanying notes to unaudited interim consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Nine  Months Ended September 30,
                                                                             --------------------------------
(In thousands)                                                                    1999               1998
                                                                                  ----               ----

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                                   $  41,282          $  33,282

Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization of premises, equipment and software                5,523              5,068
  Amortization of goodwill                                                         6,631              3,964
  Net amortization of premiums on securities available for sale                    5,323              3,842
  Net accretion of discounts on investment securities                                (66)              (184)
  Provision for loan losses                                                        6,875              7,010
  Adjustment of other real estate owned to estimated fair value                       (7)               321
  Provision for deferred tax (benefit) expense                                       593               (998)
  Amortization of employee restricted stock                                          128                343
  Issuance of restricted stock units under directors' deferred
   compensation plan, net                                                            423                237
  Net securities transactions                                                       (374)                (7)
  Net gain on sale of other real estate owned and repossessed assets                (122)              (392)
  Proceeds from sale of loans held for sale                                      193,784            235,646
  Originations and purchases of loans held for resale                           (166,419)          (241,271)
  Net gain on sale of loans held for sale                                         (1,831)            (2,731)
  Net increase in cash surrender value of  bank owned life insurance              (1,835)            (1,660)
  Decrease (increase) in interest receivable                                      (2,873)               852
  (Decrease) increase in interest payable                                           (478)               359
  Decrease (increase) in other assets and other intangibles                          885             (4,679)
  Increase (decrease) in other liabilities                                        (4,930)             4,447
  ESOP compensation expense                                                          324                177
                                                                               ----------------------------

Total adjustments                                                                 41,554             10,344
                                                                               ----------------------------
Net cash provided by  operating activities                                        82,836             43,626
                                                                               ----------------------------

Cash flows from investing activities:
  Proceeds from maturity and call of securities available for sale               267,323            234,689
  Proceeds from maturity and call of investment securities held to maturity        4,173             34,421
  Proceeds from sale of securities available for sale                             16,869            121,818
  Purchase of securities available for sale                                     (322,872)          (469,510)
  Proceeds from sale of OREO and repossessed assets                                3,552              2,968
  Net increase  in originated loans                                             (123,279)           (42,008)
  Capital expenditures                                                            (5,950)            (4,194)
  Purchase of bank owned life insurance                                          (15,406)                 0
                                                                               ----------------------------

Net cash used in  investing activities                                          (175,590)          (121,816)
                                                                               ----------------------------

Cash flows from financing activities:
  Net (decrease) increase in deposits                                            (12,451)           184,154
  Net increase (decrease) in short-term borrowed funds                            83,896           (100,233)
  Purchase of treasury stock                                                          --            (17,197)
  Issuance of long-term debt                                                         140             37,468
  Payments on long-term debt                                                      (2,594)            (5,862)
  Exercise of employee stock options                                               2,629              3,644
  Dividends paid                                                                 (12,534)           (11,310)
                                                                               ----------------------------

Net cash provided by  financing activities                                        59,086             90,664
                                                                               ----------------------------

Net (decrease) increase in cash and cash equivalents                             (33,668)            12,474
                                                                               ----------------------------

Cash and cash equivalents at beginning of period                                 169,726            112,368
                                                                               ----------------------------

Cash and cash equivalents at end of period                                     $ 136,058          $ 124,842
                                                                               ============================

Additional disclosure relative to statement of cash flows:
  Interest paid                                                                $ 104,871          $ 108,253
                                                                               ============================
  Taxes paid                                                                   $  13,716          $  14,248
                                                                               ============================

Supplemental schedule of non-cash investing and financing activities:
  Net transfer of loans to OREO and repossessed assets                         $     366          $   3,140
  Adjustment to securities available for sale to fair value, net of tax          (16,524)             6,713

See accompanying notes to  unaudited interim consolidated financial statements.


        NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries, Evergreen Bank, N.A., First Massachusetts Bank, N.A., North American Bank Corporation and its wholly owned subsidiary, Farmington National Bank, The Howard Bank, N.A., First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company, Franklin Lamoille Bank, Granite Savings Bank and Trust Company, The Stratevest Group, N.A., North Group Realty, Inc., and Banknorth Capital Trust I. It is the opinion of management that the accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and reflect all adjustments which are considered necessary to report fairly the financial position as of September 30, 1999 and 1998, the results of their operations for the three and nine months ended September 30, 1999 and 1998, and cash
      flows for the nine months ended September 30, 1999 and 1998.   The
      accompanying unaudited interim consolidated financial statements should be read in conjunction with Banknorth Group, Inc.'s consolidated year end financial statements, including notes thereto, which are included in Banknorth Group, Inc.'s 1998 annual report to shareholders on Form 10-K. On December 31, 1998, Evergreen Bancorp, Inc. and its wholly owned subsidiary Evergreen Bank, N.A. ("Evergreen") were merged with and into Banknorth. The merger was accounted for as a pooling of interests and, accordingly, the financial information for all prior periods has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented.

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

      The following table provides calculations of basic and diluted earnings per share:


                                                      Three Months Ended September 30,
                                  -------------------------------------------------------------------------
Dollars in thousands,                            1999                                  1998
except for per share data         ----------------------------------    -----------------------------------
                                             Weighted                              Weighted
                                    Net      Average       Per Share      Net      Average        Per Share
                                  Income      Shares         Amount     Income      Shares          Amount
                                  ----------------------------------------------------------------------

Basic earnings per share          $13,693    23,444,966      $0.58      $12,118    23,226,319       $0.52
Effect of dilutive securities:
  Stock options                                 284,480                               357,851
  Restricted stock awards                        25,430                                28,830
                                             ----------                            ----------
Diluted earnings per share        $13,693    23,754,876      $0.58      $12,118    23,613,000       $0.51
                                  =======================================================================


                                                       Nine Months Ended September 30,
                                  -------------------------------------------------------------------------
Dollars in thousands,                            1999                                  1998
except for per share data         ----------------------------------    -----------------------------------
                                             Weighted                              Weighted
                                    Net      Average       Per Share      Net      Average        Per Share
                                  Income      Shares         Amount     Income      Shares          Amount
                                  ----------------------------------------------------------------------

Basic earnings per share          $41,282    23,392,786      $1.76      $33,282    23,305,115       $1.43
Effect of dilutive securities:
  Stock options                                 274,613                               377,078
  Restricted stock awards                        29,176                                28,932
                                             ----------                            ----------
Diluted earnings per share        $41,282    23,696,575      $1.74      $33,282    23,711,125       $1.40
                                  =======================================================================


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

4. On June 2, 1999, Banknorth announced that it and Peoples Heritage Financial Group, Inc. ("PHFG") had entered into an Agreement and Plan of Merger (the "Agreement"), which sets forth the terms and conditions pursuant to which the Company would be merged with and into PHFG (the "Merger") and PHFG would change its name to "Banknorth Group, Inc." The Agreement provides, among other things, that as a result of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.825 shares of PHFG's common stock, plus cash in lieu of any fractional share interest. Consummation of the Merger is subject to a number of conditions including (i) the approval of the Agreement and Merger by the shareholders of the Company and PHFG, (ii) the receipt of requisite regulatory approvals, (iii) receipt by the parties of an opinion of counsel as to certain tax consequences of the Merger, (iv) receipt by the parties of letters from their independent public accountants stating their opinion that the Merger shall qualify for pooling of interests accounting treatment and (v) satisfaction of certain other conditions. The transaction will create a $17 billion multi-state banking and financial services company. It is expected that the transaction will be closed early in 2000.


                     INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors
Banknorth Group, Inc.

      We have reviewed the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries ("the Company") as of September 30, 1999 and 1998, and the related consolidated statements of income for the three and nine month periods ended September 30, 1999 and 1998, and the consolidated statements of changes in shareholders' equity for the three month periods ended March 31, 1999, June 30, 1999, and September 30, 1999, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management.

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


                                       /S/ KPMG LLP

Albany, New York
October 22, 1999


                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Banknorth Group, Inc. ("the parent") and its subsidiaries during the three and nine months ended September 30, 1999, with comparisons to 1998, as applicable. Collectively, the parent company and its subsidiaries are referred to herein as "Banknorth" or "Company". Net interest income and net interest margin are presented in this discussion on a fully taxable equivalent basis (f.t.e.). Balances discussed are daily averages unless otherwise described. The unaudited consolidated interim financial statements, as well as the 1998 annual report to shareholders' should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 1999 presentation. On December 31, 1998, the shareholders of Banknorth Group, Inc. and Evergreen Bancorp, Inc. ("Evergreen") of Glens Falls, New York approved a merger between the two organizations. Evergreen was merged with and into Banknorth on that date with each issued and outstanding share of Evergreen common stock converted into 0.9 shares of Banknorth common stock. This resulted in the issuance of approximately 7.9 million in additional shares of Banknorth common stock. All of the historical financial information in this quarterly report has been restated for the effect of this transaction, which was accounted for as a pooling-of-interests.

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

      The transaction will create a $17 billion multi-state banking and financial services company. It is expected that the transaction will be closed in early 2000. The operational integration of the two companies is expected to be completed during the second quarter of 2000.

OVERVIEW

      Banknorth's net income was $13.7 million, representing basic earnings per share ("EPS") of $.58 and diluted EPS of $.58, for the three months ended September 30, 1999, compared to $12.1 million, or $.52 basic EPS, and $.51 diluted EPS for the three months ended September 30, 1998. For the year to date period ended September 30, 1999, net income was $41.3 million, representing basic EPS of $1.76 and diluted EPS of $1.74 as compared to $33.3 million, or $1.43 basic EPS, and $1.40 diluted EPS.

      As of September 30, 1999, the Company completed the core banking systems and private banking conversions related to the Evergreen merger. As a result, the Company recorded and paid $1.2 million in additional one-time expenses, primarily in data conversion and staff expenses. Additionally, the Company recorded a net gain of $2.6 million related to the curtailment of the Evergreen pension plan resulting from the combination of the former Evergreen and Banknorth pension plans following the merger. The net result of the merger-related activities was a net pre-tax gain of $1.3 million, or $735 thousand in after tax impact. This represents a $.03 impact on the diluted EPS for the nine months ended September 30,1999.

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

      In order to effect the merger, one-time merger related expenses of $21.3 million ($15.9 million after-tax impact), were incurred in the fourth quarter of 1998 and the first half of 1999. The majority of these expenses were employment-related costs and data processing conversion and termination costs. Additionally, as mentioned above, the Company recorded in the first quarter of 1999, a net gain of $2.6 million on the curtailment of the Evergreen pension plan. As of September 30, 1999, the systems conversion was completed in all areas.

      At December 31, 1998, after payments of certain one-time merger related expenses, the Company had a remaining accrued liability for merger costs of approximately $15.4 million, of which $11.4 million was paid during the first nine months of 1999. As of September 30, 1999, $4.0 million of these liabilities remain and primarily represent the accrual for the supplemental early retirement plan for certain senior executives of Evergreen Bank, N.A.

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

ASSET/LIABILITY MANAGEMENT

      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary earning assets with additional capacity invested in money market instruments. Earning assets were 92.02% and 94.20% of total assets at September 30, 1999 and 1998, respectively.

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

Earning Assets

      Earning assets were $4.1 billion during the third quarter of 1999, an increase of $289.8 million, or 7.6% from the third quarter of 1998. For the year to date period, earning assets were $4.1 billion as compared to $3.8 billion in 1998. Table A, Mix of Average Earning Assets, shows how the mix of earning assets has changed as compared to the same period in 1998.

      Loans. Average total loans of $2.9 billion during the three months ended September 30, 1999, were $245.7 million, or 9.2%, above the same period of 1998. The increase is primarily attributable to the Berkshire branch acquisition completed in November 1998. The Berkshire acquisition added approximately $100 million on average to the loan portfolio. The remainder of the increase is attributable to strong loan demand in the Massachusetts market and improved lending activity in Vermont and New Hampshire. The strong commercial loan demand offset a decline in the real estate mortgage portfolio as a result of refinancing activity. Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of September 30, 1999 and 1998, as well as December 31, 1998.

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

      Loans held for sale were $17.5 million as of September 30, 1999, $15.9 million lower than the $33.3 million balance outstanding as of September 30, 1998. The production level experienced in 1998 was at record high levels for the Company as refinancing activity was strong throughout the year given the low interest rate environment. Interest rates rose throughout 1999 and refinancing activity slowed. The current production in 1999 is primarily new mortgage originations as the home buying season is active and interest rates remain relatively low. Management expects the level of mortgage originations to continue at the more normal level, as seen to date in 1999, for the remainder of 1999.

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

      Period end balances in securities available for sale totaled approximately $1.1 billion at both September 30, 1999 and 1998, an increase of $56.9 million or 5.3%. The balances include a fair value adjustment reflecting a net unrealized loss of $20.1 million at September 30, 1999, compared to a net unrealized gain of $16.2 million at September 30, 1998. The increase in securities available for sale is primarily the result of the cash flow generated by the investment securities held to maturity portfolio re-invested in the available for sale portfolio and the investing of excess liquidity as a result of deposit growth. Average balances for securities available for sale for the three months ended September 30, 1999 and 1998 were $1.1 billion and $1.0 billion, respectively.

      Investment securities held to maturity. The designation "investment securities held to maturity" is made at the time of purchase or transfer based upon the intent and ability to hold these securities until maturity. The management of this portfolio focuses on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. Cash flow guidelines and average duration targets have been established for management of this portfolio. As of September 30, 1999, the balance of securities in this category was $16.5 million, $7.9 million below the balance at September 30, 1998. The primary cause of the reduced portfolio size was the reinvestment of cash flows from maturities during 1998 and thus far in 1999 into the available for sale portfolio.

      Table C, Securities Available for Sale and Investment Securities contains details of investment securities at September 30, 1999 and 1998, as well as December 31, 1998.

      Money market investments. Money market investments, primarily Federal funds sold, averaged $20.1 million during the third quarter of 1999, down $20.3 million, or 50.2%, from the third quarter of 1998. The decline reflects the overnight cash needs of the Company at any point in time. Subsidiary banks with excess overnight cash positions invest such funds with other subsidiary banks that may have short-term funding needs. This internal settlement, performed prior to purchasing funds in the market, reduces funding costs and improves overall liquidity.

      Income on earning assets. Income from earning assets was $81.4 million for the three-month period ended September 30, 1999, as compared to $77.6 million for the same period in 1998. The increase of $3.8 million, or 4.9%, resulted from the increases in earning assets through acquisition and normal growth described previously. Total earning assets during the third quarter of 1999 of $4.1 billion yielded 7.82%, while in 1998 earning assets of $3.8 billion yielded 8.08%. The increase in earning assets contributed $6.3 million towards the increase in interest income, while the decline in yield of 26 basis points resulted in $2.5 million less in interest income. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest income from earning assets.

      For the nine months ended September 30, 1999 and 1998, income from earning assets was $239.0 million and $231.2 million, respectively. Total earning assets of $4.1 billion, increased $294.3 million or 7.8% over the nine month average of 1998. The yield on earning assets was 7.84% during the first nine months of 1999 as compared to 8.21% during the same period of 1998. During the first nine months of 1999, the increase in earning asset contributed $18.1 million towards the increase over the same period of 1998, while the 37 basis point reduction in yield caused a $10.3 million decrease.

Funding Sources

      Banknorth utilizes various traditional sources of funding to support its earning asset portfolios. Average total net funding increased by $385.6 million, or 10.5%, in the third quarter of 1999 in comparison to the average for the quarter ended September 30, 1998. Table E, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for the second quarter of 1999 and 1998.

      Deposits. Total core deposits averaged $3.3 billion during the three month period ended September 30, 1999, $347.0 million, or 11.6%, over the third quarter average of 1998. The majority of the increase was the result of the Berkshire branch acquisition, which contributed $287.6 million on average in deposits during the third quarter of 1999. Overall, NOW and money market accounts increased by $215.6 million, and regular savings increased $43.4 million. Retail time deposits in denominations less than
$100,000 decreased slightly by $5.1 million.   In the current low rate
environment, the indexed money market product offered is an attractive option for our customers. Total core deposits represented 82.6% of total net funding during the third quarter of 1999 as compared to 81.8% during the same quarter of 1998.

      Purchased liabilities. Total purchased liabilities increased on average by $41.5 million to $695.5 million during the third quarter of 1999
from $654.0 million during the third quarter of 1998.   Short-term borrowed
funds increased $2.9 million from $382.3 million for the three months ended September 30, 1998 to $385.2 million for the three months ended September
30, 1999. Federal funds purchased and securities sold under agreements to repurchase increased by $10.3 million and $13.6 million, respectively, while short-term borrowings from the FHLB decreased $23.2 million on average from the quarter ended September 30, 1998 to September 30, 1999. The decrease in FHLB borrowings was the result of paydowns and the refinancing of approximately $30.0 million to longer-term debt at more favorable rates. Long-term advances from the Federal Home Loan Bank increased on average from $65.0 million for the three months ended September 30, 1998 to $65.9 million for the three months ended September 30, 1999. Scheduled maturities of short-term advances were replaced with long-term advances in response to movements in interest rates while maintaining the Company's interest rate risk profile within established guidelines.

      Securities sold under repurchase agreements continued to be an important source of purchased liabilities. Securities sold under repurchase agreements averaged $191.1 million or 27.5% of the purchased liabilities for the third quarter of 1999. This is an increase of $13.6 million from the average in the third quarter of 1998. The Company enters into sales of securities under short-term, usually overnight, fixed coupon, repurchase agreements with customers. Such agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities.

      Bank Debt. Average bank debt of $6.7 million during the third quarter of 1999 represented primarily the 1994 funding of the acquisition of North American Bank Corporation. The balance of $6.0 million at September 30, 1999 will be repaid within five years. Additionally, there was $280 thousand in bank debt at September 30, 1999 related to the funding of the Employee Stock Ownership Plan of Evergreen Bank. This loan is an adjustable rate loan that will mature in 2000.

      Interest expense summary. Total interest expense for the three months ended September 30, 1999 was $35.4 million, a decrease of $1.3 million or 3.6%, as compared to the same period of 1998. The decrease in interest expense was the result of the Company lowering its cost of funding given the significant increase in core deposits. Increased levels of interest-bearing liabilities contributed $2.9 million to the increase in interest expense while the decline in rates paid decreased interest expense by $4.2 million. The cost of interest bearing liabilities was 3.99% in the third quarter of 1999, a decrease of 52 basis points from the third quarter of 1998.

      Total interest-bearing liabilities averaged $3.5 billion during the nine months ended September 30, 1999, $282.5 million, or 8.8%, higher than in 1998. The cost of funds was 4.01% in 1999 as compared to 4.53% in 1998. Table D, Average Balances, Yields and Net Interest Margins and Table F, Volume and Yield Analysis contain details of changes by category of interest bearing liabilities and interest expense.

Net Interest Income

      Net interest income totaled $46.0 million and $40.9 million for the three-month periods ended September 30, 1999 and 1998, respectively. The net interest margin was 4.42% during the second quarter of 1999 as compared to 4.26% during the same period of 1998. The yield on earning assets of 7.82% for the third quarter of 1999, was 26 basis points below the corresponding period of the prior year. Interest rates generally decreased during 1998 and stabilized in 1999. This trend of the decreasing yield on earning assets was experienced throughout 1998 and 1997. In the third quarter of 1999, the cost of funds declined 52 basis points from the third quarter of 1998. This decline in the cost of funds was greater than the decline in the yield on earning assets, resulting in a slight increase in the net interest margin in the third quarter of 1999 compared to the third quarter of 1998.

      Net interest income totaled $134.6 million for the nine months ended September 30, 1999, compared to $122.7 million for the same period of 1998. The net interest margin increased slightly from 4.35% for the nine months ended September 30, 1998 to 4.42% for the nine months ended September 30, 1999. As noted earlier, the decline in the cost of funds exceeded the decline in the yield in earning assets during this time period.

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

      NPAs were $15.1 million at September 30, 1999, a decrease of $10.6 million, or 41.3%, from September 30, 1998 and a decrease of $9.2 million, or 38.0%, from December 31, 1998. The ratio of NPAs to loans plus other real estate owned and repossessed assets at September 30, 1999, was .51% compared to .96% at September 30, 1998. The decrease during this period was primarily due to the removal of one large commercial credit from troubled debt restructuring ("TDR") status in January 1999. The credit was designated a TDR in the third quarter of 1998. Prinicipal and interest payments were current for the remainder of 1998, and since the loan was rewritten at a market interest rate, the TDR status was removed in January of 1999. Table G, Non-Performing Assets, contains the details for September 30, 1999 and 1998, and December 31, 1998.

      Non-performing loans ("NPLs") at September 30, 1999 were $14.8 million, a net decrease of $7.8 million, or 34.6%, from September 30, 1998. Delinquency rates in the residential portfolio are consistent with trends seen regionally and nationally. Given the possibility of further increases in interest rates, management expects that certain credits may encounter difficulty in continuing to perform under the contractual terms of their loans should rates actually increase. While this occurrence might result in increases in NPLs and subsequent charge-offs, management does not expect it to materially affect the Company's performance during the year.

      Total other real estate owned and repossessed assets were $278 thousand at September 30, 1999, down $2.8 million from one year earlier and $3.1 million from December 31, 1998.

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

      Table H, Summary of Loan Loss Experience, includes an analysis of the changes to the allowance for the three months ended September 30, 1999 and 1998, as well as for the year ended December 31, 1998. Loans charged off in the first nine months of 1999 were $9.3 million, or an annualized .43% of average loans, comparable to the prior year's results when charge-offs totaled $8.2 million, or an annualized .41% of average loans. Recoveries on loans previously charged off were $4.0 million for the nine months ended September 30, 1999 compared to $4.4 million for the same period of 1998.

      The provision for loan losses ("provision") for the three months ended September 30, 1999 was $2.6 million, or an annualized .36% of average loans. The provision for the first nine months of the year was $6.9 million or an annualized .32% of average loans. Provisions of $7.0 million, or an annualized .35% of average loans, and $9.3 million, or .35% of average loans were experienced during the first nine months of 1998 and the full year of 1998, respectively. The quarter to date and the year to date provisions are relatively consistent with the corresponding periods of 1998. While NPLs as a percentage of total loans are down, net charge-offs are up and the loan portfolio continues to grow especially in higher risk loan categories. Accordingly, the Company maintained a relatively flat provision and allowance to total loan ratio of 1.56% for September 30, 1999 and 1998.

      At September 30, 1999, the allowance provided a coverage of non-performing loans of 311.71% as compared to 212.14% and 184.26% at December 31, 1998 and September 30, 1998, respectively.

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

      A significant portion of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin. To protect the Company from this occurrence, interest rate floors in the notional amount of $295.0 million were used to mitigate the potential reduction in interest income on certain adjustable and variable rate loans. Further, in May 1998, the Company sold interest rate swaps in the notional amount of $50.0 million previously in use for a net gain of $254 thousand. This gain was amortized into interest income over the original remaining lives of the initial swap contracts of approximately one year. The swaps were sold in order to reduce interest rate risk sensitivity of the Company. In late 1998, interest rate corridors in the notional amount of $50.0 million and interest rate swaps in the notional amount of $50.0 million were entered into in order to mitigate the reduction in interest income in a period of rising rates. In a period of quickly rising interest rates, certain deposit products will reprice more rapidly than certain fixed rate earning assets potentially causing a reduction in interest income. These contracts were designed to make a portion of the Corporation's fixed rate loans sensitive to rising rates.

      The aggregate cost of the interest rate floors and corridors was $3.2 million which is being amortized as an adjustment to the related loan yield on a straight-line basis over the terms of the agreements. At September 30, 1999, the unamortized balance of these interest rate floors and corridors was $830 thousand. The estimated fair value of these floors was $188 thousand as of September 30, 1999. The estimated net fair value of the interest rate swap contracts and interest rate corridors were $1.3 million and $382 thousand as of September 30, 1999.

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

      The Company achieves its liability-based liquidity objectives in a variety of ways. Net liabilities can be classified into three basic categories for the purpose of managing liability-based liquidity: core deposits, purchased liabilities, and long-term or capital market funds. Core deposits consist of non-interest bearing demand deposits and retail deposits. These deposits result from relatively dependable customers and commercial banking relationships and are therefore viewed as a stable component of total required funding. Banknorth will continue to seek funding in the most efficient and cost effective manner as possible. Table E reflects the components of funding for September 30, 1999 and 1998.

      Among the traditional funding instruments comprising the category of purchased liabilities are time deposits $100 thousand and greater, Federal funds purchased, securities sold under agreement to repurchase, borrowings from the United States Treasury Department (Treasury, Tax and Loan accounts), and short and long-term borrowings from the FHLB.

      One of the principal components of purchased funding is short-term borrowed funds through sales of securities under agreements to repurchase. These borrowings generally represent short-term uninsured customer investments, which are secured by Company securities. During the third quarter of 1999, the average securities sold under agreements to repurchase were $191.1 million, as compared to $177.5 million in the third quarter of 1998.

      Long-term purchased funding, primarily through the FHLB, was $65.9 million during the third quarter of 1999, up $944 thousand from the quarter ended September 30, 1998 as short-term notes from the FHLB were replaced with longer term FHLB debt at more favorable rates.

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

OTHER OPERATING INCOME

      Other operating income is a significant source of revenue for Banknorth and an important factor in the Company's results of operations. Other operating income totaled $12.8 million for the third quarter of 1999, $1.9 million or 17.6% higher than the third quarter of 1998. For the nine months ended September 30, 1999 and 1998, other operating income was $42.0 million and $29.8 million, respectively, an increase of $12.2 million, or 40.9%. Included in the first nine months of 1999 other income was a net gain of $2.6 million on the curtailment of the Evergreen pension plan and $1.4 million of income from bank-owned life insurance resulting from the death of a senior executive. Without these one-time items, other operating income increased $8.2 million, or 27.7%, for the nine month period ended September 30, 1999 compared to the same period of 1998.

      Investment management income. The Stratevest Group, N.A., ("Stratevest"), the Company's investment and financial management subsidiary, contributes the largest recurring portion of other operating income through fees generated from trust and investment management services. Income from such services totaled $4.8 million in the third quarter of 1999, an increase of $1.9 million, or 63.8% over the same period of 1998. For the nine months ended September 30, 1999, trust and investment management income was $14.6 million, up $5.6 million, or 61.8%, over the same period of 1998. The increase was the result of strong sales and market conditions as well as the increase in the managed assets as a result of the Berkshire acquisition. The Company's acquisition of approximately $1.0 billion in investment assets in November 1998 was added to the Stratevest portfolio of managed assets. This portion of the portfolio generated approximately $1.6 million in investment management income in the third quarter of 1999. Total assets under management totaled $4.1 billion, including $2.7 billion under discretionary management, as of September 30, 1999, compared to total assets under management of $2.9 billion, including $1.6 billion under discretionary management, as of September 30, 1998. Continued opportunities for increases in the generation of Stratevest's income lie in increased sales in the Massachusetts, New York and New Hampshire markets. The Company is experiencing increased sales in these areas and, accordingly, management expects continued increased levels of trust and investment management income for 1999.

      Service charges on deposit accounts. Service charges on deposit accounts, $3.2 million for the three months ended September 30, 1999, were $365 thousand, or 12.8% above the same period of 1998. The increase in service charges was primarily the result of improved charge policies implemented in late 1997 and the Berkshire branch acquisition, which added on average $287.6 million in deposits in the third quarter of 1999.

      Mortgage banking income. Mortgage banking income, which is comprised of loan servicing income and net loan transactions amounted to $724 thousand for the three months ended September 30, 1999. This category of income was down $1.1 million, or 60.0%, from September 30, 1998, primarily due to lower production levels in 1999 and the recording of a $392 thousand gain on the sale of servicing in the third quarter of 1998.

      Net loan transaction income is generated through the origination and subsequent sale of mortgage products into the secondary mortgage market. Net loan transaction income in the third quarter of 1999 amounted to $272 thousand, $660 thousand lower than the same period of 1998. In 1998, the Company experienced record level production throughout the year, which created strong sales activity. The sales activity throughout 1999 returned to more normal levels as interest rates rose and refinancing activity slowed. The current production in 1999 is primarily new mortgage originations as the home buying season was strong in the third quarter and interest rates remained relatively low. Additionally, as noted above, the Company sold $86 million in servicing in the third quarter of 1998 generating a gain of $392 thousand.

      Card product income. Card product income represents the fees and interchange income generated by the use of Banknorth issued credit (Visa) and debit cards. This income category increased $197 thousand, to $766 thousand, in the third quarter of 1999 as compared to the third quarter of 1998 as the volume of debit card transactions increased given the addition of the Berkshire customers and improved consumer acceptance and usage of the product. For the nine months ended September 30, 1999 and 1998, card product income was $2.1 million and $1.5 million, respectively.

      ATM income. ATM income represents the income generated from the ATM network operated by Banknorth for the benefit of its customers. ATM income amounted to $759 thousand for the three months ended September 30, 1999 compared to $618 thousand for the three months ended September 30, 1998.
The increase in ATM income over the last year was the result of the terminal convenience fee, assessed for non-customer usage, in all states in which the Company operates and the addition of the Berkshire ATMs to the Banknorth network. For the nine months ended September 30, 1999 and 1998, ATM income was $2.0 million and $1.6 million, respectively. Fee income is expected to remain at approximately that level for the remainder of 1999.

      Bank-owned life insurance income. Banknorth purchased an additional $16.0 million of bank-owned life insurance ("BOLI") in the third quarter of 1999 to cover the Evergreen and Berkshire region employees. As of September 30, 1999 as a result of the additional purchase and the increase in the cash surrender value over the past two years, the Company's total BOLI holdings increased to $59.5 million. BOLI generated income of approximately $744 thousand of income in the third quarter of 1999 and $567 thousand in the same period of 1998. The BOLI was purchased as a financing tool for employee benefits. The value of life insurance financing is the tax-preferred status of life insurance cash values. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated balance sheet that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, the Company selected insurance carriers with a minimum rating of A (Best rating) and further, annual financial condition reviews are completed on all carriers. Securities available for sale were allowed to mature or were sold in order to provide the funding necessary to implement the bank-owned life insurance program. As a result of this transaction, the Company benefits in future periods from the tax-free nature of income generated from the life insurance policies. In general, the yield received from the bank-owned life insurance is comparable to the yield previously received on the securities available for sale, thereby causing the Company's earnings stream to benefit from the tax characteristics of the bank-owned life insurance.

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

      Bank-owned life insurance claim. During the second quarter of 1999, the Company recorded $1.4 million of income from a BOLI claim resulting from the death of a senior executive. The income is non-recurring and tax-exempt.

      Other income. Other income amounted to $1.7 million for the three months ended September 30, 1999, compared to $1.1 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, other income was $3.9 million and $3.2 million, respectively. The largest portions of this income category are from personal banking and commercial banking fees, including safe deposit box and official checks.
The increase is primarily as a result of the ten additional branches acquired in the Berkshire region of Massachusetts.

OTHER OPERATING EXPENSES

      Other operating expenses for the third quarter were $35.2 million, $3.7 million, or 11.9%, above expense levels in the third quarter of 1998. The majority of the increase in operating expenses was due to $912 thousand in additional goodwill expense, $1.1 million in additional compensation and benefit expenses and $1.0 million in occupancy and equipment. The Company's efficiency ratio was 55.55% in the third quarter of 1999, down from 57.83% from the same period one year earlier. For the nine months ended September 30, 1999 and 1998, other operating expense was $107.8 million and $96.2 million, respectively. The efficiency ratio on a year to date basis was 57.49% for the first nine months of 1999 compared to 59.65% for the same period of 1998.

      Compensation. Compensation expense increased by $1.1 million, or 8.3%, in the third quarter of 1999 in comparison to the third quarter of 1998. The increase in this expense is primarily due to an increase in performance based compensation recorded in 1999 in comparison to 1998. Sales and performance based compensation in 1999 for the trust subsidiary, subsidiary banks and overall Company exceeded those accrued or paid to date in 1998. Additionally, temporary help expense in the third quarter of 1999 exceeded that of the third quarter of 1998 by $146 thousand as the integration of the Evergreen, Berkshire and trust operations was being completed. Year to date, compensation expense increased $2.7 million or 6.9%. Benefits expenses also increased by 3.2% between the three months ended September 30, 1999 and 1998.

      Net occupancy. Net occupancy costs increased $731 thousand or 31.2% from $2.3 million for the three months ended September 30, 1998 to $3.1 million for the three months ended September 30, 1999. As noted earlier, in the Berkshire acquisition, the Company acquired ten additional banking offices and its corresponding occupancy costs. Occupancy expenses are expected to remain at this level throughout 1999.

      Equipment and software. Equipment and software expense was $2.6 million and $2.4 million for the three months ended September 30, 1999 and 1998, respectively. Banknorth continuously invests in upgraded technology in order to offer enhanced products and services or to create operating efficiencies.

      Data processing. Data processing fees include payments to Banknorth's vendors of mainframe systems and site management, credit card processing, ATM transaction processing and shareholder accounting services. These fees decreased $200 thousand or 11.4% in the third quarter of 1999 in comparison to the same period of 1998 primarily due to the reduction in core application processing costs as a result of the merger with Evergreen. In 1998, the data processing costs consisted of two mainframe site management contracts. One contract was terminated upon the merger with Evergreen, thereby reducing the overall data processing costs. Offsetting this favorable change in data processing expense, the Company recognized $300 thousand in data processing costs for the outside servicing of the purchased Berkshire private banking relationships. This outside servicing expense was eliminated in the end of third quarter of 1999.

      Other real estate owned. Expenses relating to other real estate owned and repossessed assets decreased for the third quarter of 1999 by $99 thousand as compared to September 30, 1998 as the holding cost of these properties declined. Included in this expense category in the third quarter of 1999 are net gains on the sale of other real estate owned and repossessed assets in the amount of $75 thousand. Net gains on sales in the third quarter of 1998 were $165 thousand. Year to date, OREO expense continue to be low at $347 thousand in 1999, compared to $737 thousand in 1998. Management anticipates the level of other real estate owned and repossession expenses to remain steady throughout the year.

      Advertising and marketing. Advertising and marketing expenses were $1.3 million for the three months ended September 30, 1999, $344 thousand, or 37.6% higher than the first three months of 1998. In 1998, Banknorth introduced a market branding campaign and increased its marketing efforts in target markets. Marketing expenses are expected to be higher throughout 1999 in comparison to 1998. Year to date, advertising and marketing expenses were $638 thousand, or 21.6%, higher in 1999 compared to 1998.

      Communications. Communications expenses totaled $956 thousand in the third quarter of 1999, and $739 thousand in the third quarter of 1998. The increase in communication expenses was primarily due to the expansion of the voice/data communication network to accommodate the aforementioned acquired locations of Banknorth.

      Amortization of goodwill. Amortization of goodwill amounted to $2.2 million in third quarter of 1999 compared to $1.3 million in the third quarter of 1998. The increased goodwill amortization is the result of the Berkshire acquisition completed in November 1998, which generated an additional $54.2 million in goodwill or $3.6 million in amortization per year as this goodwill will be amortized over 15 years. Based on existing goodwill, the 1999 goodwill amortization expense is expected to be $8.7 million.

      Capital securities. The capital securities issued in May 1997, which created Tier I capital, gave rise to expense of $789 thousand in the third quarters of 1999 and 1998. As mentioned previously, incremental investment purchases were made in an effort to offset the cost of the capital securities through increased net interest income. Funding for the investments was primarily in the form of borrowings from the FHLB.

      Merger and acquisition related expenses. The merger expenses incurred in the first nine months of 1999, related to the merger with Evergreen, amounted to approximately $1.2 million, or $788 thousand, after income tax effect. The majority of these expenses were employment-related costs and data processing conversion and termination costs.

      Other expenses. Other expenses totaled $3.6 million and $3.1 million for the three months ended September 30, 1999 and 1998, respectively. The majority of the increase was due to additional operating expenses of a larger institution, including postage and delivery, check sale costs, and network charges. Additionally, the Company increased its investment in low-income housing projects during 1998, which resulted in greater losses in the third quarter of 1999 compared to the third quarter of 1998. These low-income housing projects generate significant tax credits and reduce the Company's effective tax rate from the statutory level. Year to date, other expense increased $1.6 million or 17.2%. Expenses in this category are expected to continue at approximately this level throughout the year.

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

      In order to protect the integrity of the banking system, the Federal Reserve Board and other federal banking regulatory agencies (collectively known as the "Federal Financial Institutions Examination Council," or "FFIEC") have issued guidelines to financial institutions for addressing the Year 2000 problem and set milestones that financial institutions are expected to meet in becoming Year 2000 compliant and testing to assure compliance. In broad outline, those guidelines provide that (i) by September 30, 1997, financial institutions should have identified, assessed and begun remediation of mission critical systems; (ii) by September 30, 1998, institutions should be continuing remediation of mission critical systems and have completed development of testing strategies and plans;
(iii) by September 1, 1998, institutions should be continuing system remediation and should have begun testing of internal mission critical systems; (iv) by December 31, 1998, institutions should have substantially completed testing of internal mission critical systems; (v) by September 30, 1999, institutions relying on service providers should have substantially completed system testing and all institutions should have begun external testing with third parties (such as other financial institutions, business partners and payment system providers); and (vi) by September 30, 1999, institutions should have completed testing of mission critical systems and substantially completed all implementation of those systems.

      Banknorth's Year 2000 remediation and compliance program (the "Year 2000 Project") is managed by a Project Group consisting of representatives from more than 25 business units and functional departments within Banknorth and its subsidiaries. The Project is directed by a Banknorth Vice President and is overseen by the Banknorth Board and the board of directors of each subsidiary.

      Banknorth has completed a preliminary assessment of all its computer software, hardware and firmware systems, and equipment and machinery with embedded processors (including vaults and other security systems, elevators and HVAC systems). Banknorth believes that it has identified all components, systems, equipment and databases that might not be able to function properly as a result of the Year 2000 problems and has formulated a plan to replace, upgrade or revise affected software, to upgrade or replace affected hardware and equipment, and to remediate affected data and databases. Banknorth substantially completed the replacements, upgrades and revisions of the affected software, hardware and equipment by December 31, 1998. Banknorth began compliance testing of components and systems in July, 1998 and substantially completed its compliance testing of vital banking systems by the end of 1998. To date, all FFIEC guidelines, previously disclosed, have been met by the Company.

      Substantially all of Banknorth's mission critical systems are outsourced or are purchased software packages. As a result, much of the remediation and testing process is dependent on the accuracy of work performed by, and the Year 2000 compliance of software, hardware and firmware and equipment provided by, vendors. Banknorth has had discussions with its vendors and monitored their Year 2000 compliance programs and the compliance of their products or services with required standards. Where possible, Banknorth has arranged alternate service or software providers in cases where it appears that vendors may not timely provide adequate solutions.

      The economic cost of the Year 2000 Project includes not just direct incremental amounts expended by Banknorth for repairing, upgrading or replacing hardware, software and facilities, but also the use of internal resources devoted to the Year 2000 Project that would otherwise have been devoted to other business opportunities. It is difficult to quantify the economic cost of internal resources of the Project. However, Banknorth estimates that over the life of this Project, between 1996 and 2000, it will utilize approximately $6.0 million to $6.8 million of internal resources on this effort. These are internal resources that would have been utilized for other business opportunities and do not necessarily represent additional operating expenditures or costs. As of September 30, 1999, approximately
$5.7 million of these amounts have been expended. Further, Banknorth's direct incremental expenditures for the Year 2000 Project are estimated at $1.7 million over this five year period. Although this estimate includes hardware and equipment expenditures, which would have been made even absent the Year 2000 problem as part of normal operations, such expenditures are included in the estimates since the timing of these purchases and upgrades was accelerated due to the Year 2000 Project. As of September 30, 1999, approximately $1.6 million of the direct incremental expenditures have been made. Previous estimates by the Company indicated that the direct incremental expenditures would be $3.7 million over this five-year period. However, the purchase and installation of a new branch platform, included in our original estimate, is no longer required due to the pending merger.

      As noted earlier, the Company has satisfied the FFIEC guidelines described above and has completed its year 2000 compliance program.
The Company will continue to maintain and routinely test its systems throughout the remainder of 1999 and into the year 2000. The Company does not presently foresee any additional costs or issues with its year 2000 compliance, however, no reassurance can be given on future unforeseen events.

      Banknorth has performed a customer awareness program to inform its customers (both depositors and borrowers) of the Year 2000 problem, Banknorth's responses to the problem and the potential impact of the problem on the customers and their business. Banknorth and its subsidiaries have had awareness sessions with their customers and are taking into account customers' Year 2000 compliance in evaluating and rating loans. Banknorth Group, Inc. is aware that if borrowers suffer losses or illiquidity because of their own Year 2000 problems (or the Year 2000 problems of others with whom they do business or on whom they are dependent) Banknorth's subsidiary banks may suffer credit losses or experience illiquidity. The standard loan documentation of Banknorth's subsidiary banks has been revised to include representations that the borrower is Year 2000 compliant and to give the bank the right to examine the borrower's systems and procedures in order to determine Year 2000 compliance.

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

INCOME TAXES

      In the third quarter of 1999, Banknorth recognized income tax expense of $6.4 million, as compared to $5.4 million in third quarter of 1998. The effective rate was 31.93% in the third quarter of 1999 compared to 30.89% in the third quarter of 1998. The tax expense on the Company's income was lower than tax expense at the statutory rate of 35%, due primarily to tax-exempt income, including loans, securities and BOLI, as well as tax credits received on low-income housing projects. For the nine months ended September 30, 1999, the effective tax rate was 31.02% compared to 30.83% for the same period of 1998.

CAPITAL RESOURCES

      Consistent with its long-term goal of operating a sound and profitable financial organization, Banknorth strives to maintain a "well capitalized" company according to regulatory standards. Historically most of the Company's capital requirements have been provided through retained earnings.

      In October 1997, Banknorth announced a stock buyback plan. The Company planned to buy back up to 5%, or 782,665 shares of its outstanding common stock. As part of the merger with Evergreen, however, the stock buyback program was rescinded in July 1998. As of September 30, 1999, the Company held 208,319 treasury shares, all of which were purchased under the October 1997 stock buyback plan.

      The Company (including, prior to 1989, its corporate predecessors) has historically paid regular quarterly cash dividends on its common stock. Since 1993, the Company's dividend has increased from a level of $.05 per share to most recently $.18 per share in 1999. The
Board makes decisions regarding payment of dividends based upon the Company's earnings outlook and other relevant factors.

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

      As a result of these capital redeployments, the payment of dividends by the Company in the future will require the generation of sufficient future earnings by the subsidiary banks

      At September 30, 1999, Banknorth's Tier I capital was $306.5 million, or 9.58% of total risk-adjusted assets, compared to $326.4 million and 11.42% as of September 30, 1998. The decrease in the Tier I capital is attributable to the $46.2 million in additional goodwill generated by the Berkshire branch acquisition. The ratio of Tier I capital to total quarterly average adjusted assets (leverage ratio) was 6.99%, and 8.13% as of September 30, 1999 and 1998, respectively. Banknorth is "well capitalized" at September 30, 1999 according to regulatory definition, and thereby, exceed all minimum regulatory capital requirements. Table I, Capital Ratios, provides the components of capital as of various dates.


TABLE A. Mix of Average Earning Assets

                                                            Three Months                                       Percentage of
                                                         Ended September 30,                      % of      Total Earning Assets
                                                      -------------------------                  Total      --------------------
(Dollars in thousands)                                   1999           1998         Change      Change       1999       1998
                                                         ----           ----         ------      ------       ----       ----

Loans, net of unearned income
 and unamortized loan fees and costs:
  Commercial, financial and agricultural              $  595,906     $  584,080     $ 11,826       4.1%       14.5%      15.3%
  Construction and land development                       61,472         40,631       20,841       7.2         1.5        1.1
  Commercial real estate                                 802,604        589,564      213,040      73.5        19.5       15.4
  Residential real estate                              1,018,002      1,051,325      (33,323)    (11.5)       24.8       27.5
  Credit card receivables                                 31,628         28,645        2,983       1.0         0.8        0.8
  Lease receivables                                       79,207         75,952        3,255       1.1         1.9        2.0
  Other installment                                      332,813        305,691       27,122       9.4         8.1        8.0
                                                      -----------------------------------------------------------------------

    Total loans, net of unearned income and
     unamortized loan fees and costs                   2,921,632      2,675,888      245,744      84.8        71.1       70.1

Securities available for sale:
  U.S. Treasuries and Agencies                           161,321        236,613      (75,292)    (26.0)        3.9        6.2
  States and political subdivisions                       48,539          7,815       40,724      14.1         1.2        0.2
  Mortgage-backed securities                             679,994        516,863      163,131      56.3        16.6       13.5
  Corporate debt securities                              206,436        226,454      (20,018)     (6.9)        5.0        5.9
  Equities and other securities                           49,200         45,210        3,990       1.4         1.2        1.2
  Net unrealized gain (loss)                             (20,248)         8,650      (28,898)    (10.0)       (0.5)       0.2
                                                      -----------------------------------------------------------------------

    Total securities available for sale,
     at fair value                                     1,125,242      1,041,605       83,637      28.9        27.4       27.2

Investment securities, held to maturity:
  U.S. Treasuries and Agencies                             2,973          5,094       (2,121)     (0.7)        0.1        0.1
  States and political subdivisions                        9,923         12,317       (2,394)     (0.8)        0.2        0.4
  Mortgage-backed securities                               4,478          8,625       (4,147)     (1.5)        0.1        0.2
  Corporate debt securities                                   10             10            0       0.0         0.0        0.0
                                                      -----------------------------------------------------------------------

    Total investment securities, held to maturity,
     at amortized cost                                    17,384         26,046       (8,662)     (3.0)        0.4        0.7

Loans held for sale                                       23,847         34,435      (10,588)     (3.7)        0.6        0.9

Money market investments                                  20,112         40,415      (20,303)     (7.0)        0.5        1.1
                                                      -----------------------------------------------------------------------

Total earning assets                                  $4,108,217     $3,818,389     $289,828     100.0%      100.0%     100.0%
                                                      =======================================================================



TABLE B. Loan Portfolio


                                            At September 30,                         At December 31,               % Change
                            -------------------------------------------------     ----------------------     ---------------------
                                     1999                       1998                       1998              09/30/99     09/30/99
                            ----------------------     ----------------------     ----------------------      versus       versus
                              Amount       Percent       Amount       Percent       Amount       Percent     09/30/98     12/31/98
(Dollars in thousands)        ------       -------       ------       -------       ------       -------     --------     --------

Commercial, financial, and
 agricultural               $  592,014      20.0%      $  578,166      21.6%      $  690,170      24.3%        2.4%       (14.2)%

Real estate:
  Construction and land
   development                  64,675       2.2           41,584       1.5           45,704       1.6        55.5         41.5
  Commercial                   827,531      28.0          594,025      22.2          615,503      21.7        39.3         34.4
  Residential                1,021,516      34.6        1,046,612      39.1        1,041,667      36.7        (2.4)        (1.9)
                            ---------------------------------------------------------------------------------------------------

    Total real estate        1,913,722      64.8        1,682,221      62.8        1,702,874      60.0        13.8         12.4
                            ---------------------------------------------------------------------------------------------------

Credit card receivables         31,329       1.0           28,752       1.1           33,205       1.2         9.0         (5.6)
Lease receivables               78,725       2.7           77,273       2.9           79,001       2.8         1.9         (0.3)
Other installment              338,982      11.5          310,735      11.6          331,856      11.7         9.1          2.1
                            ---------------------------------------------------------------------------------------------------

    Total installment          449,036      15.2          416,760      15.6          444,062      15.7         7.7          1.1
                            ---------------------------------------------------------------------------------------------------

Total loans                  2,954,772     100.0        2,677,147     100.0        2,837,106     100.0        10.4          4.1

Less: allowance for loan
 losses                         46,165       1.6           41,746       1.6           44,537       1.6        10.6          3.7
                            ---------------------------------------------------------------------------------------------------

Net loans                   $2,908,607      98.4%      $2,635,401      98.4%      $2,792,569      98.4%       10.4%         4.2%
                            ===================================================================================================



TABLE C. Securities Available for Sale and Securities Held to Maturity


                                                                  At September 30,
                                                              -------------------------     At December 31,
(Dollars in thousands)                                           1999           1998             1998
                                                                 ----           ----             ----

Securities available for sale:
  U.S. Treasuries and Agencies                                $  156,628     $  192,569       $  165,683
  States and political subdivisions                               48,571          7,811            7,806
  Mortgage-backed securities                                     700,581        599,516          711,540
  Corporate debt securities                                      200,724        217,686          188,154
  Equities and other securities                                   49,184         44,877           48,791
  Net unrealized gain (loss)                                     (20,115)        16,235            5,891
                                                              ------------------------------------------
    Fair value of securities available for sale               $1,135,573     $1,078,694       $1,127,865
                                                              ==========================================

Investment securities, held to maturity:
  U.S. Treasuries and Agencies                                $    2,797     $    4,579       $    3,582
  States and political subdivisions                                9,626         12,065           11,443
  Mortgage-backed securities                                       4,021          7,735            5,510
  Corporate debt securities                                           10             10               10
                                                              ------------------------------------------

    Amortized cost of investment securities,
     held to maturity                                         $   16,454     $   24,389       $   20,545
                                                              ==========================================

    Fair value of investment securities, held to maturity     $   16,669     $   25,706       $   21,606
                                                              ==========================================

    Excess of fair value over recorded value                  $      215     $    1,317       $    1,061

    Fair value as a % of amortized cost                            101.3%         105.4%           105.2%


Note: There were no holdings of any single issuer that, when taken in aggregate, exceeded 10% of shareholders' equity at September 30, 1999.


TABLE D. Average Balances, Yields, and Net Interest Margins


                                                                            Three Months Ended September 30,
                                                            ----------------------------------------------------------------
                                                                         1999                              1998
                                                            -------------------------------   ------------------------------
                                                                         Interest   Average               Interest   Average
                                                             Average     Income/    Yield/     Average    Income/    Yield/
                                                             Balance     Expense     Rate      Balance    Expense     Rate
                                                            ----------------------------------------------------------------

(Dollars in thousands)
Earning assets:
  Money market investments                                  $   20,112   $   261     5.15%   $   40,415   $   567     5.57%
  Securities available for sale, at fair value (1 and 2)     1,125,242    18,042     6.25     1,041,605    16,443     6.32
  Loans held for sale                                           23,847       512     8.52        34,435       639     7.36
  Investment securities, held to maturity (2)                   17,384       351     8.01        26,046       522     7.95
  Loans, net of unearned income and
   unamortized loan fees and costs (2 and 3)                 2,921,632    62,237     8.45     2,675,888    59,459     8.82
                                                            --------------------             --------------------

      Total earning assets                                   4,108,217    81,403     7.82     3,818,389    77,630     8.08

Cash and due from banks                                        129,689                          104,685
Allowance for loan losses                                      (47,396)                         (41,274)
Other assets                                                   254,644                          169,692
                                                            ----------                       ----------

Total assets                                                $4,445,154                       $4,051,492
                                                            ==========                       ==========


Interest-bearing liabilities:
  NOW accounts & money market savings                       $1,465,857    12,102     3.28    $1,250,277    11,698     3.71
  Regular savings                                              350,612     2,079     2.35       307,189     2,013     2.60
  Time deposits $100 thousand and greater                      244,357     3,171     5.15       206,675     2,913     5.59
  Time deposits under $100 thousand                            998,493    12,434     4.94     1,003,586    13,914     5.50
                                                            --------------------             --------------------
      Total interest-bearing deposits                        3,059,319    29,786     3.86     2,767,727    30,538     4.38
  Short-term borrowed funds                                    385,177     4,473     4.61       382,313     4,978     5.17
  Long-term debt                                                72,577     1,131     6.18        74,534     1,179     6.28
                                                            --------------------             --------------------
      Total interest-bearing liabilities                     3,517,073    35,390     3.99     3,224,574    36,695     4.51
                                                            --------------------------------------------------------------

Non-interest bearing deposits                                  524,945                          431,872
Other liabilities                                               44,682                           41,825
Capital securities                                              30,000                           30,000
Shareholders' equity                                           328,454                          323,221
                                                            ----------                       ----------
      Total liabilities, capital securities and
       shareholders' equity                                 $4,445,154                       $4,051,492
                                                            ==========                       ==========
Net interest income                                                      $46,013                          $40,935
                                                                         =======                          =======
Interest rate differential                                                           3.83%                            3.57%
                                                                                     ====                             ====

Net interest margin                                                                  4.42%                            4.26%
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


TABLE D.    Average Balances, Yields, and Net Interest Margins



                                                                            Nine Months Ended September 30,
                                                            ----------------------------------------------------------------
                                                                         1999                              1998
                                                            -------------------------------   ------------------------------
                                                                         Interest   Average               Interest   Average
                                                             Average     Income/    Yield/     Average    Income/    Yield/
                                                             Balance     Expense     Rate      Balance    Expense     Rate
                                                            ----------------------------------------------------------------

(Dollars in thousands)
Earning assets:
  Money market investments                                  $   19,261   $    674    4.68%   $   27,257   $  1,151    5.65%
  Securities available for sale, at fair value (1 and 2)     1,128,946     52,368    6.16     1,009,359     48,291    6.44
  Loans held for sale                                           29,450      1,668    7.57        35,444      1,898    7.16
  Investment securities, held to maturity (2)                   18,828      1,143    8.12        40,415      2,370    7.84
  Loans, net of unearned income and
   unamortized loan fees and costs (2 and 3)                 2,870,317    183,124    8.53     2,660,021    177,497    8.92
                                                            --------------------             --------------------
      Total earning assets                                   4,066,802    238,977    7.84     3,772,496    231,207    8.21

Cash and due from banks                                        127,305                          100,748
Allowance for loan losses                                      (46,420)                         (40,445)
Other assets                                                   243,585                          169,274
                                                            ----------                       ----------
      Total assets                                          $4,391,272                       $4,002,073
                                                            ==========                       ==========

Interest-bearing liabilities:
  NOW accounts & money market savings                       $1,459,761     35,237    3.23    $1,201,549    33,005     3.67
  Regular savings                                              344,981      6,172    2.39       307,650     6,003     2.61
  Time deposits $100 thousand and greater                      252,431      9,809    5.20       215,197     9,061     5.63
  Time deposits under $100 thousand                          1,021,339     38,815    5.08     1,001,967    41,249     5.50
                                                            --------------------             --------------------
      Total interest-bearing deposits                        3,078,512     90,033    3.91     2,726,363    89,318     4.38
  Short-term borrowed funds                                    331,971     10,971    4.42       414,827    16,363     5.27
  Long-term debt                                                73,346      3,389    6.18        60,117     2,871     6.39
                                                            --------------------             --------------------
      Total interest-bearing liabilities                     3,483,829    104,393    4.01     3,201,307   108,552     4.53
                                                            --------------------             --------------------
Non-interest bearing deposits                                  505,206                          412,323
Other liabilities                                               46,854                           40,314
Capital securities                                              30,000                           30,000
Shareholders' equity                                           325,383                          318,129
                                                            ----------                       ----------
      Total liabilities, capital securities and
       shareholders' equity                                 $4,391,272                       $4,002,073
                                                            ==========                       ==========
Net interest income                                                      $134,584                        $122,655
                                                                         ========                        ========
Interest rate differential                                                           3.83%                            3.68%
                                                                                     ====                             ====
Net interest margin                                                                  4.42%                            4.35%
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


TABLE E. Average Sources of Funding


                                              Three Months                                      Percentage of
                                             Ended September 30,              Change            Total Funding
                                           ------------------------    ---------------------    -------------
(Dollars in thousands)                        1999          1998         Amount      Percent     1999     1998
                                           ------------------------------------------------------------------

Non-interest bearing deposits              $  524,945    $  431,872    $   93,073     21.6%      13.0%    11.8%
Retail deposits:
  Regular savings                             350,612       307,189        43,423     14.1        8.7      8.4
  Time deposits under $100 thousand           998,493     1,003,586        (5,093)    (0.5)      24.7     27.4
  NOW accounts & money market savings       1,465,857     1,250,278       215,579     17.2       36.2     34.2
                                           -------------------------------------------------------------------
    Total retail deposits                   2,814,962     2,561,053       253,909      9.9       69.6     70.0
                                           -------------------------------------------------------------------

    Total core deposits                     3,339,907     2,992,925       346,982     11.6       82.6     81.8

Time deposits $100 thousand and greater       244,357       206,675        37,682     18.2        6.0      5.7
Federal funds purchased                        13,501         3,211        10,290    320.5        0.3      0.1
Securities sold under agreements to
 repurchase                                   191,054       177,477        13,577      7.7        4.7      4.9
Borrowings from U.S. Treasury                  17,742        15,553         2,189     14.1        0.4      0.4
Short-term notes from FHLB                    162,880       186,072       (23,192)   (12.5)       4.0      5.1
Long-term notes from FHLB                      65,922        64,978           944      1.5        1.6      1.8
                                           -------------------------------------------------------------------

    Total purchased liabilities               695,456       653,966        41,490      6.3       17.2     17.9

Bank term loan                                  6,655         9,556        (2,901)   (30.4)       0.2      0.3
                                           -------------------------------------------------------------------

    Total  funding                         $4,042,018    $3,656,447      $385,571     10.5%     100.0%   100.0%
                                           ===================================================================



TABLE F. Volume and Yield Analysis


                                                      Three Months
                                                  Ended September 30,                       Due to
                                                  -------------------                --------------------
                                                   1999        1998      Change       Volume       Rate
                                                  -------------------------------------------------------

(In thousands)
Interest income (FTE):
  Money market investments                        $   261     $   567    $  (306)    $  (263)    $   (43)
  Securities available for sale, at fair value     18,042      16,443      1,599       1,781        (182)
  Loans held for sale                                 512         639       (127)       (228)        101
  Investment securities, held to maturity             351         522       (171)       (175)          4
  Loans                                            62,237      59,459      2,778       5,274      (2,496)
                                                  ------------------------------
      Total interest income                        81,403      77,630      3,773       6,252      (2,479)
                                                  ------------------------------

Interest expense:
  NOW accounts & money market savings              12,102      11,698        404       1,759      (1,355)
  Regular savings                                   2,079       2,013         66         260        (194)
  Time deposits $100 thousand and greater           3,171       2,913        258         487        (229)
  Time deposits under $100 thousand                12,434      13,914     (1,480)        (63)     (1,417)
  Short-term borrowed funds                         4,473       4,978       (505)         35        (540)
  Long-term debt                                    1,131       1,179        (48)        (29)        (19)
                                                  ------------------------------
      Total interest expense                       35,390      36,695     (1,305)      2,921      (4,226)
                                                  ------------------------------------------------------
Net interest income (FTE)                         $46,013     $40,935    $ 5,078     $ 3,331     $ 1,747
                                                  ======================================================


Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.


TABLE F. Volume and Yield Analysis


                                                       Nine Months
                                                   Ended September 30,                        Due to
                                                  --------------------                ---------------------
                                                    1999        1998       Change      Volume        Rate
                                                  ---------------------------------------------------------

(In thousands)
Interest income (FTE):
  Money market investments                        $    674    $  1,151    $  (477)    $  (279)    $   (198)
  Securities available for sale, at fair value      52,368      48,291      4,077       6,176       (2,099)
  Loans held for sale                                1,668       1,898       (230)       (339)         109
  Investment securities, held to maturity            1,143       2,370     (1,227)     (1,312)          85
  Loans                                            183,124     177,497      5,627      13,386       (7,759)
                                                  -------------------------------
      Total interest income                        238,977     231,207      7,770      18,055      (10,285)
                                                  -------------------------------

Interest expense:
  NOW accounts & money market savings               35,237      33,005      2,232       6,186       (3,954)
  Regular savings                                    6,172       6,003        169         675         (506)
  Time deposits $100 thousand and greater            9,809       9,061        748       1,440         (692)
  Time deposits under $100 thousand                 38,815      41,249     (2,434)        714       (3,148)
  Short-term borrowed funds                         10,971      16,363     (5,392)     (2,756)      (2,636)
  Long-term debt                                     3,389       2,871        518         612          (94)
                                                  -------------------------------
      Total interest expense                       104,393     108,552     (4,159)      8,291      (12,450)
                                                  --------------------------------------------------------
Net interest income (FTE)                         $134,584    $122,655    $11,929     $ 9,764     $  2,165
                                                  ========================================================


Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.


TABLE G.  Non-Performing Assets


                                                    At               At              At
                                               September 30,    December 31,    September 30,
(Dollars in thousands)                             1999             1998            1998
                                               ----------------------------------------------

Loans on non-accrual status:
  Commercial, financial and agricultural          $ 2,728          $ 3,816         $ 4,574
  Real estate:
    Construction and land development                   4               19              55
    Commercial                                      3,321            2,518           1,907
    Residential                                     6,909            6,153           6,448
    Other installment                                  21               23             264
                                                  ----------------------------------------
      Total non-accrual                            12,983           12,529          13,248

Restructured loans:
  Real estate:
    Commercial                                          -            5,940           6,340
    Residential                                        30               32              33
    Other installment                                   -                5               5
                                                  ----------------------------------------
      Total restructured                               30            5,977           6,378

Past-due 90 days or more and still accruing:
  Commercial, financial and agricultural               59            1,216             746
  Real estate:
    Commercial                                        302               62           1,066
    Residential                                       370               36             126
    Credit card receivables                           203              177             192
    Lease receivables                                 128              185             168
    Other installment                                 735              812             732
                                                  ----------------------------------------

      Total past-due 90 days or more
       and still accruing                           1,797            2,488           3,030
                                                  ----------------------------------------

Total non-performing loans                         14,810           20,994          22,656

Other real estate owned (OREO)                        278            3,324           2,936
Non-real estate and repossessed assets                  -               11             102
                                                  ----------------------------------------

Total foreclosed and repossessed assets (F/RA)        278            3,335           3,038
                                                  ----------------------------------------

Total non-performing assets                       $15,088          $24,329         $25,694
                                                  ========================================

Allowance for loan losses (ALL)                   $46,165          $44,537         $41,746
ALL coverage of non-performing loans               311.71%          212.14%         184.26%
Non-performing assets as a % of (loans & F/RA)       0.51             0.86            0.96
Non-performing assets to total assets                0.34             0.55            0.63

Note:  Installment loans are generally charged off at 120 days past due.


TABLE H.  Summary of Loan Loss Experience


                                                        Nine Months           Twelve Months          Nine Months
                                                    Ended September 30,    Ended December 31,    Ended September 30,
(Dollars in thousands)                                     1999                   1998                  1998
                                                    ----------------------------------------------------------------

Loans outstanding-end of period                          $2,954,772            $2,837,106             $2,677,147
Average loans outstanding-period to date                  2,870,317             2,684,169              2,660,021
Allowance for loan losses at beginning of period             44,537                38,551                 38,551
Allowance related to purchase acquisitions                       --                 2,200                     --
Loans  charged off:
  Commercial, financial and agricultural                       (650)               (2,318)                (1,905)
  Real estate:
    Construction and land development                          (158)                   --                     --
    Commercial                                               (2,387)                 (209)                  (151)
    Residential                                                (662)               (1,916)                (1,296)
                                                         -------------------------------------------------------
      Total real estate                                      (3,207)               (2,125)                (1,447)

  Credit card receivables                                      (836)                 (878)                  (552)
  Lease receivables                                          (1,031)               (1,646)                (1,282)
  Other installment                                          (3,532)               (4,763)                (2,991)
                                                         -------------------------------------------------------
      Total installment                                      (5,399)               (7,287)                (4,825)

      Total loans charged off                                (9,256)              (11,730)                (8,177)
                                                         -------------------------------------------------------

Recoveries on loans, previously charged off:
  Commercial, financial and agricultural                        579                 1,673                    766
  Real estate:
    Construction and land development                             8                    15                     11
    Commercial                                                  435                   542                    486
    Residential                                                 276                   829                    626
                                                         -------------------------------------------------------
      Total real estate                                         719                 1,386                  1,123

  Credit card receivables                                       116                   111                     73
  Lease receivables                                             614                 1,190                    994
  Other installment                                           1,981                 1,811                  1,406
                                                         -------------------------------------------------------
      Total installment                                       2,711                 3,112                  2,473

      Total recoveries on loans                               4,009                 6,171                  4,362
                                                         -------------------------------------------------------

Loans charged off,  net of recoveries                        (5,247)               (5,559)                (3,815)
                                                         -------------------------------------------------------

Provision for loan losses                                     6,875                 9,345                  7,010
                                                         -------------------------------------------------------
Allowance for loan losses at end of period               $   46,165            $   44,537             $   41,746
                                                         =======================================================

Loans charged off, net (annualized),
 as a % of average total loans                                 0.24%                 0.21%                  0.19%
Provision for loan losses (annualized)
 as a % of average total loans                                 0.32                  0.35                   0.35
Allowance for loan losses
 as a % of period-end total loans                              1.56                  1.57                   1.56



TABLE I. Capital Ratios



                                                            At              At            At             At              At
                                                       September 30,     June 30,      March 31,    December 31,    September 30,
(Dollars in thousands)                                     1999            1999          1999           1998            1998
                                                       ---------------------------------------------------------------------------

Total risk-adjusted on-balance sheet assets (1) (3)    $3,028,890       $2,971,280    $2,866,111     $2,880,854      $2,701,146
Total risk-adjusted off-balance sheet items               169,768          163,762       162,430        174,890         158,508
                                                       -------------------------------------------------------------------------
Total risk-adjusted assets                             $3,198,658       $3,135,042    $3,028,541     $3,055,744      $2,859,654
                                                       ========================================================================

Total risk-adjusted assets / average total  assets,
 net of fair value adjustments and goodwill (1) (3)         72.95%           72.89%        70.75%         73.49%          71.25%
Total shareholders' equity                             $  336,989       $  329,962    $  324,465     $  321,262      $  334,017
Fair value adjustments (1)                                 12,766            8,875        (1,110)        (3,759)        (10,281)
Corporation-obligated manditorily redeemable
 capital securities                                        30,000           30,000        30,000         30,000          30,000
Goodwill                                                  (73,369)         (75,602)      (77,835)       (80,224)        (27,154)
Other Intangibles (3)                                         144              144           144             70            (145)
                                                       -------------------------------------------------------------------------

Total Tier I capital                                      306,530          293,379       275,664        267,349         326,437
Maximum allowance for loan losses (2)                      40,060           39,286        37,953         38,275          35,820
                                                       -------------------------------------------------------------------------
Total capital                                          $  346,590       $  332,665    $  313,617     $  305,624      $  362,257
                                                       ========================================================================

Quarterly average total assets, net of
 fair value adjustments and goodwill (1) (3)           $4,384,551       $4,301,187    $4,280,729     $4,158,082      $4,013,768
Allowance for loan losses                                  46,165           47,135        45,658         44,537          41,746
Total capital to total risk-adjusted assets                 10.84%           10.61%        10.36%         10.00%          12.67%
Tier I capital to total risk-adjusted assets                 9.58             9.36          9.10           8.75           11.42
Tier I capital to total quarterly average
 adjusted assets (Leverage)                                  6.99             6.82          6.44           6.43            8.13

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


SUMMARY OF QUARTERLY FINANCIAL INFORMATION



                                                                               1999                                1998
                                                              ---------------------------------------   --------------------------
(In thousands, except share and per share data)                   Q3            Q2            Q1            Q4            Q3
                                                              --------------------------------------------------------------------

Statement of Income:
  Interest and dividend income                                $    80,588   $    78,448   $    77,858   $    78,656   $    77,216
  Interest expense                                                 35,391        34,246        34,756        36,106        36,695
                                                              -------------------------------------------------------------------
    Net interest income                                            45,197        44,202        43,102        42,550        40,521
  Provision for loan losses                                         2,600         2,275         2,000         2,335         2,335
                                                              -------------------------------------------------------------------
    Net interest income after provision
     for loan losses                                               42,597        41,927        41,102        40,215        38,186
                                                              -------------------------------------------------------------------

Other operating income:
  Income from trust and investment management fees                  4,826         4,975         4,833         3,791         2,946
  Service charges on deposit accounts                               3,226         3,402         3,198         2,969         2,861
  Mortgage banking income                                             724         1,290         1,324         1,391         1,812
  Card product income                                                 766           748           613           686           569
  ATM income                                                          759           671           619           635           618
  Bank owned life insurance                                           744           552           539           569           567
  Net securities transactions                                           6           143           225           526           319
  Net gain on curtailment of pension plan                              --            --         2,577            --            --
  Bank owned life insurance claim                                      --         1,389            --            --            --
  All other                                                         1,701         1,290           901         1,079         1,149
                                                              -------------------------------------------------------------------
    Total other operating income                                   12,752        14,460        14,829        11,646        10,841
                                                              -------------------------------------------------------------------

Other operating expenses:
  Compensation and employee benefits                               16,852        17,344        16,775        17,554        15,705
  Net occupancy, equipment and software                             5,703         5,489         5,483         4,852         4,697
  Data processing                                                   1,556         1,767         2,102         1,472         1,756
  FDIC deposit insurance and other regulatory                         357           306           294           292           284
  Other real estate owned and repossession                            140            53           154           331           239
  Amortization of goodwill                                          2,233         2,234         2,164         1,779         1,321
  Capital securities                                                  789           789           789           789           789
  Merger and acquisition related expenses                              --            60         1,173        21,968            --
  All other                                                         7,604         8,275         7,340         7,507         6,702
                                                              -------------------------------------------------------------------
    Total other operating expenses                                 35,234        36,317        36,274        56,544        31,493
                                                              -------------------------------------------------------------------
Income before income tax expense (benefit)                         20,115        20,070        19,657        (4,683)       17,534
Income tax expense (benefit)                                        6,422         5,935         6,203          (321)        5,416
                                                              -------------------------------------------------------------------
Net income (loss)                                             $    13,693   $    14,135   $    13,454   $    (4,362)       12,118
                                                              ===================================================================

Average Balances:
  Loans                                                       $ 2,921,632   $ 2,852,496   $ 2,835,880   $ 2,755,824   $ 2,675,888
  Loans held for sale                                              23,847        28,232        36,409        36,490        34,435
  Securities available for sale, at fair value                  1,125,242     1,134,240     1,127,381     1,123,294     1,041,605
  Investment securities, held to maturity                          17,384        19,055        20,076        22,965        26,046
  Money market investments                                         20,112        18,208        19,454        22,376        40,415
                                                              -------------------------------------------------------------------
      Total earning assets                                      4,108,217     4,052,231     4,039,200     3,960,949     3,818,389
  Other assets                                                    336,937       315,683       320,474       281,190       233,103
                                                              -------------------------------------------------------------------
      Total assets                                            $ 4,445,154   $ 4,367,914   $ 4,359,674   $ 4,242,139   $ 4,051,492
                                                              ===================================================================

  Non interest-bearing deposits                               $   524,945   $   494,857   $   495,452   $   477,977   $   431,872
  Interest-bearing deposits                                     3,059,319     3,091,763     3,084,735     2,957,813     2,767,727
                                                              -------------------------------------------------------------------
      Total deposits                                            3,584,264     3,586,620     3,580,187     3,435,790     3,199,599
  Short-term borrowed funds                                       385,177       305,526       304,361       320,459       382,313
  Long-term debt                                                   72,577        73,337        74,141        74,634        74,534
  Other liabilities                                                44,682        46,330        49,604        43,466        41,825
  Guaranteed preferred beneficial interests in
   Corporation's junior subordinated debentures                    30,000        30,000        30,000        30,000        30,000
  Shareholders' equity                                            328,454       326,101       321,381       337,790       323,221
                                                              -------------------------------------------------------------------
      Total liabilities, guaranteed preferred
       beneficial interests in Corporation's junior
       subordinated debentures and shareholders' equity       $ 4,445,154   $ 4,367,914   $ 4,359,674   $ 4,242,139   $ 4,051,492
                                                              ===================================================================

Loans charged off, net of recoveries                          $     3,570   $       798   $       879   $     1,743   $     1,160
Non-performing assets, p.e.                                        15,088        20,329        23,656        24,329        25,694

Share and Per Share Data:
  Shares outstanding, net treasury stock, p.e.                 23,340,073    23,255,296    23,204,585    23,179,092    23,086,148
  Basic wtd. avg. number of shares                             23,444,966    23,379,073    23,353,668    23,203,566    23,226,319
  Basic earnings per share (Basic EPS)                        $      0.58   $      0.60   $      0.58   $     (0.19)  $      0.52
  Diluted wtd. avg. number of shares                           23,754,876    23,665,780    23,663,808    23,552,615    23,613,000
  Diluted earnings per share (Diluted EPS)                    $      0.58   $      0.60   $      0.57   $     (0.19)  $      0.51

  Tangible book value                                               11.29         10.94         10.63         10.40         13.29

  Closing price at period end                                       29.88         33.00         28.25         37.63         29.25

Key Ratios:
  Return on average assets                                           1.22%         1.30%         1.25%        (0.41)%        1.19%
  Return on average shareholders' equity                            16.54         17.39         16.98         (5.12)        14.87
  Net interest margin, fte                                           4.42          4.44          4.39          4.31          4.26
  Efficiency ratio                                                  55.55         58.43         58.56         59.71         57.83
  As a % of risk-adjusted assets, p.e.
    Total capital                                                   10.84         10.61         10.36         10.00         12.67
    Tier 1 capital                                                   9.58          9.36          9.10          8.75         11.42
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)                             6.99          6.82          6.44          6.43          8.13
    Tangible shareholders' equity, to tangible assets, p.e.          5.98          5.86          5.79          5.58          7.60

Note: All share and per share data has been restated to give retroactive effect to stock splits.


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.


                                       BANKNORTH GROUP, INC.
                                            Registrant


Date:  11/13/99                        /S/ William H. Chadwick
                                       -------------------------------------
                                       William H. Chadwick
                                       President and Chief Executive Officer


Date:  11/13/99                        /S/ Thomas J. Pruitt
                                       -------------------------------------
                                       Thomas J. Pruitt
                                       Executive Vice President and Chief
                                       Financial Officer