Form 10-K
period 1999-12-31
BANKNORTH GROUP INC /NEW/ /DE/
filed 2000-03-30
CIK 851105

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
Commission file number (000-18173)


                            BANKNORTH GROUP, INC.
           (Exact name of registrant as specified in its charter)

            DELAWARE                                   03-0321189
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

        100 BANK STREET                                    05401
         P.O. BOX 5420                                  (Zip Code)
      BURLINGTON, VERMONT
(Address of principal executive offices)

                               (802) 658-9959
            (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(g) of the Act:
                  Common Stock (Par Value $1.00 per share)
                 Associated Preferred Share Purchase Rights

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on March 1, 2000 was $461,144,129

As of March 15, 2000, 23,460,731 shares of the registrant's common stock were issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
      The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

      Document                                                        Part
      --------                                                        ----
      None

Table of Contents

Part I                                                               Pages
                                                                     -----
Item 1.  Business                                                     3-5
Item 2.  Properties                                                     5
Item 3.  Legal Proceedings                                              5
Item 4.  Submission of Matters to a Vote of Security Holders            5

Part II
Item 5.  Market for Registrant's Common Equity and Related
          Shareholder Matters                                            5
Item 6.  Selected Financial Data                                         6
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         7-32
Item 7A. Quantitative and Qualitative Disclosures about
          Market Risk                                                    7
Item 8.  Financial Statements and Supplementary Data                 33-63
Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           64

Part III
Item 10.  Directors and Executive Officers of the Registrant            64
Item 11.  Executive Compensation                                     65-75
Item 12.  Security Ownership of Certain Beneficial Owners
           and Management                                            75-77
Item 13.  Certain Relationships and Related Transactions                77

Part IV*
Item 14.  Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                          77

[FN]
<F*>  Copies of any exhibit to the Form 10-K may be obtained from the
      Company by contacting Corporate Communications, Banknorth Group, Inc., P.O. Box 5420, Burlington, Vt., 05402-5420. All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Company and notes thereto.

Part I.

Item 1.  Business

      Banknorth Group, Inc. is the sole owner of four Vermont based banks; namely, First Vermont Bank and Trust Company (and its sole subsidiary, Banknorth Mortgage Company, Inc.), Franklin Lamoille Bank, The Howard Bank, N.A., and Granite Savings Bank and Trust Company; one Vermont limited charter bank, The Stratevest Group, N.A., a trust company; one interim New Hampshire bank holding company, namely North American Bank Corporation and its sole subsidiary, Farmington National Bank; one Massachusetts based bank; First Massachusetts Bank, N.A.; and one New York based bank, Evergreen Bank, N.A. Banknorth also established Banknorth Capital Trust 1 in May 1997. The trust exists for the exclusive purpose of issuing and selling 30-year guaranteed preferred beneficial interest in Corporation's junior subordinated debentures. Banknorth is also the sole owner of North Group Realty, Inc., which owns real estate utilized in the operation of Banknorth.

      On June 2, 1999, Banknorth announced that it and Peoples Heritage Financial Group, Inc. ("PHFG") had entered into an Agreement and Plan of Merger (the "Agreement"), which sets forth the terms and conditions pursuant to which the Company would be merged with and into PHFG (the "Merger") and PHFG would change its name to "Banknorth Group, Inc." The Agreement provides, among other things, that as a result of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.825 shares of PHFG's common stock, plus cash in lieu of any fractional share interest. Consummation of the Merger is subject to a number of conditions including (i) the approval of the Agreement and the Merger by the shareholders of the Company and PHFG, (ii) the receipt of requisite regulatory approvals, (iii) receipt by the parties of an opinion of counsel as to certain tax consequences of the Merger, (iv) receipt of a letter from PHFG's independent public accountants stating their opinion that the Merger shall qualify for pooling-of-interests accounting treatment and
(v) satisfaction of certain other conditions. The transaction will create a $18 billion multi-state banking and financial services company. The merger is expected to be completed during the second quarter of 2000.

      The subsidiary banks offer a full range of loan, deposit, investment products and trust services designed to meet the financial needs of individual consumers, businesses and municipalities. Mortgage banking services are also offered through Banknorth Mortgage Company, a wholly-owned subsidiary of First Vermont Bank and Trust Company. These services are currently offered in the states of Vermont, Massachusetts, New York and New Hampshire through a network of 100 banking offices.

      Based on total assets of $4.6 billion as of December 31, 1999, Banknorth is the largest bank holding company based in Vermont. In December 1999, Banknorth and its subsidiaries employed 1,270 on a full-time equivalent basis.

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

Supervision and Regulation

      As a registered bank holding company, Banknorth is subject to regulation and examination by the Federal Reserve Board ("FRB"). Certain of Banknorth's subsidiaries are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency ("OCC"), or organized as state-chartered, FDIC-insured non-Federal Reserve member banks, which are subject to regulation, supervision and examination by the applicable state banking regulators and the FDIC. The following discussion summarizes certain aspects of applicable banking laws and regulations.

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

      The Interstate Banking and Branching Act also authorized banks to merge across state lines, thereby creating interstate branches. This provision, which was effective June 1, 1997, allowed each state, prior to the effective date, the opportunity to "opt out"of this provision, thereby prohibiting interstate branching within that state. None of the states in which the banking subsidiaries of Banknorth are located have "opted out"of interstate branching. In addition, under the Interstate Banking and Branching Act, a bank is now able to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching. None of the four states in which Banknorth currently operates (Massachusetts, New Hampshire, New York and Vermont) has adopted legislation permitting de novo interstate branching, but all of such state except New Hampshire permit the acquisition of existing branches by an out-of-state bank or bank holding company.

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

      Various laws and regulations administered by the OCC, the FDIC and the Vermont Banking Commissioner affect the corporate practices of Banknorth's subsidiary banks, such as payment of dividends, incurring of debt and acquisition of financial institutions and other companies, and affect their business practices such as payment of interest on deposits, the charging of interest on loans, the types of business conducted and the location of offices. There are no regulatory orders resulting from regulatory examinations of any of the subsidiary banks of Banknorth.

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

      In addition, the FRB, the OCC, the FDIC and the Vermont Commissioner are authorized under applicable federal and state law to determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and to prohibit payment of such dividends. The payment of dividends that deplete a bank's or bank holding company's capital base, or render it illiquid, could be deemed to constitute such an unsafe or unsound practice. The FRB, the FDIC and the OCC have each indicated that banking organizations should generally pay dividends only out of current operating earnings.

      The FRB, the FDIC, and the OCC have issued substantially similar risk-based and leverage capital guidelines for United States banking organizations. In addition, those regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The FRB's risk-based capital guidelines define a three-tier capital framework and specify three relevant capital ratios: Tier I Capital Ratio, a Total Capital Ratio and a "Leverage Ratio". "Tier I Capital" consists of common and qualifying preferred shareholders' equity, less certain intangibles and other adjustments. "Tier 2 Capital" and "Tier 3 Capital" consist of subordinated and other qualifying debt, and the allowance for loan and lease losses up to 1.25% of risk-weighted assets. The sum of Tier I, Tier 2 Capital Capital and Tier 3 Capital, less investment in unconsolidated subsidiaries, represents qualifying "Total Capital" at least 50% of which must consist of Tier 1 Capital. Risk-based capital ratios are calculated by dividing Tier 1 Capital and Total Capital by risk-weighted assets. Assets and off balance sheet exposures are assigned to one of four categories or risk weights, based primarily on relative credit risk. The minimum Tier 1 Capital is 4% and the minimum Total Capital Ratio is 8%. The Leverage Ratio is determined by dividing Tier 1 Capital by adjusted average total assets. Although the stated minimum Leverage Ratio is 3%, most banking organizations are required to maintain Leverage Ratios of at least 1 to 2 percentage points above 3%.

      Federal bank regulatory agencies require banking organizations that engage in significant trading activity to calculate a capital charge for market risk. Significant trading activity means trading activity of at least 10% of total assets or $1 billion, whichever is smaller, calculated on a consolidated basis for bank holding companies. Federal bank regulators may apply the market risk measure to other banks and bank holding companies as the agency deems necessary or appropriate for safe and sound banking practices. Each agency may exclude organizations that it supervises that otherwise meet the criteria under certain circumstances. The market risk charge will be included in the calculation of an organization's risk-based capital ratios. Banknorth is not currently subject to this special capital charge.

      Under applicable federal laws and regulations, deposit insurance premium assessments to the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") are based on a supervisory risk rating system, with the most favorably rated institutions paying no premiums. The deposits of each of Banknorth's subsidiary banks except First Massachusetts Bank is presently in the most favorable deposit insurance assessment category, and pays no deposit premium assessment. As of December 31, 1999, the Company, on a consolidated basis, met all capital adequacy requirements to which it is subject. Further, all the Company's subsidiary banks, with the exception of First Massachusetts Bank, met all capital adequacy requirements for classification as well-capitalized institutions. Due to the acquisition of the Berkshire branch offices by First Massachusetts Bank in the fourth quarter of 1998, this subsidiary has temporarily been placed in the adequately-capitalized classification. Although no assurance can be given due to the number of variables that effect financial performance and operations (many of which are outside Banknorth's control), the Company expects that First Massachusetts Bank will be restored to the well-capitalized classification in the year 2000.

      Effective March 11, 2000, the federal Gramm-Leach-Bliley financial modernization act (the "GLB Act") permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company is eligible to elect to become a financial holding company if each of its subsidiary banks is well capitalized for regulatory capital purposes, is well managed and has at least a satisfactory rating under the Community Reinvestment Act ("CRA"). No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incident to activities that are financial in nature, as defined by the Federal Reserve Board. The GLB Act defines activities which are "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking.

      In addition, the GLB Act provides that a national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

      Full implementation of the GLB Act will likely result in structural changes to the financial services industry, the full effect of which cannot be predicted with any certainty.

Item 2.  Properties

      As of December 31, 1999, Banknorth subsidiaries operated 100 community banking offices and 144 automated banking machines in the states of Vermont, Massachusetts, New York and New Hampshire. The Company's headquarters are located at 100 Bank Street, Burlington, Vermont.

      The Company leases certain premises from third parties under terms and conditions considered by management to be at market terms.

      Additional information relating to the Company's properties is set forth in note 7 to the consolidated financial statements.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable

Part II.

Item 5.  Market for Registrant's Common Equity and Related Shareholder
         Matters

      Banknorth's common stock, $1.00 par value per share (the "Common Stock"), is traded in the over-the-counter market and quoted on the NASDAQ National Market System ("NASDAQ"). As of December 31, 1999, there were 4,863 holders of record of the Common Stock.

      Holders of the Common Stock are entitled to receive such dividends as may be legally declared by the board of directors and, in the event of dissolution and liquidation, to receive the net assets of Banknorth remaining after payment of all liabilities, in proportion to their respective holdings. Additional information concerning certain limitations on the payment of dividends by the Company and its bank subsidiaries is set forth under "Business-Supervision and Regulation" and in note 14 to the consolidated financial statements.

Item 6.  Selected Financial Data-Five Year Selected Financial Data

                                                                              Years Ended December 31,
                                                     -----------------------------------------------------------------------
(In thousands, except share and per share data)           1999           1998           1997          1996            1995
                                                     -----------------------------------------------------------------------

Statement of Income:
  Interest income                                     $   319,584    $   308,701    $   294,757    $   260,541    $   219,795
  Interest expense                                        141,602        144,658        133,335        110,489         95,552
                                                      -----------------------------------------------------------------------
      Net interest income                                 177,982        164,043        161,422        150,052        124,243
  Provision for loan and lease losses                       9,475          9,345          9,372          7,040          6,175
                                                      -----------------------------------------------------------------------
      Net interest income after provision
       for loan and lease losses                          168,507        154,698        152,050        143,012        118,068
                                                      -----------------------------------------------------------------------

  Other operating income:
    Income from trust and investment
     management fees                                       19,455         12,838         11,223         10,217          9,639
    Service charges on deposit accounts                    13,077         11,657         10,725          9,370          7,872
    Mortgage bankning income                                4,081          5,492          4,667          4,561          3,375
    Card product income                                     3,047          2,227          3,166          3,029          2,789
    ATM income                                              2,718          2,258          1,369          1,031            959
    Net securities transactions                               374            519            266             25           (546)
    Bank-owned life insurance                               2,654          2,229             77              -              -
    Bank-owned life insurance claim                         1,389              -              -              -              -
    Net gain on curtailment of pension plan                 2,577              -              -              -              -
    Gain on sale of merchant processing                         -              -          2,432              -              -
    All other                                               5,733          4,253          3,931          3,457          3,046
                                                      -----------------------------------------------------------------------
      Total other operating income                         55,105         41,473         37,856         31,690         27,134
                                                      -----------------------------------------------------------------------
  Other operating expenses:
    Compensation & employee benefits                       67,879         65,545         62,994         59,830         50,614
    Net occupancy, equipment & software expense            22,357         19,218         19,657         17,677         14,875
    Data processing                                         6,758          6,889          7,232          7,005          6,721
    FDIC deposit insurance and other regulatory             1,074          1,139          1,084            650          3,307
    OREO and repossession                                     494          1,068          1,448            385          1,301
    Amortization of goodwill                                8,864          5,743          5,286          4,715            695
    Capital securities                                      3,156          3,156          2,104              -              -
    Merger and aquistion related expenses                   1,233         21,968              -          1,583              -
    All other                                              33,702         28,010         28,124         29,498         25,676
                                                      -----------------------------------------------------------------------
      Total other operating expenses                      145,517        152,736        127,929        121,343        103,189
                                                      -----------------------------------------------------------------------
  Income before income tax expense                         78,095         43,435         61,977         53,359         42,013
  Income tax expense                                       23,559         14,515         20,161         17,656         11,260
                                                      -----------------------------------------------------------------------
  Net income                                          $    54,536    $    28,920    $    41,816    $    35,703    $    30,753
                                                      =======================================================================
Average Balances:
  Loans                                               $ 2,893,810    $ 2,684,169    $ 2,578,746    $ 2,362,251    $ 1,910,737
  Loans held for sale                                      26,360         35,708         16,481         14,834         12,985
  Securities available for sale                         1,134,876      1,038,077        859,674        619,390        311,972
  Investment securities                                    18,124         36,016         61,508         63,967        307,740
  Money market investments                                 16,339         26,027         30,132         29,663         32,955
                                                      -----------------------------------------------------------------------
      Total earning assets                              4,089,509      3,819,997      3,546,541      3,090,105      2,576,389
  Other assets                                            332,751        242,622        196,628        204,561        150,106
                                                      -----------------------------------------------------------------------
      Total assets                                    $ 4,422,260    $ 4,062,619    $ 3,743,169    $ 3,294,666    $ 2,726,495
                                                      =======================================================================
  Non interest-bearing deposits                       $   512,856    $   429,272    $   385,540    $   359,058    $   287,556
  Interest-bearing deposits                             3,083,635      2,784,701      2,562,280      2,396,422      1,905,576
                                                      -----------------------------------------------------------------------
      Total deposits                                    3,596,491      3,213,973      2,947,820      2,755,480      2,193,132
  Short-term borrowed funds                               348,538        390,641        389,586        163,208        172,230
  Long-term debt                                           72,130         63,776         47,139         67,206        107,077
  Other liabilities                                        46,314         41,108         35,130         33,547         29,119
  Guaranteed preferred beneficial interests
   in Corporation's junior subordinated debentures         30,000         30,000         20,137              -              -
  Shareholders' equity                                    328,787        323,121        303,357        275,225        224,937
                                                      -----------------------------------------------------------------------
      Total liabilities, corporation-obligated
       mandatorily redeemable capital securities
        and shareholders'  equity                     $ 4,422,260    $ 4,062,619    $ 3,743,169    $ 3,294,666    $ 2,726,495
                                                      =======================================================================
Loans charged off, net of recoveries                  $     6,835    $     5,559    $     6,734    $     6,987    $    12,154
Non-performing assets, p.e.                                14,483         24,329         23,275         26,922         24,912
Share and Per Share Data:
  Basic wtd. avg. number of shares outstanding         23,435,122     23,277,560     23,705,320     23,626,266     22,033,130
  Basic earnings per share (Basic EPS)                $      2.33    $      1.24    $      1.76    $      1.51    $      1.40
  Diluted wtd. avg. number of shares outstanding       23,734,591     23,669,540     24,042,800     23,860,882     22,177,558
  Diluted earnings per share (Diluted EPS)            $      2.30    $      1.22    $      1.74    $      1.50    $      1.39
  Tangible book value                                       11.52          10.40          12.21          10.72          10.62
Key Ratios:
  Return on average assets                                   1.23%          0.71%          1.12%          1.08%          1.13%
  Return on average shareholders' equity                    16.59           8.95          13.78          12.97          13.67
  Net interest margin, fte                                   4.41           4.34           4.58           4.89           4.87
  Efficiency ratio                                          57.88          59.78          61.65          62.21          65.85
  As a % of risk-adjusted assets, p.e.:
    Total capital                                           11.10          10.00          12.55          11.49          13.31
    Tier 1 capital                                           9.85           8.75          11.30          10.24          12.05
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)                     7.18           6.43           8.18           7.56           8.51
  Tangible shareholders' equity, to tangible
   assets, p.e.                                              5.98           5.58           7.36           7.32           8.44

All share and per share data has been restated to give retroactive effect to stock splits.


Item 7 and 7A.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations, including Quantitative and Qualitative Disclosures about Market Risk

      The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Banknorth Group, Inc. ("Banknorth"or "Company") during 1999 and, in summary form, the preceding two years. Net interest income and net interest margin are presented in this discussion on a fully taxable equivalent (f.t.e.) basis. Balances discussed are daily averages unless otherwise described. The consolidated financial statements and related notes and the quarterly reports to shareholders for 1999 should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the 1999 presentation.

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

* the effect on the Company's competitive position within its market area of increasing consolidation within the banking industry and increasing competition from larger "super regional"and other banking organizations as well as non-bank providers of various financial services;
* the effect of certain customers and vendors of critical systems or services failing to adequately address issues relating to year 2000 compliance;

*     the effect of unforeseen changes in interest rates;

* the effects of changes in the business cycle and downturns in the local, regional or national economies;

*     the effect of the proposed merger with Peoples Heritage Financial
      Group, Inc.;

* the effect of higher than expected costs and unanticipated difficulties related to the cost of integration of acquired businesses and operations; and

* the effect of other risks and uncertainties discussed throughout this report.

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

PROPOSED MERGER WITH PEOPLES HERITAGE FINANCIAL GROUP, INC.

      On June 2, 1999, Banknorth announced that it and Peoples Heritage Financial Group, Inc. ("PHFG") had entered into an Agreement and Plan of Merger (the "Agreement"), which sets forth the terms and conditions pursuant to which the Company would be merged with and into PHFG (the "Merger") and PHFG would change its name to "Banknorth Group, Inc." The Agreement provides, among other things, that as a result of the Merger, each outstanding share of common stock of the Company will be converted into the right to receive 1.825 shares of PHFG's common stock, plus cash in lieu of any fractional share interest. Consummation of the Merger is subject to a number of conditions including (i) the approval of the Agreement and the Merger by the shareholders of the Company and PHFG, (ii) the receipt of requisite regulatory approvals, (iii) receipt by the parties of an opinion of counsel as to certain tax consequences of the Merger, (iv) receipt of a letter from PHFG's independent public accountants stating their opinion that the Merger shall qualify for pooling-of-interests accounting treatment and
(v) satisfaction of certain other conditions.

      The transaction will create an $18 billion multi-state banking and financial services company. The merger is expected to be completed during the second quarter of 2000.

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

      In order to effect the merger, one-time merger related expenses of $20.1 million, $15.1 million after-tax impact, were incurred in the fourth quarter of 1998 and $1.2 million, $788 thousand after-tax, were incurred in the first quarter of 1999. The majority of these expenses were employment-related costs and data processing conversion and termination costs. Additionally, the Company recorded in the first quarter of 1999, a net gain of $2.6 million ($1.5 million after-tax) on the curtailment of the Evergreen pension plan.

      At December 31, 1998, after payments of certain one-time merger related expenses, the Company had a remaining accrued liability for merger costs of approximately $15.4 million, of which $11.4 million was paid during 1999. As of December 31, 1999, $4.0 million of these liabilities remain and primarily represent the accrual for the supplemental early retirement plan for certain senior executives of Evergreen.

      The merger qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. All historical financial information has been restated for the combination of the two companies.

First Massachusetts Bank-Berkshire Region

      On November 13, 1998, Banknorth completed the purchase from BankBoston, N.A. of ten full-service branches, one limited service branch and nine remote ATM locations, as well as private banking relationships associated with the branches in the Berkshire region of Massachusetts. The acquisition was made through the Company's Massachusetts based subsidiary, First Massachusetts Bank, N.A.

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

      The private banking relationships associated with these branches, which as of closing represented approximately $1.0 billion of trust and investment assets under management, including approximately $750 million in discretionary trust assets under management, were acquired by Stratevest Group, N.A. (Stratevest), Banknorth's investment and financial management subsidiary.

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

OVERVIEW

      Banknorth's net income was $54.5 million, representing basic earnings per share ("EPS") of $2.33 and diluted EPS of $2.30 for the year ended December 31, 1999, compared to $28.9 million, after $16.3 million of after-tax merger and acquisition expenses relating to two transactions in the fourth quarter of 1998, representing basic EPS of $1.24 and diluted EPS of $1.22 for the year ended December 31, 1998.

      Net income in 1999 included a $1.5 million, after-tax, gain on curtailment of a pension plan; a $1.4 million, tax-exempt, claim from bank-owned life insurance ("BOLI"); $243 thousand, after tax, of net gains from securities transactions; a $608 thousand, after-tax, payment of management fees to our defined benefit pension plan, and $788 thousand, after-tax, of merger and acquisition expenses. Net income in 1998 included $16.3 million of after-tax merger and acquisition expenses. The following table sets forth the calculation of diluted earnings per share from operations for the years ended December 31, 1999 and 1998:

                                              Change
Diluted Earnings per Share             1999    1998    Amount    Percent
------------------------------------------------------------------------

Net income                            $2.30    $1.22    $1.08       88.5%
Pension plan curtailment               (.06)       -     (.06)    -100.0
BOLI claim                             (.06)       -     (.06)    -100.0
Net securities transactions            (.01)    (.02)     .01       50.0
Payment of management fees to
 defined benefit pension plan           .02        -      .02      100.0
M & A expenses                          .03      .69     (.66)     -95.7
Earnings per share from
 operations                           $2.22    $1.89    $ .33       17.5%

      During 1999, the Company completed the core banking systems and private banking conversions related to the Evergreen merger. As noted above, the Company recorded and paid $1.2 million ($788 thousand, after tax) in additional one-time expenses, primarily in data conversion and staff expenses. Additionally, the Company recorded a net gain of $2.6 million ($1.5 million after tax) related to the curtailment of the Evergreen pension plan resulting from the combination of the former Evergreen and Banknorth pension plans following the merger.

ASSET/LIABILITY MANAGEMENT

      In managing its asset portfolios, Banknorth utilizes funding and capital sources within sound credit, investment, interest rate and liquidity risk guidelines. Loans and securities are the Company's primary earning assets with additional capacity invested in money market instruments. Earning assets were 92.00% and 91.61% of total assets at December 31, 1999 and 1998, respectively.

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

Earning Assets

      Average earning assets were $4.1 billion during 1999, an increase of $269.5 million, or 7.1%, from 1998. Table A, Mix of Average Earning Assets, presents information relating to the mix of earning assets during the last three years.

      Loans. Total loans of $3.0 billion at December 31, 1999, were $172.9 million, or 6.1%, above year-end 1998. The increase in total loans from the 1998 levels is primarily attributable to the continued strong loan demand in the Massachusetts market and improved lending activity in Vermont and New Hampshire. The strong commercial loan demand offset a decline in the real estate mortgage portfolio as a result of refinancing activity. Given the current economic indicators and interest rate environment, management believes that the Company will see continued but slowing growth in the loan portfolio during 2000. If interest rates rise, a greater slow down in lending activity could be expected. Table B, Loan Portfolio, provides the detailed components of the loan portfolio as of year-end, for each of the last five years.

      Commercial, financial and agricultural loans at December 31, 1999 were $632.8 million representing 21.0% of total loans. Banknorth offers a wide range of commercial credit products and services to its customers. These include secured and unsecured loan products specifically tailored to the credit needs of the customer, underwritten with terms and conditions reflective of portfolio risk objectives and corporate earnings requirements.

      Commercial real estate loans at December 31, 1999 were $819.1 million representing 27.2%. This category is comprised primarily of mortgages on owner-occupied income producing properties or businesses. In most cases, the Company maintains banking relationships with these customers.

      The total increase in commercial and commercial real estate loans amounted to $146.3 million from December 31, 1998 to December 31, 1999 and is the result of strong lending activity in all regions of the Company.

      Residential real estate loans, $1.0 billion at December 31, 1999, were $21.2 million lower than at year-end 1998 as a result of the higher refinancing activity in late 1998 and into 1999. Banknorth Mortgage Company, Inc. ("BMC") acts as a supplier of mortgage loan assets for the banking subsidiaries, thereby allowing the banks to place assets on their balance sheet, which meet desired rate and repricing characteristics. Loans made by BMC are the primary means by which the Company replaces runoff in its portfolio, which occurs through scheduled principal payments as well as loan pre-payments.

      Installment loans, including credit card and lease receivables, were $456.1 million at December 31, 1999, $12.1 million, or 2.7% higher than at December 31, 1998. In 1997, Banknorth began offering its lease and indirect financing products under the name Northgroup Financial Services.

      Loans held for sale. Loans designated as held for sale are primarily single-family mortgages, originated by the Company's mortgage banking subsidiary or purchased through its wholesale lending operation, awaiting sale into the secondary market or to other Banknorth subsidiaries. Loans held for sale averaged $26 million during 1999 and $35 million during 1998. The production level experienced in 1998 was at record high levels for the Company as refinancing activity was strong throughout the year given the low interest rate environment. Interest rates rose throughout 1999 and refinancing activity slowed. The current production in 1999 is primarily new mortgage originations as the home buying market is active and interest rates remain relatively low. Management expects the level of mortgage originations to be lower in 2000, compared to 1999, as interest rates continue to rise and the pipeline of mortgage loans in various stages of production is much lower as of year end 1999 compared to year end 1998.

      The majority of loans originated by BMC are sold to the secondary market. Certain production, primarily adjustable rate, is retained by the Company to be held in its mortgage portfolio. This is accomplished by the sale of originated loans to the banking subsidiaries. At the time of sale, the assets are moved from the held for sale category at the lower of cost or market value, and reflected as mortgage loans on the Company's consolidated financial statements. During 1999 and 1998, $133.1 million and $91.5 million, respectively, of mortgage originations were retained in such a manner by the Company's subsidiary banks.

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

      Securities available for sale totaled $1.2 billion at December 31, 1999 as compared to $1.1 billion at December 31, 1998. The 1999 balance is stated net of a fair value adjustment reflecting net unrealized losses of $31.5 million, whereas the December 1998 balance is net of a fair value adjustment reflecting net unrealized gains of $5.9 million. During 1999, on average, the securities available for sale portfolio increased $96.8 million. The increase is primarily the result of investing excess liquidity from deposit growth and the re-investment of $4.8 million in cash flow generated by the investment securities held to maturity portfolio into the available for sale portfolio.

      During 1998, the securities available for sale portfolio increased $178.5 million. This increase was also the result of investing excess liquidity and the reinvestment of $38.3 million in cash flow from the securities held to maturity portfolio. The excess liquidity in 1998 was primarily from the Berkshire branch acquisition in which $122.5 million in cash was received. This cash was used to paydown short-term borrowings at the end of 1998 and establish the securities portfolio for the Berkshire region. Additionally, the increase from 1997 to 1998 was affected by the purchase of $40.0 million in bank-owned life insurance in 1997. Securities available for sale were allowed to mature or were sold in 1997 in order to provide the funding necessary to implement the bank-owned life insurance. In 1998, the securities available for sale portfolio was returned to its pre-BOLI level. A second BOLI purchase of $16.0 million was completed in August 1999. Further discussion of BOLI is provided later in this document.

      Investment securities held to maturity. The designation "securities held to maturity"is made at the time of purchase or transfer based upon the intent and ability to hold these securities until maturity. The management of this portfolio focuses on yield and earnings generation, liquidity through cash flow and interest rate risk characteristics within the framework of the entire balance sheet. Cash flow guidelines and average duration targets have been established for management of this portfolio. As of December 31, 1999, the balance of securities in this category was $15.8 million, $4.7 million below the balance at December 31, 1998. The primary cause of the reduced portfolio size was the continued reinvestment of maturities throughout 1999 into the available for sale portfolio.

      Table D, Securities Available for Sale and Securities Held to Maturity contains details of securities held to maturity at December 31, 1999, 1998 and 1997.

      Money market investments. Money market investments, primarily Federal funds sold, averaged $16.3 million during 1999, $26.0 million in 1998 and $30.1 million in 1997. As of December 31, 1999, money market investments were $25.8 million as compared to $4.9 million at December 31, 1998. The money market investment balance at December 31, 1999 was higher than usual as the Company increased its liquidity at year end due to the uncertainties surrounding the year 2000. No unusual activities occurred and liquidity levels were returned to normal during early January 2000.

      Internally, subsidiary banks with excess overnight cash positions invest such funds with other subsidiary banks that may have short-term funding needs. This internal settlement, performed prior to purchasing funds in the market, reduces funding costs and improves overall liquidity.

      Income on earning assets. The Company's income from earning assets, total interest income, was $322.5 million in 1999 on a fully tax equivalent basis, an increase of $12.2 million, or 3.9%, from the 1998 total of $310.3 million, and $26.6 million higher than in 1997. Of the increase in interest income from 1998 to 1999, $22.7 million was the result of increases in earning assets. Decreases in the yields on earning assets resulted in a decline in interest income of $10.4 million. In 1999, the average yield on total earning assets was 7.87% as compared to 8.14% in 1998 and 8.34% in 1997.

      Table F, Average Balances, Yields and Net Interest Margins and Table H, Volume and Yield Analysis, contain details of changes by category of interest income from earning assets for each of the last three years.

Funding Sources

      Banknorth utilizes various traditional sources of funding to support its earning asset portfolios. Average total funding in 1999 increased by $348.8 million, or 9.5%, over the average for 1998. Table G, Average Sources of Funding, presents the various categories of funds used and the corresponding average balances for each of the last two years as well as the changes by category for 1999, 1998 and 1997.

      Deposits. Total core deposits increased $345.0 million, or 11.5%, over 1998. NOW and money market accounts increased by $220.8 million, regular savings increased $34.3 million, and non-interest bearing deposit increased $83.6 million. There is also a small increase of $6.3 million in retail time deposits under $100 thousand. In the relatively low interest rate environment experienced in 1999, the indexed money market product offered is an attractive option for our customers, thereby limiting the increase in time deposits under $100 thousand. The majority of the increase was the result of the Berkshire region which generated an additional $249.5 million in deposits on average in 1999 compared to 1998. Increases were also seen in all other market areas of the Company.

      Purchased liabilities. Total purchased liabilities increased on average from $666.8 million during 1998 to $674.2 million during 1999. Increases in time deposit greater than $100 thousand, securities sold under agreements to repurchase and long-term notes from FHLB were offset somewhat by a decline in short-term notes from FHLB.

      Time deposits greater than $100 thousand and securities sold under repurchase agreements continue to be important sources of purchased liabilities. Time deposits greater than $100 thousand averaged $259.8 million, or 38.5% of purchased liabilities, and 6.5% of total net funding of the Company. This is an increase of $37.5 million from the 1998 average. Securities sold under repurchase agreements averaged $201.4 million or 29.9% of the purchased liabilities and 5.0% of total net funding of the Company during 1999. This is an increase of $36.5 million, or 22.1%, from 1998. The Company enters into sales of securities under short-term, usually overnight, fixed coupon, repurchase agreements with customers. Such agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities.

      Average borrowings from the FHLB were shifted slightly from short- to long-term in response to the movement in interest rates. Short-term borrowings from the FHLB decreased $84.0 million on average from the year ended December 31, 1998. The decrease in short-term FHLB borrowings was the result of paydowns and the refinancing of approximately $30.0 million to longer-term debt at more favorable rates during late 1998 and early 1999. Long-term advances from the Federal Home Loan Bank increased on average from $53.9 million for the year ended December 31, 1998 to $65.8 million for the year ended December 31, 1999. Scheduled maturities of short-term advances were replaced with long-term advances in response to movements in interest rates while maintaining the Company's interest rate risk profile within established guidelines. The year end balance for short-term FHLB borrowings as of December 31, 1998 was unusual as the cash received in Berkshire branch acquisition was used to paydown a significant amount of the short-term borrowings of the Company at that point. The balance as of December 31, 1998 was $30.0 million compared to $265.0 million as of December 31, 1999 and $263.0 million as of December 31, 1997. As can be seen by the average balances, the excess cash was promptly invested in securities available for sale and used to support loan growth and short-term borrowings returned to more normal level.

      Bank Debt. Average bank debt of $6.3 million during 1999 primarily represents the 1999 funding of the acquisition of North American Bank Corporation ("NAB"). In November 1999, this debt was prepaid in full by the Company. A $55 thousand prepayment penalty was incurred. The only bank term debt outstanding as of December 31, 1999 was $70 thousand related to the funding of the Employee Stock Ownership Plan of Evergreen Bank. This loan is an adjustable rate loan that was paid in full in January 2000.

      Interest expense summary. Total interest expense was $141.6 million in 1999, a decrease of $3.1 million, or 2.1% as compared to 1998. The decrease in interest expense was the result of the Company lowering its cost of funding given current interest rates and the significant increase in core deposits. Increased levels of interest-bearing liabilities contributed $10.9 million to the increase while the decrease in rates paid decreased interest expense by $13.9 million. The cost of interest-bearing liabilities was 4.04% in 1999, a decrease of 43 basis points from 1998.

      Tables F, Average Balances, Yields and Net Interest Margins and Table H, Volume and Yield Analysis, contain details of changes by category of interest expense for each of the last three years.

      Time deposits, in denominations of $100 thousand and greater, at December 31, 1999 were scheduled to mature as follows:

3 months or less        $147,671
Over 3 to 6 months        67,129
Over 6 to 12 months       51,703
Over 12 months            24,975
                        --------
      Total             $291,478
                        ========

Net Interest Income

      Net interest income for 1999 of $180.9 million was $15.3 million, or 9.2% higher than that recognized in 1998. The yield on earning assets declined by 27 basis points in 1999 to 7.87%, while the cost of interest-bearing liabilities decreased 43 basis points. Of the change in net interest income of $15.3 million, $11.8 million was due to increased volume and $3.5 million was due to changes in interest rates. The net interest margin was 4.41% in 1999, 4.34% in 1998 and 4.58% in 1997.

      While interest rates generally increased during 1999, the competition for quality credits resulted in lower asset yields. The decrease in interest expense was the result of the Company lowering its cost of funding given the significant increase in core deposits.

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

      Non-performing assets (NPAs). Non-performing assets include non-performing loans, which are those loans in a non-accrual status, loans which have been treated as troubled debt restructurings and loans past due 90 days or more and still accruing interest. Also included in non-performing assets are foreclosed and repossessed non-real estate assets.

      NPAs were $14.5 million at December 31, 1999, a decrease of $9.8 million, or 40.5%, from December 31, 1998. The ratio of NPAs to total assets at December 31, 1999, was .32% compared to .55% at December 31, 1998. The decrease during this period was primarily due to the removal of one large commercial credit from troubled debt restructuring ("TDR") status in January 1999. The credit was designated a TDR in the third quarter of 1998. Prinicipal and interest payments were current for the remainder of 1998, and since the loan was rewritten at a market interest rate, the TDR status was removed in January of 1999. NPAs at December 31, 1997 were $23.3 million. Table I, Non-performing Assets, contains the details of NPAs for the last five years.

      Non-performing loans ("NPLs") at December 31, 1999 were $13.9 million, a net decrease of $7.1 million, or 33.9%, from December 31, 1998. This reduction was primarily due to the removal of one large commercial credit from TDR status in January 1999 as noted above. Delinquency rates in the residential portfolio are consistent with trends seen regionally and nationally. Given the possibility of further increases in interest rates, management expects that certain credits may encounter difficulty in continuing to perform under the contractual terms of their loans should rates actually increase. While this occurrence might result in increases in NPLs and subsequent charge-offs, management does not expect it to materially affect the Company's performance during the next year.

      The recorded investment in loans considered to be impaired totaled $5.5 million as of December 31, 1999 and $13.6 million as of December 31, 1998. The related allowances for loan losses on these impaired loans were $708 thousand and $2.0 million as of December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, there were no impaired loans which did not have an allowance for loan losses determined in accordance with SFAS 114.

      As of December 31, 1999, management is not aware of any credits that pose significant adverse risk to eventual full collection, other than those designated as NPLs.

      Total other real estate owned and repossessed assets were $597 thousand at the end of 1999, down $2.7 million from one year earlier. During 1999, OREO was at its lowest level in five years primarily due to the relatively strong economic environment. Management expects the number of OREO properties held and the related expenses to increase in 2000 as interest rates continue to increase.

      Allowance for loan and lease losses and provision. The allowance for loan and lease losses is maintained at a level estimated by management to provide adequately for risk of probable losses inherent in the current loan and lease portfolio. The adequacy of the allowance for loan and lease losses is monitored monthly. It is assessed for adequacy using a methodology designed to ensure the level of the allowance reasonably reflects the loan and lease portfolios' risk profile. It is also evaluated to ensure that it is sufficient to absorb all reasonably estimable credit losses inherent in the current loan and lease portfolio.

      For purposes of evaluating the adequacy of the allowance, the Company considers a number of significant factors that affect the collectibility of the portfolio. For individually analyzed loans, these include estimates of loss exposure, which reflect the facts and circumstances that affect the likelihood of repayment of such loans as of the evaluation date. For homogenous pools of loans and leases, estimates of the Company's exposure to credit loss reflect a thorough assessment of a number of factors, which could affect collectibility. These factors include: the size, trend, composition, and nature; changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; trends experienced in non-performing and delinquent loans; past loss experience; economic trends in the Company's market; portfolio concentrations that may affect loss experienced across one or more components of the portfolio; the effect of external factors such as competition, legal and regulatory requirements; and, the experience, ability, and depth of lending management and staff. In addition, various regulatory agencies, as an integral component of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their judgement about information available to them at the time of their examination, which may not be currently available to management.

      After a thorough consideration and validation of the factors discussed above, required additions to the allowance for loan and lease losses are made periodically by charges to the provision for loan and lease losses. These charges are necessary to maintain the allowance at a level which management believes is reasonably reflective of overall inherent risk of probable loss in the portfolio. While management uses available information to recognize losses on loans and leases, additions to the allowance may fluctuate from one reporting period to another. These fluctuations are reflective of changes in risk associated with portfolio content and/or changes in management's assessment of any or all of the determining factors discussed above.

      Table J, Summary of Loan Loss Experience, includes an analysis of the changes to the allowance for the past five years. Loans charged off in 1999 were $12.1 million, or .42% of average loans. While 1999 charge-offs have increased $395 thousand from the 1998 charge-offs of $11.7 million, as a percentage of average loans, gross charge-offs decreased to .42% in 1999 from .44% in 1998. Recoveries in 1999 on loans previously charged-off were $5.3 million as compared to $6.2 million in 1998, representing a decrease of $881 thousand or 14.3%. As a result of these two factors, net charge-offs of $6.8 million in 1999 increased $1.3 million or 23.0% from net charge-offs of $5.6 million in 1998. Net charge-offs as a percentage of average loans also increased in 1999 to .24% from .21% of average loans in 1998.

      The provision for loan and lease losses ("provision") in 1999 was $9.5 million, or .33% of average loans. In 1998, the provision was $9.3 million, or .35% of average loans, while in 1997, the provision was $9.4 million, or
 .36% of average loans. The 1999 provision is relatively consistent with the corresponding periods of 1998 and 1997.

      Despite a reduction in the level of non-performing loans, discussed above, the Company has experienced significant growth in its loan portfolio overall, as well as growth in the higher credit risk loan portfolios in 1999 and 1998. Much of this growth is in the Massachusetts market area through First Massachusetts Bank, which was formed in 1996. Commercial-related loans (commercial, financial and agricultural, real estate, and construction and land development) increased from $1.17 billion, or 44.2% of total loans at December 31, 1997, to $1.35 billion, or 47.6% of total loans at December 31, 1998, and further increased to $1.53 billion, or 50.9% of total loans at December 31, 1999. In addition, during this same time period, residential real estate loans, the portion of the loan portfolio with the lowest credit risk, decreased as a percentage of the total loan portfolio from 41.0% at December 31, 1997, to 33.9% at December 31, 1999.

      Much of the growth in the commercial-related loans noted above was derived from the Massachusetts market area, an area that the Company had not done business in prior to 1996. As the Company has become more familiar with the Massachusetts market area, it has found that delinquency and charge-off rates are higher than in market areas in which the Company's other subsidiary banks operate.

      Given the overall growth in the total loan portfolio and its increasing composition of higher credit risk loan types, as well as a slight increase in net loan charge-offs as a percentage of average loans, offset by a reduction in non-performing loans, the provision has remained relatively consistent between 1999, 1998 and 1997. Accordingly, the Company maintained a steady ratio of allowance to total loans and leases of 1.57% at December 31, 1999 and 1998, and 1.46% at December 31, 1997.

      No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb realized losses. The amount and timing of realized losses and future allowance allocations may vary from current estimates. Table K. Components of the Allowance for Loan and Lease Losses presents the breakdown of the allowance for loan and lease losses by loan type for the latest five-year ends.

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

      Significant portions of the Company's loans are adjustable or variable rate resulting in reduced levels of interest income during periods of falling rates. Certain categories of deposits reach a point in this instance where market forces prevent further reduction in the rate paid on those instruments. The net effect of these circumstances is reduced interest income offset only by a nominal decrease in interest expense, thereby narrowing the net interest margin. To protect the Company from this occurrence, interest rate floors in the notional amount of $295.0 million, interest rate corridors in the notional amount of $50.0 million and interest rate swaps in the notional amount of $50.0 million were used to mitigate the potential reduction in interest income on certain adjustable and variable rate loans.

      The aggregate cost of the interest rate floors and corridors was $3.2 million, which is being amortized as an adjustment to the related loan yield on a straight-line basis over the terms of the agreements. At December 31, 1999, the unamortized balance of these interest rate floors and corridors was $668 thousand. The estimated fair value of these floors and corridors was a net gain of $897 thousand as of December 31, 1999. The estimated fair value of the interest rate swap contracts was $1.7 million as of December 31, 1999.

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

      Table L. summarizes the percentage change in interest income and expense by significant earning asset and interest-bearing liability categories, as well as net interest income from the forecasted net interest income expected in the flat rate scenario, described above, to the expected net interest income in the rising rate and falling rate scenarios also described above during the next 12 months, the 13 to 24 month time frame, as well as the 1 to 24 month time frame. As of December 31, 1999, based on various assumptions through the use of the Company's interest rate risk simulation model described above, any reduction in net interest income from the Company's flat-rate (given no changes in the December 31, 1999 interest rate levels) forecasted change in net interest income, would not exceed 5% from the flat rate scenario in months 1 through 12 under any of the parallel interest rate scenario used in the analysis during the 12 month horizon. This level of variability places the Company's interest rate risk profile within acceptable policy guidelines.

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

      The Company achieves its liability based liquidity objectives in a variety of ways. Net liabilities can be classified into three basic categories for the purpose of managing liability-based liquidity: core deposits, purchased liabilities and long-term or capital market funds. Core deposits consist of non-interest bearing demand deposits and retail deposits. These deposits result from relatively dependable customers and commercial banking relationships and are therefore viewed as a stable component of total required funding. Average core deposits increased from 1998 to 1999 by $345.0 million, or 11.5%. The Berkshire acquisition added significantly to the deposit balances. Core deposits represented 83.1% of total funding in 1999, 81.5% in 1998 and 81.7% in 1997. Banknorth will continue to seek funding in the most efficient and cost effective manner as is possible. Table G reflects the components of funding over the last three years.

      Among the traditional funding instruments comprising the category of purchased liabilities are time deposits $100 thousand and greater, Federal funds purchased, securities sold under agreement to repurchase, borrowings from the United States Treasury Department Treasury, Tax and Loan accounts, and short- and long-term borrowings from the FHLB. The average balance of purchased liabilities in 1999, as reflected in Table G, was $674.2 million, $7.4 million or 1.1% higher than in 1998. Purchased liabilities represented 16.8% of total net funding in 1999 as compared to 18.2% in 1998, and 17.9% in 1997.

      One of the principal components of short-term borrowings is securities sold under agreement to repurchase. These borrowings generally represent short-term uninsured customer investments, which are secured by Company securities. During 1999, the average securities sold under agreement to repurchase were $201.4 million, as compared to $164.9 million in 1998.

      Long-term funding, primarily through the FHLB, increased during 1999 by $11.4 million as short-term notes from the FHLB were replaced with longer-term more favorable rate FHLB debt.

      A secondary source of liquidity is represented by asset-based liquidity. Asset-based liquidity consists of holdings of securities available for sale and short-term money market investments that can be readily converted to cash, as well as single-family mortgage loans, which qualify for secondary market sale. Alternatively, these assets may be pledged to secure short-term borrowings.

      The Company also uses the capital markets as a source of liquidity. In May 1997, the Company established a trust to issue and sell $30.0 million in capital securities.

Off-Balance Sheet Risk

      Commitments to extend credit. Banknorth makes contractual commitments to extend credit and extends lines of credit which are subject to the Company's credit approval and monitoring procedures. At December 31, 1999 and 1998, commitments to extend credit in the form of loans, including unused lines of credit, amounted to $988.2 million and $938.4 million, respectively. In the opinion of management, there are no material commitments to extend credit that represent unusual risks.

      Letters of credit and stand-by letters of credit. Banknorth guarantees the obligations or performance of customers by issuing letters of credit and stand-by letters of credit to third parties. These letters of credit are frequently issued in support of third party debt, such as corporate debt issuances, industrial revenue bonds and municipal securities. The risk involved in issuing letters of credit and stand-by letters of credit is essentially the same as the credit risk involved in extending loan facilities to customers, and they are subject to the same credit origination, portfolio maintenance and management procedures in effect to monitor other credit and off-balance sheet products. At December 31, 1999 and 1998, outstanding letters of credit and stand-by letters of credit were approximately $78.0 million and $76.6 million, respectively.

      Counterparty risk. Banknorth enters into interest rate swap, corridor and floor agreements under which the Company and the swap, corridor or floor counterparty are obligated to exchange interest payments on notional principal amounts. For swap, corridor and floor transactions, the contract or notional amount does not represent exposure to credit loss. The Company is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the swap, corridor or floor agreement. Banknorth controls counterparty risk through credit approvals, limits and monitoring procedures.

OTHER OPERATING INCOME AND EXPENSES

      Other operating income is a significant source of revenue for Banknorth and an important factor in the Company's results of operations. Other operating income totaled $55.1 million in 1999, $13.6 million or 32.9% higher than in 1998, and $17.2 million or 45.6% higher than 1997. Included in the 1999 other income was a net gain of $2.6 million on the curtailment of the Evergreen pension plan and $1.4 million of income from bank-owned life insurance resulting from the death of a senior executive. Without these one-time items, other operating income increased $9.7 million, or 23.3%, for the year ended December 31, 1999 compared to the same period of 1998.

      Investment management income. The Stratevest Group, N.A., the Company's investment and financial management subsidiary, contributes the largest recurring portion of other operating income through fees generated from the performance of trust and investment management services. Income from trust and investment management services totaled $19.5 million in 1999, an increase of $6.6 million, or 51.5%, over 1998 and $8.2 million, or 73.3%, over 1997. The increase was primarily the result of the addition of the Berkshire branch portfolio, as well as strong sales and market conditions throughout the year. The Company's acquisition of approximately $1.0 billion in investment assets as a result of the Berkshire branches purchase in November 1998 was added to the Stratevest portfolio of managed assets. This portion of the portfolio generated approximately $3.6 million in fees in 1999. Total assets under management totaled $4.2 billion, including $2.9 billion under discretionary management, as of December 31, 1999, compared to total assets under management of $4.1 billion, including $2.7 billion under discretionary management, as December 31, 1998. Total assets under management were $2.7 billion as of December 31, 1997, including $1.5 billion under discretionary management. Continued opportunities for increases in the generation of Stratevest's income lie in increased sales in the Massachusetts, New York and New Hampshire markets. The Company is experiencing increased sales in these areas and, accordingly, management expects continued increased levels of trust and investment management income for 2000.

      Service charges on deposit accounts. Service charges on deposit accounts, $13.1 million in 1999, were $1.4 million, or 12.2% above 1998 and 21.9% higher than in 1997. The increased service charges over the past two years were primarily the result of improved charge policies implemented in late 1997 and the Berkshire branch acquisition in late 1998, which added approximately $249.5 million in average deposits during 1999. During 1997, Banknorth reviewed and enhanced its policies and practices regarding service charges and service charge waivers. Accordingly, the level of fee income increased in late 1997 and continued to improve throughout 1998 and 1999.

      Mortgage banking income. Mortgage banking income, which is comprised of loan servicing income, net loan transactions and gains on the sale of mortgage servicing rights, amounted to $4.1 million for the year ended December 31, 1999. This category of income was down $1.4 million, or 25.7%, from the year ended December 31, 1998 and down $586 thousand, or 12.6%, from the year ended December 31, 1997.

      First, loan servicing income, primarily mortgage servicing fees at BMC, was $1.9 million in 1999, $1.6 million in 1998 and $2.5 million in 1997. The gross servicing income declined each year between 1997 and 1999. Although the balance of mortgage loans serviced for unrelated third parties grew approximately 10% in each of the years, the mix of the servicing portfolio from variable to fixed rate loans changed dramatically, primarily between 1998 and 1999. The decline in gross servicing income was approximately $312 thousand in 1999 compared to 1998 as the record high refinancing activity during the low rate environment in 1998 generated a high percentage of fixed rate loans. Gross servicing fees are lower on fixed rate loans, thereby decreasing the gross servicing income earned in 1999. In addition, loan servicing income was impacted by the establishment in 1998 of a valuation reserve of $500 thousand for impairment of mortgage servicing rights. The reserve was established as a result of the high refinancing activity in 1998. As the activity returned to more normal levels in 1999, the impairment reserve was reduced by $140 thousand.

      The decline in loan servicing income from 1997 to 1998 was primarily due to the establishment of the $500 thousand impairment reserve noted above and the increase in amortization of mortgage servicing rights; no impairment reserve was necessary in 1997. The amortization of mortgage servicing rights was $1.3 million for 1998 compared to $1.0 million in 1997. This increase in amortization expense is primarily related to the growth in the capitalized mortgage servicing rights (MSRs) reflecting the continued application of new accounting rules adopted in 1996.

      The Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights," in 1996, which was superseded by SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as of January 1, 1998. These standards require that entities recognize as separate assets, the rights to service loans for others, regardless of how those servicing rights are acquired. Recognition of the MSRs results in an increased gain on sale or a decrease in the loss on sale of loans. MSRs are amortized into servicing fee income in proportion to, and over the period of, estimated net servicing income. Entities must measure the impairment of MSRs based on the difference between the carrying amount and the current estimated fair value of the MSRs.

      The second source of mortgage banking income is net loan transactions. Net loan transaction income is generated through the origination and subsequent sale of mortgage products into the secondary mortgage market. Net loan transaction income in 1999 of $2.1 million was significantly lower than the record high level in 1998 of $3.4 million, but higher than the $1.2 million in 1997. In 1998, the Company experienced record level of production throughout the year, which created strong sales activity. The sales activity throughout 1999 returned to more normal levels, but remained strong, as interest rates rose and refinancing activity slowed. The current production in 1999 is primarily new mortgage originations as the home buying market was strong and interest rates remained relatively low. As noted earlier, management expects the level of mortgage originations to be lower in 2000, compared to 1999, as interest rates continue to rise and the pipeline of mortgage loans in various stages of production is much lower as of year end 1999 compared to year end 1998.

      Thirdly, the Company generates mortgage banking income through the sale of mortgage servicing rights. A portion of the mortgage loans originated each year is generated through correspondent relationships with other institutions. Under these correspondent arrangements, the Company retains the servicing on these loans and the loans are normally sold to the secondary market. At various times, when sufficient correspondent loan servicing rights are accumulated, the correspondent servicing rights are sold and the gain recorded. There were no sales of servicing in 1999. In September 1998, the Company executed a contract to sell $86 million of the servicing rights on the correspondent mortgage portfolio resulting in a net gain of $392 thousand. In August 1997, the Company sold $130 million in correspondent mortgage loan servicing rights resulting in a net gain of $896 thousand. These sales of the correspondent portfolio will occur periodically given favorable market conditions. In total, the gains on sale of mortgage servicing rights were $386 thousand and $921 thousand in 1998 and 1997, respectively. The servicing rights were comprised primarily of residential mortgages and second home mortgages of customers outside Banknorth's normal market area.

      Card product income. Card product income represents the fees and interchange income generated by the use of Banknorth issued credit (Visa) and debit cards. This income category increased $820 thousand, to $3.0 million, in 1999 as compared to 1998 as the volume of card transactions, both credit and debit, increased given the addition of the Berkshire customers and improved consumer acceptance and usage of the debit card product.

      Card income was down in 1998 in comparison to the year ended December 31, 1997 due to the sale of the merchant processing business in late 1997. This business generated approximately $1.4 million in card product income per year. Even though this service was no longer available in 1999, card product income was down only $119 thousand from the 1997 levels due to the increased customer base and usage in 1999.

      ATM income. ATM income represents the income generated from the ATM network operated by Banknorth. ATM income amounted to $2.7 million for the year ended December 31, 1999 compared to $2.3 million and $1.4 million for the years ended December 31, 1998 and 1997, respectively. The increase in ATM income over the last year was the result of the terminal convenience fee, assessed for non-customer usage, in all states in which the Company operates and the addition of the Berkshire ATMs to the Banknorth network. The increase in ATM income between 1998 and 1997 was the results of the terminal convenience fee. In October 1997, the Company commenced charging a terminal convenience fee for ATM transactions by non-customers. This fee allows the Company to recover a portion of the expense of operating the ATM network for the benefit of its customers. This fee was assessed in all states in which the Company operates by 1999.

      Net securities transactions. Net gains or losses from securities transactions are also included in other operating income. In 1999, the Company realized $374 thousand in net securities gains as compared $519 thousand in net gains in 1998, and $266 thousand in net gains in 1997. The net gains recorded resulted from the normal management of the portfolio within Banknorth guidelines given the current market conditions.

      Bank-owned life insurance. In 1999, the Company recorded $2.7 million in BOLI income compared to $2.2 million in 1998 and $77 thousand in 1997. Banknorth purchased an additional $16.0 million of bank-owned life insurance ("BOLI") in the third quarter of 1999 to cover the Evergreen and Berkshire region employees. As of December 31, 1999, as a result of the additional purchase and the increase in the cash surrender value over the past two years, the Company's total BOLI holdings increased to $60.4 million. The BOLI program was first established in 1997 with the initial purchase of $40.0 million. The BOLI was purchased as a financing tool for employee benefits. The value of life insurance financing is the tax-preferred status of life insurance cash values and death benefits and the cash flow generated at the death of the insured. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated balance sheet that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. Securities available for sale were allowed to mature or were sold in order to provide the initial funding necessary to implement the bank-owned life insurance program. The Company benefits prospectively from the tax-free nature of income generated from the life insurance policies. In general, the yield received from the bank-owned life insurance is comparable to the yield previously received on the securities available for sale, thereby causing the Company's earnings stream to benefit from the tax characteristics of the bank-owned life insurance.

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

      Other income. Other income for 1999 exceeded 1998 levels by approximately $1.5 million, or 34.8%, and 1997 levels by $1.8 million, or 45.8%. The largest portions of this income category are from personal banking and commercial banking fees, including safe deposit box and official checks. The increase is primarily as a result of the ten additional branches acquired in the Berkshire region of Massachusetts in November 1998. Further, during 1999, the Company's retail investment product offering generated an additional $640 thousand in income compared to 1998 and 1997. In 1997, the Company introduced retail investment products, including mutual funds and fixed and variable annuities, available through NASD registered representatives located in each bank. These products gained customer acceptance and increased sales level in 1999.

Other Operating Expenses

      Other operating expenses were $145.5 million in 1999 compared to $152.7 million in 1998, and $127.9 million in 1997. The 1999 and 1998 other expenses included approximately $1.2 million and $22.0 million, respectively, in one-time merger and acquisition related expenses from the Berkshire and Evergreen acquisitions. Further, the 1999 other expenses included $937 thousand for the payment of management fees, plus interest, to our defined benefit pension plan. Excluding these one-time expenses, other operating expenses were $143.3 million in 1999, $12.6 million, or 9.6% above expense levels in 1998, and $15.4 million, or 12.1% higher than in 1997. The Company's efficiency ratio was 57.88% in 1999, down from 59.78% in 1998 and 61.65% in 1997.

      Compensation. Compensation expense increased by $2.1 million, or 4.0%, over 1998, and $4.5 million, or 9.0%, over 1997. The increase was primarily due to regular salary costs given the addition of employees from the Berkshire branch acquisition and merit increases. The additional increase from 1997 to 1998 was the result of incentive based compensation plans which are directly related to the overall performance of the Company and obtainment of individual sales and performance objectives. The corporate and sales performance were strong in both 1998 and 1999, resulting in greater incentive based compensation costs than in 1997.

      Employee benefits. Employee benefit costs remained relatively stable during the last three years, despite the increasing compensation costs. Payroll, pension and medical/dental insurance costs have increased, however, the following events have kept total benefit costs stable. As of January 1, 1999, the Company merged the Evergreen Employee Stock Ownership Plan (ESOP) into the Company's 401(k) Savings Plan. In doing so, the Company was able to utilize the remaining unallocated stock in the ESOP to fund the Company's 401(k) match during 1999. The 401(k) matching expense amounted to $836 thousand in 1999, compared to $2.1 million and $1.7 million in 1998 and 1997, respectively. The expense related to the 401(k) plan will return to the 1998 level in 2000. Additionally, in 1997, the establishment of a supplemental retirement benefit plan for certain executives and directors resulted in higher costs in that year.

      Net occupancy expense. Net occupancy expense during 1999 was $12.0 million, an increase of $2.2 million, or 22.6% from 1998. Expenses in 1997 were $10.3 million. As noted earlier, in the Berkshire acquisition, the Company acquired ten additional banking offices and their corresponding occupancy costs.

      Equipment and software. Equipment and software expense was $10.3 million, $9.4 million and $9.4 million in 1999, 1998 and 1997, respectively. Banknorth continuously invests in upgraded technology in order to offer enhanced products and services or to create operating efficiencies. The increase from 1998 to 1999 was also due to a full year of expense for the Berkshire branches.

      Data processing fees. Data processing fees include payments to Banknorth's vendors of mainframe systems and site management, credit card processing, ATM transaction processing and shareholder accounting services. Data processing fees totaled $6.8 million in 1999, $6.9 million in 1998 and $7.2 million in 1997. The decline in this expense is primarily due to the reduction in core application processing costs as a result of the merger with Evergreen. In 1998 and 1997, data processing costs included two mainframe site management contracts. One contract was terminated upon the merger with Evergreen, thereby reducing the overall data processing costs. Further, the reduction in data processing fees between 1997 and 1998 was the result of the termination of the merchant processing contract after the sale of that business line.

      Other real estate owned. Expenses relating to other real estate owned and repossessed assets decreased in 1999 by $574 thousand, to $494 thousand as compared to 1998. These expenses were $1.1 million in 1998 and $1.4 million in 1997. Included in this expense category in 1999 are adjustments of other real estate to estimated fair value in the amount of $48 thousand and net gains on the sale of other real estate owned and repossessed assets in the amount of $228 thousand. Fair value adjustments in 1998 and 1997 were $445 thousand and $438 thousand, respectively, while net gains on sale in those years were $288 thousand and $223 thousand, respectively. Net expenses for the maintenance, real estate taxes and property insurance relating to these properties amounted to $674 thousand, $911 thousand, and $1.2 million in 1999, 1998 and 1997, respectively. Management anticipates other real estate owned and repossession expenses to increase in 2000 in comparison to the 1999 level as the 1999 level was low due to the relatively strong economic environment.

      Printing and supplies. Printing and supplies expense remained stable from 1998 to 1999 and decreased slightly from the 1997 level. In 1998, the Company increased its cost control measures and outsourced the purchasing function which allows for inventory levels to be kept low.

      Advertising and Marketing. Advertising and marketing expenses were $4.7 million in 1999, $846 thousand, or 21.9% higher than in 1998 and $1.2 million or 37.6% higher than in 1997. In 1998, Banknorth introduced a market branding campaign and increased its marketing efforts in target markets. This campaign was continued and increased in 1999 as the markets of the Company increased with the Berkshire and Evergreen acquisitions.

      Communication. Communications expenses totaled $3.8 million in 1999, $3.0 million in 1998 and $2.9 million in 1997. The increase in communication expenses was primarily due to the expansion of the voice/data communication network to accommodate the Berkshire and Evergreen transactions.

      Amortization of goodwill. Amortization of goodwill was $8.9 million in 1999 as compared to $5.7 million in 1998 and $5.3 million in 1997. The increased goodwill amortization is the result of the Berkshire acquisition which generated an additional $54.5 million in goodwill or $3.6 million in amortization per year as this goodwill will be amortized over 15 years. The 2000 goodwill amortization expense is expected to remain at the $8.9 million level.

      Capital securities. The capital securities issued in May 1997, which created additional Tier I capital, gave rise to expense of $3.2 million in 1999 and 1998. As mentioned previously, incremental investment purchases were made in an effort to offset the cost of the capital securities through increased net interest income. Funding for the investments was primarily in the form of borrowings from the FHLB.

      Merger and acquisition related expenses. The expenses incurred in the merger with Evergreen and the acquisition of the Berkshire branches amounted to approximately $1.2 million, or $788 thousand after-tax, in 1999 and $22.0 million, or $16.3 million after-tax, in 1998. The 1999 expenses were primarily for the core systems conversion and the investment management business conversion. The 1998 one-time expenses were primarily investment banking fees, legal and professional services, employment-related costs, data processing conversion and termination fees and checking reissuance costs.

      Other expenses. Other expenses totaled $17.0 million in 1999, up $4.1 million, or 31.5%, from the 1998 level. The majority of the increase was the result of operating a larger institution with the inclusion of the Berkshire branches and other internal growth. Operating expenses, including postage, delivery, contributions, filing fees, franchise fees, and ATM network charges, were all up in 1999.

      In the fourth quarter of 1999, the Company recorded a $937 thousand expense for the payment of management fees, plus interest, to our defined benefit pension plan. These management fees had been paid by the plan in prior years to Stratavest or predecessor trust company for services rendered to the plan. Management, as well as legal counsel, believes that these fees were legal, proper and reasonable for necessary fund management services provided. The Department of Labor, during its review, contested these fees. Rather than incur additional legal fees to argue the point, a payment of the fees has been made. The plan is over funded and the effect of the payment will be to reduce future pension expenses.

      Further, the Company increased its investment in low-income housing partnerships during 1999. The increased investment benefits the communities in which the Company operates and provides favorable tax benefits. These investments, however, are written down as the projects are completed and age. The writedowns of these investments resulted in an additional $500 thousand in expense in 1999 in comparison to 1998.

      Other expenses declined between 1997 and 1998 primarily due to expenses for directors' costs, insurance and postage. The directors' costs declined due the change in the deferred compensation plan for directors.
Prior to July 1, 1997, the directors' deferred compensation plan was a cash based plan tied in part to the performance of Banknorth stock and, therefore, its expense was affected by the change in the stock price of Banknorth. This resulted in $364 thousand more in directors' expense in 1997 compared to 1998. The plan was amended as of July 1, 1997 such that the ultimate distribution of the equity based portion of the director deferred compensation will be made in Banknorth common stock based on the stock price at the time the fees are earned.

SUBSIDIARY BANK MERGER

      On May 24, 1999, the Company merged one of its subsidiary banks, Woodstock National Bank, into another subsidiary bank, First Vermont Bank, with Woodstock National Bank's three offices becoming branch offices of First Vermont Bank. The conversion costs totaled approximately $400 thousand.

YEAR 2000 COMPLIANCE

      In order to protect the integrity of the banking system, the Federal Reserve Board and other federal banking regulatory agencies (collectively known as the "Federal Financial Institutions Examination Council,"or "FFIEC") issued guidelines to financial institutions for addressing the Year 2000 problem and set milestones that financial institutions were expected to meet in becoming Year 2000 compliant and testing to assure compliance. All FFIEC guidelines were met by the Company, and all of Banknorth's mission critical systems were successfully operating as of January 1, 2000. However, other Year 2000 computer problems may still arise during the year.

      The economic cost of the Year 2000 Project included not just direct incremental amounts expended by Banknorth for repairing, upgrading or replacing hardware, software and facilities, but also the use of internal resources devoted to the Year 2000 Project that would otherwise have been devoted to other business opportunities. It is difficult to quantify the economic cost of internal resources of the Project. However, Banknorth estimated that over the life of this Project, between 1996 and 2000, it utilized or will utilize approximately $6.0 million to $6.5 million of internal resources on this effort. These are internal resources that would have been utilized for other business opportunities and do not necessarily represent additional operating expenditures or costs. As of December 31, 1999, approximately $6.3 million of these amounts had been expended. The remaining amount of $200 thousand is designated for any additional remediation work which might be needed during the Year 2000. Further, Banknorth's direct incremental expenditures for the Year 2000 Project were approximately $1.7 million over this five-year period. Although this amount includes hardware and equipment expenditures, which would have been made even absent the Year 2000 problem as part of normal operations, such expenditures are included as Year 2000 direct expenses since the timing of these purchases and upgrades was accelerated due to the Year 2000 Project. Previous estimates by the Company indicated that the direct incremental expenditures would be $3.7 million over this five-year period. However, the purchase and installation of a new branch platform, included in our original estimate, is no longer required due to the pending merger with PHFG.

      As noted earlier, the Company has satisfied the FFIEC guidelines described above and completed its Year 2000 compliance program. The Company does not presently foresee any additional costs (other than the internal costs to monitor the issue) or issues with its Year 2000 compliance, however, no reassurance can be given on future unforeseen events.

INCOME TAXES

      In 1999, Banknorth recognized income tax expense of $23.6 million, as compared to $14.5 million in 1998 and $20.2 million in 1997. The tax expense on the Company's income was lower than tax expense at the statutory rate of 35%, due primarily to tax-exempt income, including loans, securities and BOLI, as well as tax credits received on low-income housing projects.

REGULATORY ENVIRONMENT

      The banking industry in general is subject to various monetary and fiscal policies and regulations, which include those determined by the Federal Reserve Board, the Office of the Comptroller of the Currency, Federal Deposit Insurance Corporation, state regulators and the Office of Thrift Supervision, which policies and regulations could affect the Company's results. Other factors that may cause actual results to differ from the forward-looking statements include competition with other local, regional and international banks, savings and loan associations, credit unions and other non-bank financial institution, such as investment banking firms, investment advisory firms and brokerage firms, mutual funds and insurance companies, as well as other entities which offer financial services, located both within and without the United States; interest rate, market and monetary fluctuations; inflation; general economic conditions and economic conditions in the geographic regions and industries in which the Company operates; introduction and acceptance of new banking-related products, services and enhancements; fee pricing strategies, mergers and acquisitions and their integration into the Company, and management's ability to manage these and other risks.

CAPITAL RESOURCES

      Consistent with its long-term goal of operating a sound and profitable financial organization, Banknorth strives to maintain a "well-capitalized"company according to regulatory standards. Historically most of the Company's capital requirements have been provided through retained earnings, as indicated in Table L, Rate of Internal Capital Generation.

      In October 1997, Banknorth announced a stock buyback plan. The Company planned to buy back up to 5%, or 782,665 shares of its outstanding common stock. As part of the merger with Evergreen, however, the stock buyback program was rescinded in July 1998. As of December 31, 1999, the Company held 100,661 treasury shares, all of which were purchased under the October 1997 stock buyback plan.

      The Company (including, prior to 1989, its corporate predecessors) has historically paid regular quarterly cash dividends on its common stock. This pattern was temporarily interrupted during 1991 and 1992 when the board of directors of the Company suspended payment of the regular cash dividend to better preserve the Company's capital in the face of increasing levels of non-performing loans requiring higher provisions for loan losses. As the Company's performance recovered, payment of regular quarterly cash dividends was resumed during the first quarter of 1993 at a level of $.05 per share. The quarterly dividend was increased in 1994 to a level of $.075 per share, to $.115 per share in 1995, to $.125 per share in 1996, $.145 per share in 1997, $.16 per share in 1998, $.18 per share in 1999 and most recently to $.20 per share in 2000. The Board makes decisions regarding payment of dividends based upon the Com-pany's earnings outlook and other relevant factors.

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

      The Company's principal source of funds to pay cash dividends and the cost of capital securities and to service long-term debt requirements is dividends from its subsidiary banks. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. During 1998, as part of its plan to adequately capitalize FMB for regulatory purposes after the Berkshire acquisition and to allow Stratevest to purchase the private banking relationships assoicated with the Berkshire branches, the Company re-deployed accumulated capital of certain of its subsidiary banks through the payment of a special dividend. Because the special dividend exceeded applicable regulatory limitations, the subsidiary banks obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend.

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

      At December 31, 1999, 1998 and 1997, the Company was well-capitalized according to the regulatory definitions. Table M, Capital Ratios, reveals the components of capital and the changes from 1997 through 1999.

TABLE A.  Mix of Average Earning Assets


                                                              Year Ended                         % of        Percentage of
                                                              December 31,                       Total    Total Earning Assets
                                                        ----------------------------------------------------------------------
(Dollars in thousands)                                     1999          1998        Change      Change      1999      1998
                                                        ----------------------------------------------------------------------

Loans, net of unearned income and unamortized
 loan fees and costs:
  Commercial, financial and agricultural                $  581,834    $  591,601    $ (9,767)     (3.6)%     14.2%     15.5%
  Construction and land development                         65,171        39,519      25,652       9.5        1.6       1.0
  Commercial real estate                                   777,717       584,610     193,107      71.7       19.0      15.3
  Residential real estate                                1,024,303     1,059,073     (34,770)    (12.9)      25.0      27.7
  Credit card receivables                                   31,653        28,859       2,794       1.0        0.8       0.8
  Lease receivables                                         79,556        76,132       3,424       1.3        1.9       2.0
  Other installment                                        333,576       304,375      29,201      10.8        8.2       8.0
                                                        -------------------------------------------------------------------

      Total loans, net of unearned income and
       unamortized loan fees and costs                   2,893,810     2,684,169     209,641      77.8       70.7      70.3

Securities available for sale:
  U.S. Treasuries and Agencies                             167,703       236,840     (69,137)    (25.7)       4.1       6.2
  States and political subdivisions                         40,459         7,094      33,365      12.4        1.0       0.2
  Mortgage-backed securities                               693,986       526,417     167,569      62.2       17.0      13.8
  Corporate debt securities                                194,462       214,149     (19,687)     (7.3)       4.8       5.6
  Equities and other securities                             49,139        45,305       3,834       1.4        1.2       1.2
  Net unrealized gain (loss)                               (10,873)        8,272     (19,145)     (7.1)      (0.3)      0.2
                                                        -------------------------------------------------------------------

      Total securities available for sale, at fair
       value                                             1,134,876     1,038,077      96,799      35.9       27.8      27.2

Investment securities held to maturity:
  U.S. Treasuries and Agencies                               3,070        12,628      (9,558)     (3.5)       0.1       0.3
  States and political subdivisions                         10,393        12,573      (2,180)     (0.8)       0.3       0.3
  Mortgage-backed securities                                 4,651        10,805      (6,154)     (2.3)       0.1       0.3
  Corporate debt securities                                     10            10           -         -          -         -
                                                        -------------------------------------------------------------------

      Total investment securities held to maturity,
       at amortized cost                                    18,124        36,016     (17,892)     (6.6)       0.5       0.9

Loans held for sale                                         26,360        35,708      (9,348)     (3.5)       0.6       0.9

Money market investments                                    16,339        26,027      (9,688)     (3.6)       0.4       0.7
                                                        -------------------------------------------------------------------

Total earning assets                                    $4,089,509    $3,819,997    $269,512     100.0%     100.0%    100.0%
                                                        ===================================================================


TABLE B.  Loan Portfolio

                                                                      At December 31,
                         --------------------------------------------------------------------------------------------------------
                                 1999                 1998                 1997                 1996                1995
                         --------------------------------------------------------------------------------------------------------
 (Dollars in thousands)     Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                         --------------------------------------------------------------------------------------------------------

Commercial, financial,
 and agricultural        $  632,830   21.0%   $  690,170   24.3%   $  566,300   21.4%   $  525,685   21.0%   $  459,250   23.6%

Real Estate:
  Construction and land
  development                81,431    2.7        45,704    1.6        37,778    1.4        31,629    1.3        22,579    1.2
  Commercial                819,123   27.2       615,503   21.7       563,566   21.3       531,364   21.2       398,586   20.5
  Residential             1,020,498   33.9     1,041,667   36.7     1,082,235   41.0     1,018,964   40.6       723,483   37.1
                         -----------------------------------------------------------------------------------------------------

      Total real estate   1,921,052   63.8     1,702,874   60.0     1,683,579   63.7     1,581,957   63.1     1,144,648   58.8
                         -----------------------------------------------------------------------------------------------------

Credit card receivables      32,653    1.1        33,205    1.2        25,669    1.0        24,563    1.0        26,867    1.4
Lease receivables            78,371    2.6        79,001    2.8        76,302    2.9        70,396    2.8        47,055    2.4
Other installment           345,091   11.5       331,856   11.7       290,244   11.0       303,166   12.1       268,011   13.8
                         -----------------------------------------------------------------------------------------------------

      Total installment     456,115   15.2       444,062   15.7       392,215   14.9       398,125   15.9       341,933   17.6
                         -----------------------------------------------------------------------------------------------------

Total loans               3,009,997  100.0     2,837,106  100.0     2,642,094  100.0     2,505,767  100.0     1,945,831  100.0

Less: Allowance for loan
 losses                      47,177    1.6        44,537    1.6        38,551    1.5        35,913    1.4        34,210    1.8
                         -----------------------------------------------------------------------------------------------------

Net loans                $2,962,820   98.4%   $2,792,569   98.4%   $2,603,543   98.5%   $2,469,854   98.6%   $1,911,621   98.2%
                         =====================================================================================================

TABLE C.  Maturities and Sensitivities of Loans to Changes in Interest Rates

                                                     At December 31, 1999, Maturing:
                                           --------------------------------------------------

                                                       After 1 year
                                           In 1 year    but within       After
(In thousands)                              or less       5 years       5 years        Total

Commercial, financial and agricultural     $206,805      $229,562      $196,463      $632,830
Construction and land development            42,970        38,461             -        81,431
                                           --------------------------------------------------
      Total                                $249,775      $268,023      $196,463      $714,261
                                           ==================================================

Predetermined interest rates               $122,039      $143,921      $ 99,664      $365,624
Floating interest rates                     127,736       124,102        96,799       348,637
                                           --------------------------------------------------
      Total                                $249,775      $268,023      $196,463      $714,261
                                           ==================================================

TABLE D.  Securities Available for Sale and Investment Securities Held to
          Maturity

                                                                         At December 31,
                                                             --------------------------------------
(Dollars in thousands)                                          1999          1998          1997
                                                             --------------------------------------

Securities available for sale:
U.S. Treasuries and Agencies                                 $  174,777    $  165,683    $  239,524
States and political subdivisions                                48,619         7,806         5,251
Mortgage-backed securities                                      710,066       711,540       464,405
Corporate debt securities                                       203,395       188,154       200,710
Equities and other securities                                    49,675        48,791        43,400
Net unrealized gain (loss)                                      (31,510)        5,891         5,263
                                                             --------------------------------------

Fair value of securities available for sale                  $1,155,022    $1,127,865    $  958,553
                                                             ======================================

Investment securities held to maturity:
U.S. Treasuries and Agencies                                 $    2,797    $    3,582    $   29,385
States and political subdivisions                                 9,223        11,443        13,555
Mortgage-backed securities                                        3,789         5,510        15,676
Corporate debt securities                                            10            10            10
                                                             --------------------------------------

Amortized cost of investment securities held to maturity     $   15,819    $   20,545    $   58,626
                                                             ======================================

Fair value of investment securities held to maturity         $   15,880    $   21,606    $   59,832
                                                             ======================================

Excess of fair value over recorded value                     $       61    $    1,061    $    1,206

Fair value as a % of amortized cost                               100.4%        105.2%        102.1%

Note: There were no holdings of any single issuer that, when taken in aggregate, exceeded 10% of shareholders' equity at December 31, 1999.

TABLE E.  Investment Portfolio Maturity Distribution and Yields

                                                     As of December 31, 1999
                                           --------------------------------------------
                                           Securities Available   Investment Securities
                                                 For Sale            Held to Maturity
                                           --------------------------------------------
(Dollars in thousands)                      Amount   Yield(FTE)    Amount   Yield(FTE)
                                           --------------------------------------------

U.S. Treasuries and Agencies:
  Within 1 year                           $   20,233    6.82%       $   795    5.45%
  1 to 5 years                                78,994    5.16              -       -
  6 to 10 years                               75,550    6.80              -       -
  Over 10 years                                    -       -          2,002    8.06
                                          -----------------------------------------
                                          $  174,777    6.06%       $ 2,797    7.32%
                                          =========================================

States and political subdivisions:
  Within 1 year                           $    1,263    7.23%       $ 1,201    8.53%
  1 to 5 years                                11,100    6.34          4,701    9.21
  6 to 10 years                               36,256    5.42          2,750    8.66
  Over 10 years                                    -       -            571    8.73
                                          -----------------------------------------
                                          $   48,619    5.67%       $ 9,223    8.93%
                                          =========================================

Mortgage-backed securities:
  Within 1 year                           $        -       -%       $ 2,415    5.85%
  1 to 5 years                                28,076    6.92          1,328    6.00
  6 to 10 years                              116,798    6.83             46    8.50
  Over 10 years                              565,192    6.79              -       -
                                          -----------------------------------------
                                          $  710,066    6.80%       $ 3,789    5.94%
                                          =========================================

Corporate debt securities:
  Within 1 year                           $    4,118    6.46%       $     -       -%
  1 to 5 years                                49,375    6.41              -       -
  6 to 10 years                               31,470    6.60             10    7.00
  Over 10 years                              118,432    6.90              -       -
                                          -----------------------------------------
                                          $  203,395    6.73%       $    10    7.00
                                          =========================================

Equities and other securities:
  No fixed maturity                       $   49,675    4.10%       $     -       -%

Total securities:
  Within 1 year                           $   25,614    6.78%       $ 4,411    6.51%
  1 to 5 years                               167,545    5.90          6,029    8.50
  6 to 10 years                              260,074    6.60          2,806    8.65
  Over 10 years                              683,624    6.81          2,573    8.21
  No fixed maturity                           49,675    4.10              -       -
  Valuation reserve                          (31,510)      -              -       -
                                          -----------------------------------------
                                          $1,155,022    6.70%       $15,819    7.93%
                                          =========================================

Note: Actual maturities may differ from contractural maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

TABLE F.  Average Balances, Yields, and Net Interest Margins


                                              1999                             1998                              1997
                               --------------------------------------------------------------------------------------------------
                                            Interest   Average               Interest   Average                Interest   Average
                                 Average     Income/   Yield/    Average      Income/   Yield/     Average      Income/   Yield/
(Dollars in thousands)           Balance     Expense   Rate      Balance      Expense    Rate      Balance      Expense    Rate
                               --------------------------------------------------------------------------------------------------

Earning assets:
  Money market investments     $   16,339   $    779    4.77%   $   26,027   $  1,438    5.53%   $   30,132   $  1,680    5.58%
  Securities available for
   sale, at fair value
    (1 and 2)                   1,134,876     71,281    6.22     1,038,077     65,898    6.40       859,674     55,292    6.42
  Loans held for sale              26,360      2,087    7.92        35,708      2,565    7.18        16,481      1,281    7.77
  Investment securities held
   to maturity (2)                 18,124      1,454    8.02        36,016      2,832    7.86        61,508      4,735    7.70
  Loans, net of unearned
   income and  unamortized
    loan fees and costs
     (2 and 3)                  2,893,810    246,908    8.53     2,684,169    237,530    8.85     2,578,746    232,921    9.03
                               -----------------------------------------------------------------------------------------------

      Total earning assets      4,089,509    322,509    7.87     3,819,997    310,263    8.14     3,546,541    295,919    8.34

Cash and due from banks           132,024                          105,642                          101,023
Allowance for loan losses         (46,538)                         (41,144)                         (37,282)
Other assets                      247,265                          178,124                          132,887
                               ----------------------------------------------------------------------------

      Total assets             $4,422,260                       $4,062,619                       $3,743,169
                               ============================================================================

Interest-bearing liabilities:
  NOW accounts & money
   market savings              $1,461,822     48,042    3.29    $1,241,029     44,676    3.60    $1,028,987     35,323    3.43
  Regular savings                 343,639      8,168    2.38       309,341      7,968    2.58       334,796      8,805    2.63
  Time deposits $100
   thousand and greater           259,810     13,641    5.25       222,277     12,375    5.57       184,273     10,249    5.56
  Time deposits under $100
   thousand                     1,018,364     51,480    5.06     1,012,054     55,462    5.48     1,014,224     55,066    5.43
                               -----------------------------------------------------------------------------------------------

      Total interest-bearing
       deposits                 3,083,635    121,331    3.93     2,784,701    120,481    4.33     2,562,280    109,443    4.27
Short-term borrowed funds         348,538     15,819    4.54       390,641     20,138    5.16       389,586     20,827    5.35
Long-term debt                     72,130      4,452    6.17        63,776      4,039    6.33        47,139      3,065    6.50
                               -----------------------------------------------------------------------------------------------

      Total interest-bearing
       liabilities              3,504,303    141,602    4.04     3,239,118    144,658    4.47     2,999,005    133,335    4.45
                               -----------------------------------------------------------------------------------------------

Non-interest bearing deposits     512,856                          429,272                          385,540
Other liabilities                  46,314                           41,108                           35,130
Capital securities                 30,000                           30,000                           20,137
Shareholders' equity              328,787                          323,121                          303,357
                               -----------------------------------------------------------------------------------------------
Total liabilities, capital
 securities and shareholders'
  equity                       $4,422,260                       $4,062,619                       $3,743,169
                               ============================================================================
Net interest income                         $180,907                        $165,605                          $162,584
                                            ==========================================================================

Interest rate differential                              3.83%                            3.67%                            3.89%
                                                        ======================================================================

Net interest margin                                     4.41%                            4.34%                            4.58%
                                                        ======================================================================

Notes:
<F1>  For the purpose of these computations, the average yield is based on amortized cost.
<F2>  Tax exempt income has been adjusted to a tax equivalent basis by tax effecting such interest at the Federal (35%) rate.
<F3>  Includes principal balances of non-accrual loans and industrial revenue bonds.

TABLE G.  Average Sources of Funding

                                                                                               Percentage of
                                       Years Ended December 31,            Change            Total net funding
                                       -------------------------------------------------------------------------
(Dollars in thousands)                    1999          1998         Amount      Percent    1999    1998    1997
                                       -------------------------------------------------------------------------

Non-interest bearing deposits          $  512,856    $  429,272    $   83,584     19.5%     12.8%   11.7%   11.4%
Retail deposits:
  Regular savings                         343,639       309,341        34,298     11.1       8.6     8.4     9.9
  Time deposits under $100
   thousand                             1,018,364     1,012,054         6,310      0.6      25.3    27.6    30.0
  NOW accounts & money
   market savings                       1,461,822     1,241,029       220,793     17.8      36.4    33.8    30.4
                                       --------------------------------------             ----------------------

      Total retail deposits             2,823,825     2,562,424       261,401     10.2      70.3    69.8    70.3
                                       --------------------------------------             ----------------------

      Total core deposits               3,336,681     2,991,696       344,985     11.5      83.1    81.5    81.7

Time deposits $100 thousand and
 greater                                  259,810       222,277        37,533     16.9       6.5     6.1     5.4
Federal funds purchased                    14,486         9,292         5,194     55.9       0.4     0.3     0.2
Securities sold under agreements
 to repurchase                            201,400       164,880        36,520     22.1       5.0     4.5     4.2
Borrowings from U.S. Treasury              15,186        14,987           199      1.3       0.4     0.4     0.4
Short-term notes from FHLB                117,466       201,482       (84,016)   (41.7)      2.9     5.4     6.7
Long-term notes from FHLB                  65,849        53,900        11,949     22.2       1.6     1.5     1.0
                                       --------------------------------------             ----------------------

      Total purchased liabilities         674,197       666,818         7,379      1.1      16.8    18.2    17.9

Bank term loan                              6,281         9,876        (3,595)   (36.4)      0.1     0.3     0.4
                                       --------------------------------------             ----------------------

      Total net funding                $4,017,159    $3,668,390    $  348,769      9.5%    100%    100%    100%
                                       =========================================================================

TABLE H.  Volume and Yield Analysis

                                             1999 vs. 1998                                    1998 vs. 1997
                             -----------------------------------------------------------------------------------------------
                                                      Due to                                            Due to
(In thousands)                 1999      1998     Change   Volume    Rate        1998      1997     Change    Volume     Rate
                             -----------------------------------------------------------------------------------------------
Interest income (FTE):
  Money market investments   $    779  $  1,438  $  (659)  $ (461)  $   (198)  $  1,438  $  1,680  $  (242)  $  (227)  $   (15)
  Securities available for
   sale, at fair value         71,281    65,898    5,383     7,237    (1,854)    65,898    55,292   10,606    10,778      (172)
  Loans held for sale           2,087     2,565     (478)     (742)      264      2,565     1,281    1,284     1,381       (97)
  Investment securities
   held to maturity             1,454     2,832   (1,378)   (1,436)       58      2,832     4,735   (1,903)   (2,001)       98
  Loans                       246,908   237,530    9,378    17,967    (8,589)   237,530   232,931    4,599     9,241    (4,642)
                             ---------------------------                       ---------------------------
      Total interest income   322,509   310,263   12,246    22,671   (10,425)   310,263   295,919   14,344    21,440    (7,096)
                             ---------------------------                       ---------------------------

Interest expense:
  NOW accounts & money
   market savings               48,042    44,676    3,366     7,213    (3,847)    44,676    35,323    9,353     7,604     1,749
  Regular savings                8,168     7,968      200       819      (619)     7,968     8,805     (837)     (670)     (167)
  Time deposits $100
   thousand and greater         13,641    12,375    1,266     1,977      (711)    12,375    10,249    2,126     2,108        18
  Time deposits under
   $100 thousand                51,480    55,462   (3,982)      269    (4,251)    55,462    55,066      396      (111)      507
  Short-term borrowed funds     15,819    20,138   (4,319)   (1,897)   (2,422)    20,138    20,827     (689)       51      (740)
  Long-term debt                 4,452     4,039      413       515      (102)     4,039     3,065      974     1,054       (80)
                              ---------------------------                       ---------------------------

      Total interest expense   141,602   144,658   (3,056)   10,872   (13,928)   144,658   133,335   11,323    10,723       600
                              -------------------------------------------------------------------------------------------------
Net interest income (FTE)     $180,907  $165,605  $15,302   $11,799  $  3,503   $165,605  $162,584  $ 3,021   $10,717   $(7,696)
                              =================================================================================================

Increases and decreases in interest income and interest expense due to both rate and volume have been allocated to volume on a consistent basis.

TABLE I.  Non-Performing Assets

                                                                         As of December 31,
                                                    ----------------------------------------------------------
(Dollars in thousands)                                1999         1998         1997         1996         1995
                                                    ----------------------------------------------------------

Loans on a non-accrual basis:
  Commercial, financial and agricultural            $ 2,083      $ 3,816      $ 6,636      $ 6,646      $ 4,839
  Real estate:
    Construction and land development                     -           19            -           39          103
    Commercial                                        3,055        2,518        2,645        4,443        3,993
    Residential                                       7,073        6,153        8,719        9,470        7,959
  Other installment                                       -           23          176          187           46
                                                    -----------------------------------------------------------

      Total non-accrual                              12,211       12,529       18,176       20,785       16,940

Restructured loans:
  Real estate:
    Commercial                                            -        5,940            -          849          426
    Residential                                          28           32           36           39           85
  Other installment                                       -            5            6           10           55
                                                    -----------------------------------------------------------

      Total restructured                                 28        5,977           42          898          566

Past-due 90 days or more and still accruing:
  Commercial, financial and agricultural                143        1,216          494          214          474
  Real estate:
    Commercial                                          146           62          125            -           64
    Residential                                          93           36          721        1,034          887
  Credit card receivables                               241          177          119          111          105
  Lease receivables                                     279          185          151           48           28
  Other installment                                     745          812          652        1,217          819
                                                    -----------------------------------------------------------

      Total past-due 90 days or more and
       still accruing                                 1,647        2,488        2,262        2,624        2,377
                                                    -----------------------------------------------------------

Total non-performing loans                           13,886       20,994       20,480       24,307       19,883
                                                    -----------------------------------------------------------

Other real estate owned                                 512        3,324        2,141        2,397        4,953
Non-real estate and repossessed assets                   85           11          654          218           76
                                                    -----------------------------------------------------------

Total foreclosed and repossessed assets (F/RA)          597        3,335        2,795        2,615        5,029
                                                    -----------------------------------------------------------

Total non-performing assets                         $14,483      $24,329      $23,275      $26,922      $24,912
                                                    ===========================================================

Allowance for loan losses                           $47,177      $44,537      $38,551      $35,913      $34,210
ALL coverage of non-performing loans                 339.74%      212.14%      188.24%      147.75%      172.06%
Non-performing assets as a % of (loans & F/RA)         0.48         0.86         0.88         1.07         1.28
Non-performing assets to total assets                  0.32         0.55         0.59         0.76         0.90

Note: Installment loans are generally charged off at 120 days past due.

TABLE J.  Summary of Loan Loss Experience

                                                              Years Ended December 31,
                                      -------------------------------------------------------------------------
(Dollars in thousands)                  1999            1998            1997            1996            1995
                                      -------------------------------------------------------------------------

Loans outstanding-end of year        $3,009,997      $2,837,106      $2,642,094      $2,505,767      $1,945,831
Average loans outstanding             2,893,810       2,684,169       2,578,746       2,362,251       1,910,737
Allowance for loan losses at
 Beginning of year                       44,537          38,551          35,913          34,210          40,189
Allowance related to
 acquisitions                                 -           2,200               -           1,650               -
Loans charged off:
  Commercial, financial and
   agricultural                            (972)         (2,318)         (1,803)         (1,654)         (9,852)
  Real estate:
    Construction and land
     development                           (160)              -               -             (73)           (357)
    Commercial                           (2,711)           (209)           (669)         (2,122)         (2,287)
    Residential                            (859)         (1,916)         (2,238)         (1,961)         (2,060)
                                     --------------------------------------------------------------------------
      Total real estate                  (3,730)         (2,125)         (2,907)         (4,156)         (4,704)
  Credit card receivables                (1,112)           (878)           (691)           (788)           (576)
  Lease receivables                      (1,377)         (1,646)         (1,510)           (867)           (410)
  Other installment                      (4,934)         (4,763)         (5,453)         (4,575)         (3,157)
                                     --------------------------------------------------------------------------
      Total installment                  (7,423)         (7,287)         (7,654)         (6,230)         (4,143)
                                     --------------------------------------------------------------------------
Total loans charged off                 (12,125)        (11,730)        (12,364)        (12,040)        (18,699)
Recoveries on loans:
  Commercial, financial and
   agricultural                             692           1,673           1,325           1,008           2,478
  Real estate:
    Construction and land
     development                             11              15              87              60             540
    Commercial                              494             542             638           1,039           1,430
    Residential                             386             829             636             681             318
                                     --------------------------------------------------------------------------
      Total real estate                     891           1,386           1,361           1,780           2,288
Credit card receivables                     167             111             125             144             162
Lease receivables                           906           1,190             970             695             277
Other installment                         2,634           1,811           1,849           1,426           1,340
                                     --------------------------------------------------------------------------
      Total installment                   3,707           3,112           2,944           2,265           1,779
                                     --------------------------------------------------------------------------
      Total recoveries on loans           5,290           6,171           5,630           5,053           6,545
                                     --------------------------------------------------------------------------
      Loans charged off, net
       of recoveries                     (6,835)         (5,559)         (6,734)         (6,987)        (12,154)
                                     --------------------------------------------------------------------------
Provision for loan losses                 9,475           9,345           9,372           7,040           6,175
                                     --------------------------------------------------------------------------
Allowance for loan losses at
 end of year                            $47,177      $   44,537      $   38,551      $   35,913      $   34,210
                                     ==========================================================================
Loans charged off, net, as a
 % of average total loans                  0.24%           0.21%           0.26%           0.30%           0.64%
Provision for loan losses as
 a % of average total loans                0.33            0.35            0.36            0.30            0.32
Allowance for loan losses as
 a % of of year-end total loans            1.57            1.57            1.46            1.43            1.76

Table K.  Components of the Allowance for Loan Losses

                                          1999               1998               1997               1996               1995
                                   -------------------------------------------------------------------------------------------
                                             % of               % of               % of               % of               % of
(Dollars in thousands)              Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
                                   -------------------------------------------------------------------------------------------

Commercial and commercial
 real estate                       $31,487    2.1%    $28,491    2.1%    $23,636    2.0%    $23,455    2.2%    $22,426    2.5%
Residential real estate              7,338    0.7%      7,413    0.7%      6,984    0.6%      6,868    0.7%      6,859    0.9%
Installment                          8,352    1.8%      8,633    1.9%      7,931    2.0%      5,590    1.4%      4,925    1.4%
                                   -------------------------------------------------------------------------------------------
      Total allowance for loan
       losses                      $47,177    1.6%    $44,537    1.6%    $38,551    1.5%    $35,913    1.4%    $34,210    1.8%
                                   ===========================================================================================

Table L.  Interest Rate Risk

                                                Percentage change in Net Interest Income from Flat Rate Scenario
                                         -------------------------------------------------------------------------------
                                                  Year 1                     Year 2                 Total 24 Months
                                         -------------------------------------------------------------------------------
                                         Rising Rate  Falling Rate  Rising Rate  Falling Rate  Rising Rate  Falling Rate
                                          Scenario      Scenario     Scenario      Scenario     Scenario      Scenario
                                         -------------------------------------------------------------------------------

Investment securities held to maturity,
 securities available for sale,
 and money market investments               1.68%        -2.03%        7.59%        -7.15%        4.69%        -4.63%
      Total loans *                         3.97%        -3.94%       11.82%       -12.04%        7.92%        -8.02%

      Total interest income                 3.42%        -3.48%       10.43%       -11.17%        6.96%        -7.37%

Interest-bearing transaction accounts      17.22%       -11.78%       36.00%       -23.74%       26.61%       -17.76%

Time deposits                               5.96%        -5.49%       26.32%       -19.05%       16.16%       -12.28%

      Total interest-bearing deposits      11.26%        -8.45%       30.87%       -21.25%       21.07%       -14.86%

Short-term borrowed funds                  16.66%       -16.59%       38.72%       -38.17%       27.58%       -27.27%
Long-term debt                              1.39%        -1.43%       12.36%       -12.38%        6.89%        -6.92%
      Total borrowings                     14.46%       -14.40%       34.83%       -34.36%       24.56%       -24.30%

      Total interest expense               11.94%        -9.73%       31.71%       -24.02%       21.81%       -16.87%

Net interest income                        -4.20%         2.10%       -7.84%        -0.13%       -6.06%         0.96%

<F*>  Includes the effect of the interest rate swaps, corridors and floors, which have notional amounts of $50.0 million, $50.0 million and $295.0 million, respectively, at December 31, 1999.

Note:  Flat rate scenario:    A flat rate scenario in which today's
                              prevailing rates are locked in and the only balance sheet fluctuations that occur are due to cash flows, maturities, new volumes, and repricing volumes consistent with this flat rate scenario.
       Rising rate scenario:  This scenario is a 200 basis point rise in rates over a twelve month horizon together with a dynamic balance sheet.
       Falling rate scenario: This scenario is a 200 basis point decline in rates over a twelve month horizon together with a dynamic balance sheet.

TABLE M.  Rate of Internal Capital Generation

                                             1999       1998        1997        1996        1995
                                            -----------------------------------------------------

Return on average total assets               1.23%      0.71%       1.12%       1.08%       1.13%
Return on average shareholders' equity      16.59       8.95       13.78       12.97       13.67
Average equity to average assets             7.43       7.95        8.10        8.35        8.25
Dividend payout                             30.75      52.12       33.33       33.07       27.27
Earnings retention rate                     69.25      47.88       66.67       66.93       72.73
Internal capital generation rate            11.49       4.29        9.19        8.68        9.94

Note: All average equity and average asset amounts include the effect of the fair market value adjustment on securities available for sale.

TABLE N.  Consolidated Capital Ratios

                                                                         At December 31,
                                                            ------------------------------------------
(Dollars in thousands)                                         1999            1998            1997
                                                            ------------------------------------------

Total risk-adjusted on-balance sheet assets (1) (3)         $3,079,102      $2,880,854      $2,636,170
Total risk-adjusted off-balance sheet items                    172,585         174,890         140,813
                                                            ------------------------------------------

Total risk-adjusted assets                                  $3,251,687      $3,055,744      $2,776,983
                                                            ==========================================

Total risk-adjusted assets / average total assets,
 net of fair value adjustments and goodwill (1) (3)              72.86%          73.49%          72.41%

Total shareholders' equity                                  $  341,297      $  321,262      $  318,128
Fair value adjustments (1)                                      19,995          (3,759)         (3,318)
Corporation-obligated manditorily redeemable
 capital securities                                             30,000          30,000          30,000
Goodwill                                                       (71,117)        (80,224)        (31,119)
Minority interest and other intangibles (3)                        144              70             144
                                                            ------------------------------------------

Total Tier I capital                                           320,319         267,349         313,835
Maximum allowance for loan and lease losses (2)                 40,727          38,275          34,712
                                                            ------------------------------------------

Total capital                                               $  361,046      $  305,624      $  348,547
                                                            ==========================================

Quarterly average total assets, net of fair
 value adjustments and goodwill (1) (3)                     $4,463,001      $4,158,082      $3,835,310
Allowance for loan and lease losses                             47,177          44,537          38,551

Total capital to total risk-adjusted assets                      11.10%          10.00%          12.55%
Tier I capital to total risk-adjusted assets                      9.85            8.75           11.30
Tier I capital to total quarterly average adjusted
 assets (Leverage)                                                7.18            6.43            8.18

Notes:
<F1>  The market valuation relating to securities available for sale included in shareholders' equity and total assets on the consolidated balance sheets has been excluded in the above ratios.
<F2>  The maximum allowance for loan and lease losses used in calculating total capital is the period-end allowance for loan and lease losses or 1.25% of risk-adjusted assets prior to the allowance limitation, whichever is lower.
<F3>  Mortgage servicing assets, included in total assets on the consolidated balance sheets, that exceed 90% of fair market value of these assets, have been excluded in the above ratios.

Summary of Quarterly Financial Information

                                                                                  1999
                                                 -----------------------------------------------------------------------
(in thousands, except share
 and per share data)                                  Year           Q4            Q3           Q2             Q1
                                                 -----------------------------------------------------------------------

Statement of Income:
  Interest and dividend income                   $   319,584    $    82,690    $    80,588    $    78,448    $    77,858
  Interest expense                                   141,602         37,209         35,391         34,246         34,756
                                                 -----------------------------------------------------------------------
    Net interest income                              177,982         45,481         45,197         44,202         43,102
  Provision for loan losses                            9,475          2,600          2,600          2,275          2,000
                                                 -----------------------------------------------------------------------
    Net interest income after
     provision for loan losses                       168,507         42,881         42,597         41,927         41,102
                                                 -----------------------------------------------------------------------
  Other operating income:
    Income from trust and investment
     management fees                                  19,455          4,821          4,826          4,975          4,833
    Service charges on deposit accounts               13,077          3,251          3,226          3,402          3,198
    Mortgage banking income                            4,081            743            724          1,290          1,324
    Card product income                                3,047            920            766            748            613
    ATM income                                         2,718            669            759            671            619
    Bank owned life insurance                          2,654            819            744            552            539
    Net securities transactions                          374              -              6            143            225
    Net gain on curtailment of pension plan            2,577              -              -              -          2,577
    Bank owned life insurance claim                    1,389              -              -          1,389              -
    All other                                          5,733          1,549          1,782          1,359          1,043
                                                 -----------------------------------------------------------------------
      Total other operating income                    55,105         12,772         12,833         14,529         14,971
                                                 -----------------------------------------------------------------------
  Other operating expenses:
    Compensation and employee benefits                67,879         16,908         16,852         17,344         16,775
    Net occupancy, equipment and software             22,357          5,682          5,703          5,489          5,483
    Data processing                                    6,758          1,333          1,556          1,767          2,102
    FDIC deposit insurance and other regulatory        1,074            117            357            306            294
    Other real estate owned and repossession             494            147            140             53            154
    Amortization of goodwill                           8,864          2,233          2,233          2,234          2,164
    Capital securities                                 3,156            789            789            789            789
    Merger and acquisition related expenses            1,233              -              -             60          1,173
    All other                                         33,702         10,191          7,685          8,344          7,482
                                                 -----------------------------------------------------------------------
      Total other operating expenses                 145,517         37,400         35,315         36,386         36,416
                                                 -----------------------------------------------------------------------
Income before income tax expense (benefit)            78,095         18,253         20,115         20,070         19,657
Income tax expense (benefit)                          23,559          4,999          6,422          5,935          6,203
                                                 -----------------------------------------------------------------------
Net income (loss)                                $    54,536    $    13,254    $    13,693    $    14,135    $    13,454
                                                 =======================================================================
Average Balances:
  Loans                                          $ 2,893,810    $ 2,963,522    $ 2,921,632    $ 2,852,496    $ 2,835,880
  Loans held for sale                                 26,360         17,191         23,847         28,232         36,409
  Securities available for sale,
   at fair value                                   1,134,876      1,152,471      1,125,242      1,134,240      1,127,381
  Investment securities, held to maturity             18,124         16,034         17,384         19,055         20,076
  Money market investments                            16,339          7,668         20,112         18,208         19,454
                                                 -----------------------------------------------------------------------
      Total earning assets                         4,089,509      4,156,886      4,108,217      4,052,231      4,039,200
  Other assets                                       332,751        357,237        336,937        315,683        320,474
                                                 -----------------------------------------------------------------------
      Total assets                               $ 4,422,260    $ 4,514,123    $ 4,445,154    $ 4,367,914    $ 4,359,674
                                                 =======================================================================
  Non interest-bearing deposits                  $   512,856    $   535,956    $   524,945    $   494,857    $   495,452
  Interest-bearing deposits                        3,083,635      3,098,836      3,059,319      3,091,763      3,084,735
                                                 -----------------------------------------------------------------------
      Total deposits                               3,596,491      3,634,792      3,584,264      3,586,620      3,580,187
  Short-term borrowed funds                          348,538        397,300        385,177        305,526        304,361
  Long-term debt                                      72,130         68,521         72,577         73,337         74,141
  Other liabilities                                   46,314         44,716         44,682         46,330         49,604
  Guaranteed preferred beneficial interests
   in Corporation's junior subordinated
    debentures                                       30,000         30,000         30,000         30,000         30,000
  Shareholders' equity                               328,787        338,794        328,454        326,101        321,381
                                                 -----------------------------------------------------------------------
      Total liabilities, guaranteed preferred
       beneficial interests in Corporation's
        junior subordinated debentures and
         shareholders' equity                    $ 4,422,260    $ 4,514,123    $ 4,445,154    $ 4,367,914    $ 4,359,674
                                                 =======================================================================
Loans charged off, net of recoveries             $     6,835    $     1,588    $     3,570    $       798    $       879
Non-performing assets, p.e.                           14,483         14,483         15,088         20,329         23,656
Share and Per Share Data:
  Shares outstanding, net treasury stock, p.e.    23,447,731     23,447,731     23,340,073     23,255,296     23,204,585
  Basic wtd. avg. number of shares                23,435,122     23,560,684     23,444,966     23,379,073     23,353,668
  Basic earnings per share (Basic EPS)           $      2.33    $      0.56    $      0.58    $      0.60    $      0.58
  Diluted wtd. avg. number of shares              23,734,591     23,845,836     23,754,876     23,665,780     23,663,808
  Diluted earnings per share (Diluted EPS)       $      2.30    $      0.56    $      0.58    $      0.60    $      0.57
  Tangible book value                                  11.52          11.52          11.29          10.94          10.63
  Closing price at period end                          26.75          26.75          29.88          33.00          28.25
Key Ratios:
  Return on average assets                              1.23%          1.16%          1.22%          1.30%          1.25%
  Return on average shareholders' equity               16.59          15.52          16.54          17.39          16.98
  Net interest margin, fte                              4.41           4.40           4.42           4.44           4.39
  Efficiency ratio                                     57.88          58.82          55.55          58.43          58.56
  As a % of risk-adjusted assets, p.e. :
    Total capital                                      11.10          11.10          10.84          10.61          10.36
    Tier 1 capital                                      9.85           9.85           9.58           9.36           9.10
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)                7.18           7.18           6.99           6.82           6.44
  Tangible shareholders' equity, to
   tangible assets, p.e.                                5.98           5.98           5.98           5.86           5.79

                                                                                  1998
                                                 -----------------------------------------------------------------------
 (in thousands, except share
 and per share data)                                  Year           Q4            Q3           Q2             Q1
                                                 -----------------------------------------------------------------------

Statement of Income:
  Interest and dividend income                   $   308,701    $    78,656    $    77,216    $    77,075    $    75,754
  Interest expense                                   144,658         36,106         36,695         36,368         35,489
                                                 -----------------------------------------------------------------------
    Net interest income                              164,043         42,550         40,521         40,707         40,265
  Provision for loan losses                            9,345          2,335          2,335          2,335          2,340
                                                 -----------------------------------------------------------------------
    Net interest income after provision for
     loan losses                                     154,698         40,215         38,186         38,372         37,925
                                                 -----------------------------------------------------------------------
  Other operating income:
    Income from trust and investment
     management fees                                  12,838          3,791          2,946          3,139          2,962
    Service charges on deposit accounts               11,657          2,969          2,861          2,948          2,879
    Mortgage banking income                            5,492          1,391          1,812          1,195          1,094
    Card product income                                2,227            686            569            542            430
    ATM income                                         2,258            635            618            523            482
    Bank owned life insurance                          2,229            569            567            553            540
    Net securities transactions                          519            526            319            103           (429)
    Net gain on curtailment of pension plan                -              -              -              -              -
    Bank owned life insurance claim                        -              -              -              -              -
    All other                                          4,253          1,079          1,149          1,105            920
                                                 -----------------------------------------------------------------------
      Total other operating income                    41,473         11,646         10,841         10,108          8,878
                                                 -----------------------------------------------------------------------
  Other operating expenses:
    Compensation and employee benefits                65,545         17,554         15,705         16,073         16,213
    Net occupancy, equipment and software             19,218          4,852          4,697          4,732          4,937
    Data processing                                    6,889          1,472          1,756          1,926          1,735
    FDIC deposit insurance and other
     regulatory                                        1,139            292            284            283            280
    Other real estate owned and repossession           1,068            331            239            142            356
    Amortization of goodwill                           5,743          1,779          1,321          1,321          1,322
    Capital securities                                 3,156            789            789            789            789
    Merger and acquisition related expenses           21,968         21,968              -              -              -
    All other                                         28,010          7,507          6,702          6,931          6,870
                                                 -----------------------------------------------------------------------
      Total other operating expenses                 152,736         56,544         31,493         32,197         32,502
                                                 -----------------------------------------------------------------------
Income before income tax expense (benefit)            43,435         (4,683)        17,534         16,283         14,301
Income tax expense (benefit)                          14,515           (321)         5,416          5,019          4,401
                                                 -----------------------------------------------------------------------
Net income (loss)                                $    28,920    $    (4,362)   $    12,118    $    11,264    $     9,900
                                                 =======================================================================
Average Balances:
  Loans                                          $ 2,684,169    $ 2,755,824    $ 2,675,888    $ 2,661,474    $ 2,642,333
  Loans held for sale                                 35,708         36,490         34,435         41,921         29,926
  Securities available for sale,
   at fair value                                   1,038,077      1,123,294      1,041,605      1,016,664        969,011
  Investment securities, held to maturity             36,016         22,965         26,046         38,580         56,958
  Money market investments                            26,027         22,376         40,415         26,110         14,968
                                                 -----------------------------------------------------------------------
      Total earning assets                         3,819,997      3,960,949      3,818,389      3,784,749      3,713,196
  Other assets                                       242,622        281,190        233,103        231,505        223,890
                                                 -----------------------------------------------------------------------
      Total assets                               $ 4,062,619    $ 4,242,139    $ 4,051,492    $ 4,016,254    $ 3,937,086
                                                 =======================================================================
  Non interest-bearing deposits                  $   429,272    $   477,977    $   431,872    $   410,469    $   394,254
  Interest-bearing deposits                        2,784,701      2,957,813      2,767,727      2,736,741      2,673,588
                                                 -----------------------------------------------------------------------
      Total deposits                               3,213,973      3,435,790      3,199,599      3,147,210      3,067,842
  Short-term borrowed funds                          390,641        320,459        382,313        424,048        438,700
  Long-term debt                                      63,776         74,634         74,534         59,459         46,044
  Other liabilities                                   41,108         43,466         41,825         40,374         38,710
  Guaranteed preferred beneficial interests
   in Corporation's junior subordinated
    debentures                                        30,000         30,000         30,000         30,000         30,000
  Shareholders' equity                               323,121        337,790        323,221        315,163        315,790
                                                 -----------------------------------------------------------------------
      Total liabilities, guaranteed preferred
       beneficial interests in Corporation's
        junior subordinated debentures and
         shareholders' equity                    $ 4,062,619    $ 4,242,139    $ 4,051,492    $ 4,016,254    $ 3,937,086
                                                 =======================================================================
Loans charged off, net of recoveries             $     5,559    $     1,743    $     1,160    $     1,654    $     1,002
Non-performing assets, p.e.                           24,329         24,329         25,694         20,110         22,773
Share and Per Share Data:
  Shares outstanding, net treasury stock, p.e.    23,179,092     23,179,092     23,086,148     23,142,925     23,228,855
  Basic wtd. avg. number of shares                23,277,560     23,203,566     23,226,319     23,258,549     23,430,477
  Basic earnings per share (Basic EPS)           $      1.24    $     (0.19)   $      0.52    $      0.48    $      0.42
  Diluted wtd. avg. number of shares              23,669,540     23,552,615     23,613,000     23,685,137     23,835,238
  Diluted earnings per share (Diluted EPS)       $      1.22    $     (0.19)   $      0.51    $      0.48    $      0.42
  Tangible book value                                  10.40          10.40          13.29          12.61          12.31
  Closing price at period end                          37.63          37.63          29.25          37.00          36.50
Key Ratios:
  Return on average assets                              0.71%         (0.41)%         1.19%          1.12%          1.02%
  Return on average shareholders' equity                8.95          (5.12)         14.87          14.34          12.71
  Net interest margin, fte                              4.34           4.31           4.26           4.36           4.44
  Efficiency ratio                                     59.78          59.71          57.83          59.81          61.37
  As a % of risk-adjusted assets, p.e. :
    Total capital                                      10.00          10.00          12.67          12.39          12.33
         Tier 1 capital                                 8.75           8.75          11.42          11.14          11.08
  As a % of quarterly average total assets:
    Tier 1 capital (regulatory leverage)                6.43           6.43           8.13           7.97           8.00
  Tangible shareholders' equity, to
   tangible assets, p.e.                                5.58           5.58           7.60           7.24           7.20

Note: All Share and per share data has been restated to give retroactive effecto to stock split.

Item 8. Financial Statements and Supplementary Data

Independent Auditors' Report

The Shareholders Banknorth Group, Inc.

      We have audited the accompanying consolidated balance sheets of Banknorth Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Banknorth Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                  /s/ KPMG LLP


Albany, New York
January 19, 2000



CONSOLIDATED STATEMENTS OF INCOME

                                                           Years Ended December 31,
                                                      ----------------------------------
 (In thousands, except per share data)                   1999         1998         1997
                                                      ----------------------------------

Interest and dividend income:
  Interest and fees on loans                          $247,369     $238,953     $233,414
  Interest on money market investments                     779        1,438        1,680
  Interest on securities available for sale             70,217       65,755       55,216
  Interest on investment securities held to maturity     1,219        2,555        4,447
                                                      ----------------------------------
     Total interest and dividend income                319,584      308,701      294,757
                                                      ----------------------------------
Interest expense:
  Deposits                                             121,331      120,481      109,443
  Short-term borrowed funds                             15,819       20,138       20,827
  Long-term debt                                         4,452        4,039        3,065
                                                      ----------------------------------
      Total interest expense                           141,602      144,658      133,335
                                                      ----------------------------------
Net interest income                                    177,982      164,043      161,422
  Less: Provision for loan and lease losses              9,475        9,345        9,372
                                                      ----------------------------------
Net interest income after provision for loan and
 lease losses                                          168,507      154,698      152,050
                                                      ----------------------------------
Other operating income:
  Income from trust and investment management fees      19,455       12,838       11,223
  Service charges on deposit accounts                   13,077       11,657       10,725
  Mortgage banking income                                4,081        5,492        4,667
  Card product income                                    3,047        2,227        3,166
  ATM income                                             2,718        2,258        1,369
  Net securities transactions                              374          519          266
  Bank-owned life insurance                              2,654        2,229           77
  Bank-owned life insurance claim                        1,389            -            -
  Gain on sale of merchant processing                        -            -        2,432
  Net gain on curtailment  of  pension                   2,577            -            -
  Other income                                           5,733        4,253        3,931
                                                      ----------------------------------
      Total other operating income                      55,105       41,473       37,856
                                                      ----------------------------------
Other operating expenses:
  Compensation                                          55,186       53,068       50,642
  Employee benefits                                     12,693       12,477       12,352
  Net occupancy                                         12,048        9,826       10,259
  Equipment and software                                10,309        9,392        9,398
  Data processing                                        6,758        6,889        7,232
  FDIC deposit insurance and other regulatory            1,074        1,139        1,084
  Other real estate owned and repossession                 494        1,068        1,448
  Legal and professional                                 5,117        5,145        4,937
  Printing and supplies                                  3,047        3,071        3,223
  Advertising and marketing                              4,716        3,870        3,428
  Communications                                         3,775        2,963        2,905
  Amortization of goodwill                               8,864        5,743        5,286
  Capital securities                                     3,156        3,156        2,104
  Merger and acquisition related expenses                1,233       21,968            -
  Other expenses                                        17,047       12,961       13,631
                                                      ----------------------------------
      Total other operating expenses                   145,517      152,736      127,929
                                                      ----------------------------------
Income before income tax expense                        78,095       43,435       61,977
Income tax expense                                      23,559       14,515       20,161
                                                      ----------------------------------
Net income                                            $ 54,536     $ 28,920     $ 41,816
                                                      ==================================
Basic earnings per share                              $   2.33     $   1.24     $   1.76
                                                      ==================================
Basic wtd. avg. number of shares                        23,435       23,278       23,705
                                                      ==================================
Diluted earnings per share                            $   2.30     $   1.22     $   1.74
                                                      ==================================
Diluted wtd. avg. number of shares                      23,735       23,670       24,043
                                                      ==================================

All share and per share data has been restated to give retroactive effecto to stock split.

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

                                                               At December 31,
                                                           ------------------------
 (In thousands, except share and per share data)              1999          1998
                                                           ------------------------

Assets
  Cash and due from banks                                  $  148,057    $  164,826
  Money market investments                                     25,790         4,900
                                                           ------------------------
  Cash and cash equivalents                                   173,847       169,726
                                                           ------------------------
  Securities available for sale, at fair value              1,155,022     1,127,865
  Loans held for sale                                          15,098        42,996
  Investment securities held to maturity                       15,819        20,545
  (Fair value of $15,880 at December 31, 1999
   and $21,606 at December 31, 1998)
  Loans and leases                                          3,009,997     2,837,106
  Less: allowance for loan and lease losses                    47,177        44,537
                                                           ------------------------
      Net loans and leases                                  2,962,820     2,792,569
                                                           ------------------------

  Accrued interest receivable                                  22,762        21,244
  Premises, equipment and software,  net                       50,801        50,936
  Other real estate owned and repossessed assets                  597         3,335
  Goodwill, net                                                71,117        80,224
  Capitalized mortgage servicing rights                         5,895         5,351
  Bank-owned life insurance                                    60,360        42,306
  Other assets                                                 54,598        45,784
                                                           ------------------------
      Total assets                                         $4,588,736    $4,402,881
                                                           ========================

Liabilities, Guaranteed Preferred Beneficial
 Interests in Corporation's Junior Subordinated
  Debentures and Shareholders' Equity
Deposits:
  Non-interest bearing                                     $  510,652    $  546,192
  NOW accounts & money market savings                       1,466,043     1,490,944
  Regular savings                                             330,684       328,986
  Time deposits $100 thousand and greater                     291,478       239,071
  Time deposits under $100 thousand                           996,887     1,034,304
                                                           ------------------------
      Total deposits                                        3,595,744     3,639,497
                                                           ------------------------
Short-term borrowed funds:
  Federal funds purchased                                           -        30,445
  Securities sold under agreements to repurchase              213,505       208,511
  Borrowings from U.S. Treasury                                34,919        12,678
  Borrowings from Federal Home Loan Bank                      265,000        30,000
                                                           ------------------------
      Total short-term borrowed funds                         513,424       281,634
                                                           ------------------------
Long-term debt:
  Federal Home Loan Bank term notes                            65,420        66,062
  Bank term loan                                                   70         8,263
                                                           ------------------------
      Total long-term debt                                     65,490        74,325
                                                           ------------------------
Accrued interest payable                                        7,635         7,101
Other liabilities                                              35,146        49,062
                                                           ------------------------
      Total liabilities                                     4,217,439     4,051,619
                                                           ------------------------
Commitments and contingent liabilities (Note 19)
Guaranteed preferred beneficial interests in
 Corporation's junior subordinated debentures                  30,000        30,000
Shareholders' equity:
  Preferred stock, $.01 par value; authorized
   500,000 shares and none issued as of
    December 31, 1999 and 1998                                      -             -
  Common stock, $1.00 par value; authorized
   70,000,000 shares and 23,548,392 shares
    issued as of December 31, 1999 and 1998                    23,548        23,548
  Capital surplus                                              85,396        86,033
  Retained earnings                                           257,236       221,919
  Unamortized employee restricted stock                          (992)       (1,266)
  Unearned ESOP shares                                            (69)         (463)
  Accumulated other comprehensive (loss) income               (20,245)        3,509
  Less: Common stock in treasury, at
   cost; 100,661 shares as of December 31, 1999
    and 369,300 shares as of December 31, 1998                 (3,577)      (12,018)
                                                           ------------------------
      Total shareholders' equity                              341,297       321,262
                                                           ------------------------
      Total liabilities, guaranteed
       preferred beneficial interests
        in Corporation's junior subordinated
         debentures and shareholders' equity               $4,588,736    $4,402,881
                                                           ========================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                               Unamortized
                                                                                                                Employee
(Dollars and shares in thousands,                Number of Shares        Common      Capital      Retained     Restricted
except per share data)                          Issued      Treasury     Stock       Surplus      Earnings       Stock
                                                --------------------------------------------------------------------------

Balance, January 1, 1997                        16,035           -      $16,035      $96,220      $184,335      $(1,153)
Comprehensive income:
  Net income                                                                  -            -        41,816            -
  Other comprehensive income, net of tax:
    Unrealized net holding gains arising
     during the year (pre-tax $9,299)                                         -            -             -            -
    Reclassification adjustment for net
     gains realized in net income during
      the year (pre-tax $266)                                                 -            -             -            -
Other comprehensive income                                                    -            -             -            -
Comprehensive income
Cash dividends ($ .58 per share)                                              -            -       (13,939)           -
Issuance of employee restricted stock                          (13)           -            -             -         (315)
Amortization of employee restricted stock                                     -          851             -          (82)
Issuance of restricted stock units under
 directors' deferred compensation plan, net                                   -        3,335            (4)           -
Exercise of employee stock options                            (170)           -            -        (2,060)           -
Purchase of treasury stock                                     337            -            -             -            -
Stock vested in ESOP                                                          -            -             -            -
2 for 1 stock split                              7,826                    7,826       (7,826)            -            -
Pooled company transactions:
  Purchase and retirement of treasury stock       (192)        115         (192)      (4,217)            -            -
  Treasury stock reissued for stock awards
   and options exercised                                      (115)           -            -          (382)           -
                                                -----------------------------------------------------------------------
Balance, December 31, 1997                      23,669         154      $23,669      $88,363      $209,766      $(1,550)
                                                =======================================================================
Comprehensive income:
  Net income                                                                  -            -        28,920            -
  Other comprehensive income, net of tax:
    Unrealized net holding gains
     arising during the year
      (pre-tax $1,147)                                                        -            -             -            -
    Reclassification adjustment for net
     gains realized in net income
      during the year (pre-tax $519)                                          -            -             -            -
    Minimum pension liability
     adjustments                                                              -            -             -            -
Other comprehensive income                                                    -            -             -            -
Comprehensive income
Cash dividends ($ .64 per share)                                              -            -       (15,072)           -
Issuance of employee restricted stock                           (7)           -           41             -         (254)
Amortization of employee restricted stock                                     -          259             -          538
Issuance of restricted stock units under
 directors' deferred compensation plan, net                                   -          385           (37)           -
Exercise of employee stock options                            (144)           -            -        (1,920)           -
Purchase of treasury stock                                     366            -            -             -            -
Fractional shares repurchased                       (1)                      (1)         (16)            -            -
Stock vested in ESOP                                                          -            -             -            -
Pooled company transactions:
  Purchase and retirement of treasury stock       (120)        122         (120)      (2,999)            -            -
  Treasury stock reissued for stock awards
   and options exercised                                      (122)           -            -           262            -
                                                -----------------------------------------------------------------------
Balance, December 31, 1998                      23,548         369      $23,548      $86,033      $221,919      $(1,266)
                                                =======================================================================
Comprehensive income:
  Net income                                                                  -            -        54,536            -
  Other comprehensive loss, net of tax:
    Unrealized net holding losses
     arising during the year
      (pre-tax $37,401)                                                       -            -             -            -
    Reclassification adjustment for net
     gains realized in net income
      during the year (pre-tax $358)                                          -            -             -            -
Other comprehensive loss                                                      -            -             -            -
Comprehensive income
Cash dividends ($ .72 per share)                                              -            -       (16,768)           -
Issuance of employee restricted stock                          (20)           -           48             -         (655)
Amortization of employee restricted stock                                     -         (813)            -          929
Issuance of restricted stock units under
 directors' deferred compensation plan, net                    (22)           -          128          (313)           -
Exercise of employee stock
 options                                                      (226)           -            -        (2,138)           -
Stock vested in ESOP                                                          -            -            -             -
                                                -----------------------------------------------------------------------
Balance, December 31, 1999                      23,548         101      $23,548      $85,396      $257,236      $  (992)
                                                =======================================================================


                                                                       Accumulated
                                                       Unearned    Other Com-                      Com-         Total
(Dollars and shares in thousands,                        ESOP      prehensive      Treasury     prehensive   Shareholders'
except per share data)                                  shares    Income/(Loss)      Stock        Income        Equity
                                                        ---------------------------------------------------------------

Balance, January 1, 1997                                $(808)      $ (2,453)      $      -                    $292,176
Comprehensive income:
  Net income                                                -              -              -      $ 41,816      $ 41,816
                                                                                                 --------
  Other comprehensive income, net of tax:
    Unrealized net holding gains arising
     during the year (pre-tax $9,299)                       -              -              -         5,941
    Reclassification adjustment for net
     gains realized in net income during
      the year (pre-tax $266)                               -              -              -          (170)
                                                                                                 --------
Other comprehensive income                                  -          5,771              -         5,771         5,771
                                                                                                 --------
Comprehensive income                                                                             $ 47,587
                                                                                                 ========
Cash dividends ($ .58 per share)                            -              -              -                     (13,939)
Issuance of employee restricted stock                       -              -            315                           -
Amortization of employee restricted stock                   -              -              -                         769
Issuance of restricted stock units under
 directors' deferred compensation plan, net                 -              -              -                       3,331
Exercise of employee stock options                          -              -          4,882                       2,822
Purchase of treasury stock                                  -              -         (9,995)                     (9,995)
Stock vested in ESOP                                      168              -              -                         168
2 for 1 stock split                                         -              -              -                           -
Pooled company transactions:
  Purchase and retirement of treasury stock                 -              -         (1,467)                     (5,876)
  Treasury stock reissued for stock awards
   and options exercised                                    -              -          1,467                       1,085
                                                        ---------------------------------------------------------------
Balance, December 31, 1997                              $(640)      $  3,318       $ (4,798)                   $318,128
                                                        ===============================================================
Comprehensive income:
  Net income                                                -              -              -      $ 28,920      $ 28,920
                                                                                                 --------
  Other comprehensive income, net of tax:
    Unrealized net holding gains
     arising during the year (pre-tax $1,147)               -              -              -           805
    Reclassification adjustment for net
     gains realized in net income
      during the year (pre-tax $519)                        -              -              -          (364)
    Minimum pension liability
     adjustments                                            -              -              -          (250)
                                                                                                 --------
Other comprehensive income                                  -            191              -           191           191
                                                                                                 --------
Comprehensive income                                                                             $ 29,111
                                                                                                 ========
Cash dividends ($ .64 per share)                            -              -              -                     (15,072)
Issuance of employee restricted stock                       -              -            213                           -
Amortization of employee restricted stock                   -              -              -                         797
Issuance of restricted stock units under
 directors' deferred compensation plan, net                 -              -              -                         348
Exercise of employee stock options                          -              -          4,864                       2,944
Purchase of treasury stock                                  -              -        (12,297)                    (12,297)
Fractional shares repurchased                               -              -              -                         (17)
Stock vested in ESOP                                      177              -              -                         177
Pooled company transactions:
  Purchase and retirement of treasury stock                 -              -         (1,921)                     (5,040)
  Treasury stock reissued for stock awards
   and options exercised                                    -              -          1,921                       2,183
                                                        ---------------------------------------------------------------
Balance, December 31, 1998                              $(463)      $  3,509       $(12,018)                   $321,262
                                                        ===============================================================
Comprehensive income:
  Net income                                                -              -              -      $ 54,536      $ 54,536
                                                                                                 --------
  Other comprehensive loss, net of tax:
    Unrealized net holding losses
     arising during the year (pre-tax $37,401)              -              -                      (23,527)
    Reclassification adjustment for net
     gains realized in net income
      during the year (pre-tax $358)                        -              -              -          (227)
                                                                                                 --------
Other comprehensive loss                                    -        (23,754)             -       (23,754)      (23,754)
                                                                                                 --------
Comprehensive income                                                                             $ 30,782
                                                                                                 ========
Cash dividends ($ .72 per share)                            -              -              -                     (16,768)
Issuance of employee restricted stock                       -              -            607                           -
Amortization of employee restricted stock                   -              -              -                         116
Issuance of restricted stock units under
 directors' deferred compensation plan, net                 -              -            737                         552
Exercise of employee stock
 options                                                    -              -          7,097                       4,959
Stock vested in ESOP                                      394              -              -                         394
                                                        ---------------------------------------------------------------
Balance, December 31, 1999                              $ (69)      $(20,245)      $ (3,577)                   $341,297
                                                        ===============================================================

Note: All per share data has been restated to give retroactive effect to stock splits.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Years Ended December 31,
                                                                                       -----------------------------------
(In thousands)                                                                            1999         1998         1997
                                                                                       -----------------------------------

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                                           $  54,536    $  28,920    $  41,816
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization of premises, equipment and software                        7,437        6,743        6,623
  Amortization of goodwill                                                                 8,864        5,743        5,286
  Net amortization of premiums on securities available for sale                            6,124        5,429        3,924
  Net accretion of discounts on investment securities held to maturity                       (81)        (192)        (292)
  Provision for loan losses                                                                9,475        9,345        9,372
  Adjustment of other real estate owned to estimated fair value                               48          445          438
  Provision for deferred tax benefit                                                      (2,283)      (2,757)      (1,255)
  Amortization of employee restricted stock                                                  116          797          769
  Issuance of restricted stock units under directors' deferred compensation plan, net        552          348          100
  Net securities transactions                                                               (374)        (519)        (266)
  Net gain on sale of other real estate owned and repossessed assets                        (228)        (288)        (223)
  Proceeds from sale of loans held for sale                                              217,002      335,350      124,352
  Originations and purchases of loans held for resale                                   (186,987)    (350,018)    (135,969)
  Net gain on sale of loans held for sale                                                 (2,117)      (3,370)      (1,235)
  Gain on sale of mortgage servicing rights                                                    -         (386)        (921)
  Net increase in cash surrender value of bank-owned life insurance                       (2,654)      (2,229)         (77)
  (Increase) decrease  in interest receivable                                             (1,518)       2,033       (2,293)
  Increase (decrease)  in interest payable                                                   534         (429)       1,241
  Decrease (increase) in other assets and other intangibles                                6,817      (16,885)       3,252
  (Decrease) increase in other liabilities                                               (13,916)      19,269        3,308
  ESOP compensation expense                                                                  394          177          168
                                                                                       -----------------------------------
      Total adjustments                                                                   47,205        8,606       16,302
                                                                                       -----------------------------------
      Net cash provided by operating activities                                          101,741       37,526       58,118
                                                                                       -----------------------------------
Cash flows from investing activities:
  Net cash provided by acquisition                                                             -      122,526            -
  Proceeds from maturity and call of securities available for sale                       313,290      334,484      163,895
  Proceeds from maturity and call of investment securities held to maturity                4,823       38,298       17,828
  Proceeds from sale of securities available for sale                                     16,869      155,131        5,970
  Purchases of securities available for sale                                            (400,484)    (663,234)    (414,671)
  Purchases of investment securities, held to maturity                                         -            -      (21,903)
  Proceeds from sale of and payments received on OREO and repossessed assets               3,915        3,437        4,329
  Loans purchased                                                                              -            -      (37,456)
  Net increase  in originated loans                                                     (180,723)     (93,157)    (110,547)
  Capital expenditures                                                                    (7,303)      (9,981)      (7,824)
  Purchase of bank-owned life insurance                                                  (15,400)           -      (40,000)
                                                                                       -----------------------------------
      Net cash used in investing activities                                             (265,013)    (112,496)    (440,379)
                                                                                       -----------------------------------
Cash flows from financing activities:
  Net (decrease) increase in deposits                                                    (43,753)     295,852      186,714
  Net increase (decrease) in short-term borrowed funds                                   231,790     (168,301)     165,628
  Purchase of treasury stock                                                                   -      (17,337)     (15,871)
  Issuance of guaranteed preferred beneficial interests in Corporation's junior
   subordinated debentures                                                                     -            -       30,000
  Issuance of long-term debt                                                                 140       38,895          350
  Payments on long-term debt                                                              (8,975)      (6,819)     (10,262)
  Exercise of employee stock options, net                                                  4,959        5,127        3,907
  Fractional shares repurchased                                                                -          (17)           -
  Dividends paid                                                                         (16,768)     (15,072)     (13,939)
                                                                                       -----------------------------------
      Net cash provided by financing activities                                          167,393      132,328      346,527
                                                                                       -----------------------------------
Net increase (decrease) in cash and cash equivalents                                       4,121       57,358      (35,734)
                                                                                       -----------------------------------
Cash and cash equivalents at beginning of year                                           169,726      112,368      148,102
                                                                                       -----------------------------------

Cash and cash equivalents at end of year                                               $ 173,847    $ 169,726    $ 112,368
                                                                                       ===================================
Additional disclosure relative to statement of cash flows
  Interest paid                                                                        $ 141,068    $ 145,048    $ 132,168
                                                                                       ===================================
  Taxes paid                                                                           $  24,151    $  21,722    $  15,721
                                                                                       ===================================
Supplemental schedule of non-cash investing and financing activities
  Net transfer of loans to OREO and repossessed assets                                 $     997    $   4,134    $   4,942
  Adjustment of securities available for sale to fair value, net of tax                  (23,754)         441        5,771
  Minimum pension liability adjustments                                                        -         (250)           -
  Issuance of restricted stock units under directors' deferred compensation plan, net          -            -        3,231
  Fair value of assets acquired in acquisition                                                 -      112,696            -
  Fair value of liabilities assumed                                                            -      290,070            -

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
      The accounting and reporting policies of Banknorth Group, Inc., a Delaware Corporation (the Parent Company), and its subsidiaries conform, in all material respects, to generally accepted accounting principles and to general practices within the banking industry. Collectively, the Parent
Company and its subsidiaries are referred to herein as "Banknorth", "Company" or "Corporation".
      The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Banknorth-Evergreen Merger
      On December 31, 1998, Evergreen Bancorp, Inc. and its wholly owned subsidiary Evergreen Bank, N.A. (collectively "Evergreen") were merged with and into Banknorth. The merger was accounted for as a pooling of interests and, accordingly, the financial information for all prior periods has been restated to present the combined financial condition and results of operations of both companies as if the merger had been in effect for all periods presented. Further details pertaining to the merger are presented in
Note 2.

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

Securities
      Management determines the appropriate classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are classified as investment securities held to maturity and are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value, with the net unrealized gains or losses reported, net of income taxes, as a separate component of accumulated other comprehensive income or loss. Non-marketable equity securities are carried at cost. Gains or losses on disposition of all securities are based on the adjusted cost of the specific security sold. The cost of securities is adjusted for amortization of premium and accretion of discount, which is calculated on the effective interest method.
      Unrealized losses on securities which reflect a decline in value which is other than temporary, if any, are charged to income and reported under the caption "Net securities transactions" in the consolidated financial statements.

Loans
      Loans are carried at the principal amount outstanding, net of unearned income and unamortized loan fees and costs, which are amortized under the effective interest method over the estimated lives of the loans.
Nonrefundable loan origination and commitment fees and direct costs associated with originating or acquiring loans are deferred. The net deferred amount is amortized as an adjustment to the related loan yield over the contractual lives of the related loans.
      Non-performing loans include non-accrual loans, loans restructured in troubled debt restructurings (restructured loans) and loans which are 90 days or more past due and still accruing interest. Generally, loans are placed on non-accrual status, either due to the delinquency status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent. Except in the case of installment loans, which are generally charged off when loan principal and/or interest payments are 120 days overdue, loans are generally placed on non-accrual status when principal and/or interest is 90 days overdue. When a loan is placed on non-accrual status, all interest previously accrued in the current year but not collected is reversed against current year interest income. Interest accrued in the prior year and not collected is charged off against the allowance for loan losses. When the principal is contractually current, interest and fee income is earned on a cash basis. If ultimate repayment of principal is not expected or management judges it to be prudent, any payment received on a non-accrual loan is applied to principal until ultimate repayment becomes expected. Loans are removed from non-accrual status when they become current as to principal and interest or demonstrate a period of performance under the contractual terms and, in the opinion of management, are fully collectible as to principal and interest.
      The Company identifies impaired loans and measures the impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 114,
"Accounting by Creditors for Impairment of a Loan," as amended by SFAS No.
118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." A loan is considered impaired when it is probable that the borrower will not repay the loan according to the original contractual terms of the loan agreement, or the loan is restructured in a troubled debt restructuring subsequent to January 1, 1995. These Statements prescribe recognition criteria for loan impairment, generally related to commercial type loans and measurement methods for impaired loans. Impaired loans are included in non-performing loans, generally as non-accrual commercial type loans, commercial type loans past due 90 days or more and still accruing interest, and all loans restructured in a troubled debt restructuring subsequent to January 1, 1995.
      The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Company's impaired loans are generally collateral dependent. The Company considers estimated cost to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

Allowance for Loan and Lease Losses
      The allowance for loan and lease losses is maintained at a level estimated by management to provide adequately for probable losses inherent in the loan and lease portfolio. The quality and collectibility of the loans are reviewed monthly and graded by the applicable subsidiary loan officers.
A continuous review of loan quality and accuracy of grading is conducted independently by the Company's loan review function. The adequacy of the allowance is monitored monthly and is based on the grading and continuing review of individual loans, the level of non-performing loans, delinquency levels, past loss experience and economic conditions which may affect the borrowers' ability to repay their loans. As a result of the test of adequacy, required additions to the allowance are made periodically by charges to the provision for loan and lease losses.
      Management believes that the allowance for loan and lease losses is adequate. While management uses available information to recognize losses on loans and leases, future additions to the allowance may be necessary based on changes in economic conditions or changes in the value of properties securing loans in the process of foreclosure. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan and lease losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination which may not be currently available to management.

Mortgage Banking
      Loan servicing revenues and expenses are recognized when service fees are earned and expenses are incurred. Gains or losses on sales of mortgage loans are recognized based upon the difference between the selling price and the carrying value of the related mortgage loans sold. Such gains or losses are increased or decreased by the amount of capitalized mortgage servicing rights. Net deferred origination fees and costs are recognized at the time of sale in the gain or loss determination. The mortgage loans being serviced for others are not included in these consolidated financial statements as they are not assets of the Company. Mortgage loans held for sale are stated at the lower of aggregate cost or aggregate fair value as determined by outstanding commitments from investors or current market prices for loans with no sale commitments.
      The Company recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights are acquired. Additionally, capitalized mortgage servicing rights are assessed for impairment based on the fair value of those rights, and that impairment, if any, is recognized through a valuation allowance.
      The Company purchases mortgage servicing rights separately or it may acquire mortgage servicing rights by purchasing or originating mortgage loans and selling those loans with servicing rights retained. Purchased mortgage servicing rights are capitalized at the cost to acquire the rights.
Originated mortgage servicing rights are capitalized based on the allocated cost of the servicing rights, derived from a relative fair value calculation. Originated and purchased mortgage servicing rights are carried at the lower of the capitalized amount, net of accumulated amortization, or fair value. Capitalized mortgage servicing rights are amortized into servicing fee income in proportion to, and over the period of, estimated net servicing income.
      To determine the fair value of mortgage servicing rights, the Company uses a valuation model that calculates the present value of future net servicing income. In using this valuation method, the Company incorporates assumptions that it believes market participants would use in estimating future net servicing income, which include estimates of the cost of servicing, the discount rate, mortgage escrow earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.
      The Company measures the impairment of servicing rights based on the difference between the carrying amount and current estimated fair value of the servicing rights. In determining impairment, the Company aggregates all capitalized mortgage servicing rights, and stratifies them based on the predominant risk characteristics of loan type and interest rate. A valuation allowance is established for any excess of amortized cost over the current fair value, by risk stratification, by a charge to income (or a credit to income if reversed). At December 31, 1999, a valuation allowance of $360 thousand was maintained for impairment. The valuation allowance was $500 thousand as of December 31, 1998. There was no valuation allowance as of December 31, 1997.

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

Goodwill
      Goodwill represents the excess of purchase price over the fair value of net assets acquired for transactions accounted for using purchase accounting. The goodwill is being amortized using the straight-line method over the estimated period of benefit, not to exceed fifteen years.
Accumulated amortization on goodwill amounted to $25.3 million and $16.4 million as of December 31, 1999 and 1998, respectively. Intangible assets are periodically reviewed by management to assess recoverability, and impairment is recognized as a charge to income if a permanent loss in value is indicated.

Trust Assets
      Assets held in fiduciary or agency capacities for customers of Banknorth's trust subsidiary are not included in the accompanying consolidated balance sheets since such assets are not assets of the Companies.

Pension Costs
      The Company maintains a noncontributory, defined benefit retirement and pension plan covering substantially all employees. Pension costs, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses.

Stock-Based Compensation
      The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations. On January 1, 1996, the Company adopted SFAS No. 123,
"Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards measured on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and earnings per share disclosures for employee stock-based grants made in 1995 and future years as if the fair value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

Bank-Owned Life Insurance
      Bank-owned life insurance (BOLI) is recorded at its current cash surrender value. BOLI is used by the Company as a financing tool for certain employee benefits. The value of life insurance financing is the tax preferred status of increases in life insurance cash values and death benefits and the cash flow generated at the death of the insured. Increases in BOLI's cash surrender value are reported as other operating income in the Company's consolidated statement of income. The purchase of the life insurance policy results in an interest sensitive asset on the Company's consolidated balance sheet that provides monthly tax-free income to the Company. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. As a result of this transaction, the Company benefits prospectively from the tax-free nature of income generated from the life insurance policies.

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

Per Share Amounts
      Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Issuable shares (such as those related to the directors' restricted stock units) and returnable shares (such as restricted stock awards) are considered outstanding common shares and included in the computation of basic earnings per share as of the date that all necessary conditions have been satisfied. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (such as the Company's stock options).
      All share and per share data has been restated to give retroactive effect to stock splits.

Interest-Related Contracts
      Banknorth uses a variety of off-balance sheet derivatives as part of its interest rate risk management strategy. The instruments most frequently used are interest rate swap, floor and corridor contracts. These contracts are designated and are effective as hedges of existing risk positions. These instruments are used to modify the repricing or maturity characteristics of specified assets or liabilities, and are linked to the related assets or liabilities being hedged. Changes in the fair value of the derivative are not included in the consolidated financial statements. The net interest income or expense associated with such derivatives is accrued and recognized as an adjustment to the interest income or interest expense of the asset or liability being hedged. The related interest receivable or payable from such contracts is recorded in accrued interest receivable or payable on the consolidated balance sheet. Premiums paid are amortized as an adjustment to the interest income or interest expense of the asset or liability being hedged. Realized gains and losses, if any, resulting from early termination of derivatives are deferred as an adjustment to the carrying value of the hedged item and recognized as an adjustment to the yield or interest cost of the hedged item over the remaining term of the original swap, floor or corridor contract.

Other Financial Instruments
      The Company is a party to other certain financial instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit, letters of credit, and standby letters of credit, as well as certain mortgage loans sold to investors with recourse. The Company's policy is to record such instruments when funded.

Segment Reporting
      During 1998, the Company adopted SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information." This Statement requires the Company to report certain financial information about operating segments meeting certain quantitative and other requirements as defined by this Statement.
      The Company's operations are solely in the financial services industry and include the provision of traditional banking services. The Company operates solely in the geographical regions of Vermont, New Hampshire, Massachusetts and upstate New York. Management makes operating decisions and assesses performance based on an ongoing review of its traditional banking operations, which constitute the Company's only reportable segment under SFAS No. 131.

Comprehensive Income
      Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period and minimum pension liability adjustments, net of tax. Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale and minimum pension liability adjustments, net of tax, as of the balance sheet dates.

Accounting for Derivative Instruments and Hedging Activities
      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

2. Mergers and Acquisitions
      Proposed Merger with Peoples Heritage Financial Group, Inc. (Unaudited)
      On June 2, 1999, Banknorth announced that it and Peoples Heritage
Financial Group, Inc. ("PHFG") had entered into an Agreement and Plan of Merger (the "Agreement"), which sets forth the terms and conditions pursuant to which the Company would be merged with and into PHFG (the "Merger") and PHFG would change its name to "Banknorth Group, Inc." The Agreement provides, among other things, that as a result of the Merger, each outstanding share of common stock of the Company and associated preferred share purchase rights will be converted into the right to receive 1.825 shares of PHFG's common stock and associated preferred share purchase rights, plus cash in lieu of any fractional share interest. Consummation of the Merger is subject to a number of conditions including (i) the approval of the Agreement and Merger by the shareholders of the Company and PHFG, (ii) the receipt of the requisite regulatory approvals, (iii) receipt by the parties of an opinion of counsel as to certain tax consequences of the Merger, (iv) receipt of a letter from PHFG's independent public accountants stating their opinion that the Merger shall qualify for pooling-of-interests accounting treatment and (v) satisfaction of certain other conditions. The transaction will create a $18 billion multi-state banking and financial services company.
Subject to receipt of regulatory approval, it is expected that the transaction will be closed in the second quarter of 2000.

      Evergreen Bancorp, Inc.
      On December 31, 1998, the shareholders of Banknorth and Evergreen, headquartered in Glens Falls, New York, approved a merger between the two organizations. Evergreen was merged with and into Banknorth with each issued and outstanding share of Evergreen common stock, together with associ-ated preferred share purchase rights, converted into 0.9 shares of Banknorth common stock and associated preferred share purchase rights, plus cash in lieu of any fractional share interest. This resulted in approximately 7.9 million additional shares of Banknorth common stock issued, bringing
Banknorth's outstanding shares to approximately 23.2 million immediately following the merger.
      The exchange qualified as a tax-free reorganization and was accounted for as a pooling-of-interests. At the time the merger was announced both companies announced the recision of their previously announced stock repurchase programs. All financial information in this annual report has been restated historically for the combination of the two companies.
      Evergreen Bank operates as a wholly-owned subsidiary of Banknorth.
Evergreen operates 28 offices in 8 counties in eastern upstate New York, throughout an area extending from the Massachusetts border fifty miles south of Albany, north to the Canadian border. Evergreen Bank serves commercial, individual, institutional and municipal customers a wide range of deposit and loan products.
      In order to effect the merger, one-time merger related expenses of $20.1 million, $15.1 million after-tax impact, were incurred in the fourth quarter of 1998 and $1.2 million, $788 thousand after-tax, were incurred in the first quarter of 1999. The majority of these expenses were employment-related costs and data processing conversion and termination costs. At
December 31, 1998, after payments of certain one-time merger related expenses, the Company had a remaining accrued liability for merger costs of approximately $15.4 million, of which $11.4 million was paid during 1999. As of December 31, 1999, $4.0 million of these liabilities remain and primarily represent the accrual for the supplemental early retirement plan for certain senior executives of Evergreen.

First Massachusetts Bank-Berkshire Region
      On November 13, 1998, Banknorth completed the purchase from
BankBoston, N.A. of ten full-service branches, one limited service branch and nine remote ATM locations, as well as private banking relationships associated with the branches in the Berkshires region of Massachusetts.
      In connection with the Berkshire acquisition, Bank-north paid
BankBoston, N.A. a fixed premium of $52.5 million. At the closing, the deposits of the Berkshire branches were approximately $290.1 million, including accrued interest. Banknorth also purchased in the transaction commercial loans associated with the branches with a net book balance as of November 13, 1998 of approximately $73.6 million and a portfolio of consumer loans originated in the branches with a net book balance of $35.8 million.
The Berkshire acquisition (other than the private banking relationships) was made through First Massachusetts Bank, N.A. headquartered in Worcester,
Massachusetts, and has extended that bank's central Massachusetts territory westward to the boarder of New York State and contiguous to the southern reach of Evergreen Bank's New York market area.
      The private banking relationships associated with these branches, which as of closing represented approximately $1.0 billion of trust and investment assets under management, including approximately $750 million in discretionary trust assets under management, were acquired by Banknorth's trust and investment subsidiary, The Stratevest Group, N.A. headquartered in Burlington, Vermont.
      The acquisition was accounted for using purchase accounting in accordance with Accounting Principles Board Opinion No. 16, "Business
Combinations". As such, both the assets acquired and liabilities assumed were recorded on the consolidated balance sheet of the Company at estimated fair value as of the date of acquisition. Goodwill, representing the excess of cost over net assets acquired, was $54.5 million, substantially all of which is deductible for income tax purposes, and is being amortized over fifteen years on a straight-line basis. The one-time acquisition-related expenses of $1.8 million pre-tax, or $1.2 million after-tax, were recorded in the fourth quarter of 1998. To complete the transaction, Banknorth reallocated capital resources through payment of a special dividend to Banknorth by its subsidiary banks, except First Massachusetts, of approximately $21.5 million. All subsidiary banks paying a special dividend remained well capitalized as of December 31, 1998. The funds from the special dividend together with existing capital resources at the Parent
Company level (totaling approximately $26.0 million) were contributed to FMB to ensure that the bank was adequately capitalized for regulatory capital purposes.
      The results of operations for the branches and private banking relationships acquired are included in Banknorth's consolidated financial statements from the date of acquisition forward.

3. Securities Available for Sale

The amortized cost and estimated fair value of securities available for sale are as follows:


                                                               At December 31, 1999
                                              -------------------------------------------------------
                                                               Gross          Gross        Estimated
                                              Amortized      Unrealized     Unrealized        Fair
(In thousands)                                   Cost          Gains          Losses         Value
                                              -------------------------------------------------------

U.S. Treasuries and Agencies                  $  174,777       $    3        $ 6,208       $  168,572
States and political subdivisions                 48,619           11          2,500           46,130
Mortgage-backed securities                       710,066          554         19,574          691,046
Corporate debt securities                        203,395           99          3,902          199,592
                                              -------------------------------------------------------
      Total debt securities                    1,136,857          667         32,184        1,105,340
Equities and other securities                     49,675            9              2           49,682
                                              -------------------------------------------------------
      Total securities available for sale     $1,186,532       $  676        $32,186       $1,155,022
                                              =======================================================

                                                               At December 31, 1998
                                              -------------------------------------------------------
                                                               Gross          Gross        Estimated
                                              Amortized      Unrealized     Unrealized        Fair
(In thousands)                                   Cost          Gains          Losses         Value
                                              -------------------------------------------------------

U.S. Treasuries and Agencies                  $  165,683       $1,682        $    98       $  167,267
States and political subdivisions                  7,806          237              -            8,043
Mortgage-backed securities                       711,540        4,196          2,474          713,262
Corporate debt securities                        188,154        2,483            144          190,493
                                              -------------------------------------------------------
      Total debt securities                    1,073,183        8,598          2,716        1,079,065
Equities and other securities                     48,791           10              1           48,800
                                              -------------------------------------------------------
      Total securities available for sale     $1,121,974       $8,608        $ 2,717       $1,127,865
                                              =======================================================


      Included in equities and other securities are certain non-marketable equity securities amounting to $45.1 million and $44.3 million at December 31, 1999 and 1998, respectively, consisting of Federal Home Loan Bank and Federal Reserve Bank equity securities. Both investments are required for membership. Non-marketable equity securities are carried at cost.
      The following table sets forth information with regard to contractual maturities of debt securities available for sale as of December 31, 1999 (mortgage-backed securities are included by final contractual maturity):

                                          Estimated
                           Amortized         Fair
(In thousands)                Cost          Value
                           -------------------------

Within one year            $   25,614     $   25,548
From one to five years        167,545        163,714
From five to ten years        260,074        250,725
After ten years               683,624        665,353
                           -------------------------
      Total                $1,136,857     $1,105,340
                           =========================

      Actual maturities may differ from contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
      The following table sets forth information with regard to sales transactions of securities available for sale:

                                           For the years ended
                                              December 31,
                                     -------------------------------
(In thousands)                        1999         1998        1997
                                     -------------------------------

Proceeds from sales                  $16,869     $155,131     $5,970
Gross realized gains from sales      $   252     $  1,076     $  262
Gross realized losses from sales     $     9     $    673     $   32

      Securities available for sale with an estimated fair value of approximately $643.3 million and $539.0 million at December 31, 1999 and 1998, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required by law.
      There were no holdings of any single issuer that, when taken in aggregate, exceeded 10% of shareholders' equity at December 31, 1999.

4. Investment Securities Held to Maturity

      The amortized cost and estimated fair value of investment securities held to maturity are as follows:

                                                      At December 31, 1999
                                      -----------------------------------------------------
                                                      Gross          Gross        Estimated
                                      Amortized     Unrealized     Unrealized       Fair
(In thousands)                          Cost          Gains          Losses         Value
                                      -----------------------------------------------------

U.S. Treasuries and Agencies          $ 2,797       $    5         $ 35           $ 2,767
States and political subdivisions       9,223          184           29             9,378
Mortgage-backed securities              3,789           46          110             3,725
Corporate debt securities                  10            -            -                10
                                      ---------------------------------------------------
      Total investment securities
       held to maturity               $15,819       $  235         $174           $15,880
                                      ===================================================

                                                      At December 31, 1998
                                      -----------------------------------------------------
                                                      Gross          Gross        Estimated
                                      Amortized     Unrealized     Unrealized       Fair
(In thousands)                          Cost          Gains          Losses         Value
                                      -----------------------------------------------------


U.S. Treasuries and Agencies          $ 3,582       $   87         $  -           $ 3,669
States and political subdivisions      11,443          785            -            12,228
Mortgage-backed securities              5,510          189            -             5,699
Corporate debt securities                  10            -            -                10
                                      ---------------------------------------------------
      Total investment securities
       held to maturity               $20,545       $1,061         $  -           $21,606
                                      ===================================================

      The following table sets forth information with regard to contractual maturities of investment securities held to maturity as of December 31, 1999 (mortgage-backed securities are included by final contractual maturity):

                                         Estimated
                           Amortized       Fair
(In thousands)               Cost          Value
                           -----------------------

Within one year             $ 4,411       $ 4,340
From one to five years        6,029         6,162
From five to ten years        2,806         2,821
After ten years               2,573         2,557
                            ---------------------
      Total                 $15,819       $15,880
                            =====================

      Actual maturities may differ from contractual maturities because, in certain cases, borrowers have the right to call or prepay obligations with or without call or prepayment penalties.
      There were no sales of investment securities held to maturity in 1999, 1998 or 1997. During 1999, 1998, and 1997, certain investment securities were called resulting in gains of $16 thousand, $25 thousand, and $37 thousand, respectively. Investment securities with an amortized cost of approximately $7.0 million and $10.7 million at December 31, 1999 and 1998, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required by law.

5. Loans and Leases and Allowance for Loan and Lease Losses

      A summary of loans and leases by category is as follows:

                                                                                                       At December 31,
                                                                                                  -------------------------
(In thousands)                                                                                       1999           1998
                                                                                                  -------------------------

Commercial, financial and agricultural, net of unamortized loan fees of $148 thousand in 1999
 and $718 thousand in 1998                                                                        $  632,830     $  690,170
Real estate, net of unamortized loan costs of $1.6 million in 1999 and $1.3 million in 1998:
  Residential (1-4 family)                                                                         1,020,498      1,041,667
  Commercial                                                                                         819,123        615,503
  Construction and land development                                                                   81,431         45,704
                                                                                                  -------------------------
      Total real estate                                                                            1,921,052      1,702,874
                                                                                                  -------------------------

Credit card receivables                                                                               32,653         33,205
Lease receivables, net of unearned income of $10.8 million in 1999 and $10.7 million in 1998          78,371         79,001
Other installment, including deferred costs of $1.0 million in 1999 and $1.2 million in 1998         345,091        331,856
                                                                                                  -------------------------
  Total installment                                                                                  456,115        444,062
                                                                                                  -------------------------
      Total loans                                                                                  3,009,997      2,837,106
  Less: Allowance for loan and lease losses                                                           47,177         44,537
                                                                                                  -------------------------
Net loans and leases                                                                              $2,962,820     $2,792,569
                                                                                                  =========================

      At December 31, 1999 and 1998, loans to executive officers, directors and to associates of such persons totaled $41.6 million and $29.1 million, respectively. During 1999, new loans of $34.9 million were made, and repayment of loans totaled $27.5 million. In the opinion of management, such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions. These loans do not involve more than the normal risk of collectibility or present other unfavorable features.
      Banknorth primarily grants loans throughout the States of Vermont, Massachusetts, New Hampshire and New York. Although the loan portfolio is diversified, a substantial portion of its debtors' ability to repay is dependent upon the economic conditions existing in these States. Adverse trends in the real estate market in these states could also negatively affect the Company's collateral position.
      As of December 31, 1999 and 1998, one to four family first mortgage loans with an approximate book value of $440.6 million and $128.1 million, respectively, were pledged to secure borrowings from the Federal Home Loan Bank.

Non-Performing Loans:
      The following table sets forth information with regard to non-performing loans:

                                             At December 31,
                                     -------------------------------
(In thousands)                        1999        1998        1997
                                     -------------------------------

Loans in non-accrual status          $12,211     $12,529     $18,176
Loans contractually past
 due 90 days or more and
 still accruing interest               1,647       2,488       2,262
Restructured loans                        28       5,977          42
                                     -------------------------------
      Total non-performing loans     $  13,886   $20,994     $20,480
                                     ===============================

      Accumulated interest on the above non-performing loans of $1.2 million, $921 thousand, and $1.6 million, was not recognized as income in 1999, 1998, and 1997, respectively. Approximately $741 thousand, $532 thousand, and $1.1 million of interest on the above non-performing loans was collected and recognized as income in 1999, 1998, and 1997, respectively.
      Transactions in the allowance for loan and lease losses are summarized as follows:

                                        For the years ended
                                            December 31,
                                 ----------------------------------
(In thousands)                     1999         1998         1997
                                 ----------------------------------

Balance at beginning of year     $ 44,537     $ 38,551     $ 35,913
Allowance related to
 purchase acquisition                   -        2,200            -
Provision for loan and lease
 losses                             9,475        9,345        9,372
Loans charged-off                 (12,125)     (11,730)     (12,364)
Recoveries on loans
 previously charged-off             5,290        6,171        5,630
                                 ----------------------------------
Balance at end of year           $ 47,177     $ 44,537     $ 38,551
                                 ==================================


      Impaired loans are included in non-performing loans, generally as non-accrual commercial type loans, commercial type loans past due 90 days or more and still accruing interest and all loans restructured in troubled debt restructurings subsequent to January 1, 1995. As of December 31, 1999 and 1998, $28 thousand and $6.0 million, respectively, of restructured loans were considered to be impaired.
      At December 31, 1999 and 1998, the recorded investment in loans that are considered to be impaired totaled $5.5 million and $13.6 million, respectively, for which the related allowance for loan losses is $708 thousand and $2.0 million, respectively. As of December 31, 1999, 1998 and 1997, there were no impaired loans which did not have an allowance for loan losses determined in accordance with SFAS No. 114. The average recorded investment in impaired loans during the years ended December 31, 1999, 1998 and 1997, was approximately $9.0 million, $10.6 million, and $11.9 million, respectively. During 1999, the Company recognized interest income on those impaired loans of $402 thousand, which included $374 thousand of interest income recognized using the cash basis method of income recognition. During 1998, the Company recognized interest income on those impaired loans of $468 thousand, which included $400 thousand of interest income recognized using the cash basis method of income recognition. During 1997, the Company recognized interest income on those impaired loans of $895 thousand, which included $872 thousand of interest income recognized using the cash basis method of income recognition.

6. Mortgage Servicing Rights

      The following table is a summary of activity for mortgage servicing rights purchased and originated for the years ended December 31, 1999, 1998, and 1997:

(In thousands)                   Purchased     Originated      Total
                                 ------------------------------------

Balance at January 1, 1997        $2,983         $  938       $ 3,921
  Additions                        1,837            653         2,490
  Amortization                      (885)          (181)       (1,066)
  Sale of servicing                 (681)           (14)         (695)
                                  -----------------------------------
Balance at December 31, 1997      $3,254         $1,396       $ 4,650
  Additions                        1,244          1,981         3,225
  Amortization                      (985)          (376)       (1,361)
  Impairment reserve                (245)          (255)         (500)
  Sale of servicing                 (662)            (1)         (663)
                                  -----------------------------------
Balance at December 31, 1998      $2,606         $2,745       $ 5,351
  Additions                          435          1,446         1,881
  Amortization                      (852)          (625)       (1,477)
  Reduction of
   impairment reserve                 54             86           140
                                  -----------------------------------
Balance at December 31, 1999      $2,243         $3,652       $ 5,895
                                  ===================================

      The estimated fair value of the Company's capitalized mortgage servicing rights was $7.6 million at December 31, 1999 and $5.4 million at December 31, 1998.
      The mortgage servicing rights as of December 31, 1999 and 1998 relate to approximately $705.9 million and $625.1 million , respectively, of mortgage loans serviced for third parties. In addition, as of December 31, 1999 and 1998, the Company services approximately $213.2 million and $310.0 million, respectively, of mortgage loans sold to third parties for which there is no capitalized servicing asset on the Company's consolidated financial statements.

7. Premises, Equipment and Software

      A summary of premises, equipment and software is as follows:

                                             At December 31,
                                          ---------------------
(In thousands)                              1999         1998
                                          ---------------------

Land and land improvements                $  4,870     $  5,770
Buildings and improvements                  57,524       54,088
Equipment, fixtures and software            54,881       50,974
                                          ---------------------
      Total                                117,275      110,832
Less: accumulated depreciation and
 amortization                               66,474       59,896
                                          ---------------------
Premises, equipment and software, net     $ 50,801     $ 50,936
                                          =====================

      Depreciation and amortization expense was approximately $7.4 million, $6.7 million, and $6.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.
      Certain premises, equipment and software are leased under non-cancelable operating leases expiring periodically through the year 2027. Some of these leases contain one or more renewal options. Current non-cancelable operating leases generally require payment of real estate taxes and/or property maintenance costs in excess of specified minimum rental payments.
      Rental expense for premises, equipment and software was approximately $4.8 million, $3.8 million, and $3.5 million in 1999, 1998 and 1997, respectively. Required minimum annual rental payments on non-cancelable operating leases with original terms of one year or more consisted of the following at December 31, 1999:

      (In thousands)

      2000            $ 3,771
      2001              2,718
      2002              2,378
      2003              1,991
      2004              1,865
      Thereafter        6,528
                      -------
            Total     $19,251
                      =======

8. Other Real Estate Owned and Repossessed Assets

      Other real estate owned and repossessed assets consist of the following:

                                         At December 31,
                                         ---------------
(In thousands)                           1999      1998
                                         ---------------

Other real estate owned:
  Commercial                             $  -     $2,472
  Single family residential               393        591
  Multi-family                            119        179
  Land                                      -          5
                                         ---------------
      Total other real estate owned       512      3,247
                                         ---------------

In-substance foreclosure:
  Multi-family                              -         77
                                         ---------------
      Total in-substance foreclosure        -         77
                                         ---------------

Non real estate repossessed assets         85         11
                                         ---------------
      Total                              $597     $3,335
                                         ===============

9. Time Deposits

      The approximate amount of contractual maturities of time deposits for the years subsequent to December 31, 1999, is as follows:

      (In thousands)

      2000                          $1,016,610
      2001                             213,991
      2002                              25,990
      2003                              22,281
      2004                               8,672
      Thereafter                           821
                                    ----------
            Total time deposits     $1,288,365
                                    ==========

10. Short-Term Borrowed Funds

      As of December 31, 1999 and 1998, the Company had unused lines of credit amounting to approximately $160.5 million and $146.3 million, respectively, which are available primarily for overnight purchases of Federal funds from correspondent banks primarily on an as-available basis. Interest rates on Federal funds borrowings are determined by the federal funds market. In addition, as of December 31, 1999 and 1998, the Company had unused lines of credit with the Federal Home Loan Bank amounting to $361.1 million and $600.6 million, respectively.
      The Company enters into sales of securities under short-term, usually overnight, fixed coupon, repurchase agreements. Such agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities on the Company's consolidated balance sheets. During the period of such agreements, the underlying securities are transferred to a third party custodian's account that explicitly recognizes the Company's interest in the securities.

      The following table presents the detail of Banknorth's short-term borrowed funds and weighted average interest rates thereon for each of the last three years:

                                                               Securities
                                                 Federal       Sold under        Borrowings
                                                  Funds       Agreements to         from          Borrowings
(Dollars in thousands)                          Purchased      Repurchase       U.S. Treasury     from FHLB
                                                ------------------------------------------------------------

1999:
Ending balance                                  $     -         $213,505           $34,919         $265,000
Average amount outstanding                       14,486          201,400            15,186          117,466
Maximum amount outstanding at any month end      76,645          213,505            36,096          265,000
Weighted average interest rate:
  During year                                      5.38%            4.02%             4.51%            5.26%
  End of year                                         -             3.69              4.76             5.78

1998:
Ending balance                                  $30,445         $208,511           $12,678         $ 30,000
Average amount outstanding                        9,292          164,880            14,987          201,482
Maximum amount outstanding at any month end      30,445          208,511            31,046          307,000
Weighted average interest rate:
  During year                                      5.64%            4.49%             5.18%            5.59%
  End of year                                      5.48             3.55              4.12             5.54

1997:
Ending balance                                  $19,800         $144,924           $22,211         $263,000
Average amount outstanding                        7,769          142,527            12,570          226,720
Maximum amount outstanding at any month end      33,000          182,046            26,329          305,000
Weighted average interest rate:
  During year                                      5.89%            4.65%             5.20%            5.69%
  End of year                                      6.80             4.24              5.27             5.80

11. Long-Term Debt

      Long-term debt consists of secured term loans from the Federal Home Loan Bank in the amounts of $65.5 million and $66.1 million at December 31, 1999 and 1998, respectively, and $70 thousand and $8.3 million of unsecured debt from third party financial institutions at December 31, 1999 and 1998, respectively.
      The following table sets forth the final maturities, outstanding balances and weighted average interest rates of the long-term debt at December 31, 1999:

                                            Fixed
                              Fixed        Weighted
                              Rate         Average
Maturity                   Outstanding     Interest
Date                         Balance         Rate
---------------------------------------------------

(Dollars in thousands)
2000                         $ 6,070        5.96%
2001                          40,100        5.95
2002                              10        7.79
2003                           8,876        5.71
2004                             137        5.28
2005-2013                     10,297        6.83
                             -------------------
      Total                  $65,490        6.06%
                             ===================

      The borrowings from the Federal Home Loan Bank of Boston are secured by residential mortgage loans held in the Company's loan portfolio and certain securities not pledged elsewhere.
12. Income Taxes

      The components of income tax expense are as follows:

                           For the years ended December 31,
                           --------------------------------
(In thousands)              1999        1998        1997
                           --------------------------------

Current tax expense        $25,842     $17,272     $21,416
Deferred tax benefit        (2,283)     (2,757)     (1,255)
                           -------------------------------
      Total income tax
       expense             $23,559     $14,515     $20,161
                           ===============================

      Applicable income tax expense for financial reporting purposes differs from the amount computed by applying the statutory federal income tax rate to pre-tax income for the reasons noted in the table below:

(In thousands)                    1999        1998        1997
                                 -------------------------------

Expense at statutory
 federal tax rate                $27,333     $15,202     $21,692
Increases (decreases) in tax
 expense resulting from:
  Tax exempt income, net          (2,779)     (1,780)       (673)
  Acquisition costs                  105       2,217           0
  Reduction in valuation
   allowance                        (400)       (424)       (487)
  State income tax                   769         (46)        219
  Tax credits                     (1,913)     (1,158)       (933)
  Other, net                         444         504         343
                                 -------------------------------
  Income tax expense             $23,559     $14,515     $20,161
                                 ===============================

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 are presented below:

(In thousands)                                   1999        1998
                                                -------------------

Temporary deductible items:
Differences in reporting the
 provision for loan and lease losses
 and charge-offs                                $16,269     $15,933
Pension and deferred remuneration                10,284       9,618
Purchase accounting                               2,228       1,530
Deferred net loan and lease
 origination fees                                   359         410
Accrued medical benefits                            230         241
Other                                               784         743
                                                -------------------
      Total gross deferred tax assets            30,154      28,475
      Less valuation allowance                        -        (400)
                                                -------------------
      Deferred tax assets, net of valuation
       allowance                                 30,154      28,075

Temporary taxable items:
Lease financing                                   9,511       9,291
Depreciation                                        686         763
Mark-to-market for investments and
 loans                                              284         386
Prepaid expenses                                    647       1,043
Mortgage servicing rights                         1,035         982
Other                                             1,288       1,190
                                                -------------------
      Total gross deferred tax liabilities       13,451      13,655
                                                -------------------
      Net deferred tax asset at end of year      16,703      14,420
      Net deferred tax assets at beginning
       of year                                   14,420      11,663
                                                -------------------
Deferred tax benefit for the years
 ended December 31, 1999 and 1998               $ 2,283     $ 2,757
                                                ===================

      In addition to the deferred tax items shown in the table above, the Company also had a deferred tax asset of approximately $11.5 million at December 31, 1999, and a deferred tax liability of approximately $2.1 million at December 31, 1998, relating to the fair value adjustment on securities available for sale. The Company also had a deferred tax asset of approximately $90 thousand at both December 31, 1999 and 1998 related to minimum pension liability adjustments.
      Deferred tax assets are recognized subject to management's judgment that realization is more likely than not. Based on the sufficiency of temporary taxable items, historical taxable income, as well as estimates of future taxable income, management believes it is more likely than not that the deferred tax asset at December 31, 1999 will be realized.

13. Employee Benefit Plans

      The Corporation maintains a non-contributory defined benefit retirement and pension plan covering substantially all employees. Benefit payments to retired employees are based upon years of service, a percentage of qualifying compensation during the final years of employment and an average of social security maximum taxable earnings. The amounts contributed to the plan are determined annually by applicable regulations. Assets of the plan are primarily invested in listed stocks, common trust funds maintained by the Company's trust subsidiary, The Stratevest Group, N.A., corporate obligations and U.S. Government and Agency obligations. Prior to December 31, 1998, the Company maintained two non-contributory defined benefit retirement plans, the Evergreen Bancorp, Inc. Retirement Plan and the Banknorth Group, Inc. Retirement Plan. Effective January 1, 1999, the Company merged these two plans.
      The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets:

                                                   At December 31,
                                                 -------------------
(In thousands)                                    1999        1998
                                                 -------------------

Reconciliation of benefit obligation:
  Obligation at January 1                        $53,474     $43,049
  Service cost                                     2,562       2,502
  Interest cost                                    3,500       3,241
  Curtailment gain                                (2,577)          -
  Actuarial (gain) loss                           (5,655)      6,839
  Benefits paid                                   (2,270)     (2,157)
                                                 -------------------
  Obligation at December 31                       49,034      53,474
                                                 -------------------

Reconciliation of fair value of plan assets:
  Fair value of plan assets at January 1          53,847      47,029
  Actual return on plan assets                     3,924       8,078
  Employer contribution                                -         897
  Benefits paid                                   (2,270)     (2,157)
                                                 -------------------
  Fair value of plan assets at
   December 31                                    55,501      53,847
                                                 -------------------

  Funded status:
    Funded status at December 31                   6,467         373
    Unrecognized net actuarial gain               (9,338)     (4,636)
    Unrecognized prior service cost                  282         448
    Unrecognized net transition asset               (246)       (291)
                                                 -------------------
    Accrued benefit cost                         $(2,835)    $(4,106)
                                                 ===================

      Net pension costs recognized in the consolidated statements of income for the years ended December 31, 1999, 1998 and 1997, excluding the curtailment gain of $2.6 million in 1999, are summarized as follows:

(In thousands)                       1999        1998        1997
                                    -------------------------------

  Service cost                      $ 2,562     $ 2,502     $ 1,940
  Interest cost                       3,500       3,241       2,928
  Expected return on plan
   assets                            (4,752)     (4,147)     (3,528)
  Amortization of transition
   asset                                (45)       (125)       (124)
  Amortization of prior service
   cost                                  40          49          49
  Amortization of net gain                -         (75)       (135)
                                    -------------------------------
      Net periodic benefit cost     $ 1,305     $ 1,445     $ 1,130
                                    ===============================

      The actuarial assumptions used in determining the actuarial present value of projected benefit obligations as of December 31 were as follows:

                                     1999      1998      1997
                                     -------------------------

Weighted-average assumptions:
  Discount rate                      7.75%     6.75%     7.00%
  Expected return on plan assets     9.00%     9.00%     9.00%
  Rate of compensation increase      4.50%     4.50%     4.50%

      In addition, the Company provides a defined benefit post-retirement plan which provides medical benefits to substantially all employees, as well as life insurance benefits to a closed group of retirees. Active employees are only eligible for medical coverage from early retirement until age 65. Post-age 65 medical coverage and life insurance benefits are offered to a closed group of retirees. The post-retirement health care portion of the plan is contributory, with participant contributions adjusted annually and contains other cost-sharing features, such as deductibles and co-insurance. The funding policy of the plan is to pay claims and/or insurance premiums as they come due. The 1999 and 1998 accounting for the plan is based on the level of cost sharing as of January 1, 1999 and 1998, respectively. Prior to December 31, 1998, the Company maintained two defined benefit post-retirement plans. Effective January 1, 1999, the Company merged these plans.

      The following table presents the amounts recognized in the Company's consolidated balance sheets:

                                           At December 31,
                                         -------------------
(In thousands)                            1999        1998
                                         -------------------

Accumulated post-retirement benefit
 obligation:
  Obligation January 1                   $ 4,848     $ 4,695
  Service cost                               205         174
  Interest cost                              357         308
  Actuarial loss                             132          25
  Benefits paid                             (403)       (354)
                                         -------------------
  Obligation at December 31                5,139       4,848
                                         -------------------

Unfunded accumulated benefit
 obligation                               (5,139)     (4,848)
Unrecognized net gain                       (221)       (353)
Unrecognized prior service cost               48          47
Unrecognized transition obligation         3,165       3,408
                                         -------------------
Accrued post-retirement benefit cost     $(2,147)    $(1,746)
                                         ===================

      Net periodic post-retirement benefit cost recognized in the consolidated statements of income for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

(In thousands)                             1999     1998     1997
                                           ----------------------

Service cost                                205      174      155
Interest cost                               357      308      323
Amortization of transition obligation       243      244      243
Net amortization and deferral                 -      (11)     (17)
                                           ----------------------
  Net periodic post-retirement benefit
   cost                                    $805     $715     $704
                                           ======================

      The discount rate used in determining the accumulated post-retirement benefit obligation was 7.75%, 6.75% and 7.0% at December 31, 1999, 1998 and 1997, respectively.
      For measurement purposes, a 7.9 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 1999; the rate was assumed to decrease gradually down to 5.5% for fiscal 2005 and remain at the level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate one percentage point in each year would increase the accumulated post retirement benefit obligation as of December 31, 1999 by $454 thousand (or by 8.8%) and the aggregate of the service and interest cost components of the net periodic post-retirement benefit cost for fiscal 1999 by $62 thousand (or by 11.0%). Decreasing the assumed health care cost trend rate one percentage point in each year would decrease the accumulated post-retirement benefit obligation as of December 31, 1999 by $437 thousand (or by 8.5%) and the aggregate of the service and interest cost components of net periodic post-retirement benefit cost for fiscal 1999 by $53 thousand (or by 9.4%).
      The Company provides certain post-employment medical benefits to inactive employees and accounts for these benefits in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The charges to expense with respect to short-term disability for the years ended December 31, 1999, 1998 and 1997 were $317 thousand, $170 thousand and $171 thousand, respectively.
      In addition to the Company's non-contributory defined benefit retirement and pension plan, the Company provides a supplemental employee retirement plan to certain executives. The amount of liability recognized in the Company's consolidated balance sheets was $6.1 million and $6.6 million at December 31, 1999 and 1998, respectively. The charges to expense with respect to this plan amounted to $844 thousand, $2.3 million, and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Of the $2.3 million expense for 1998, $1.1 million is included in the one-time merger and acquisition expenses related to the accelerated vesting for certain Evergreen executives. The discount rate used in determining the actuarial present value of the projected benefit obligation was 7.75%, 6.75% and 7.0% at December 31, 1999, 1998 and 1997, respectively.
      The Company and its subsidiaries also have an Employee Savings Plan. The charges to expense with respect to this plan amounted to $844 thousand in 1999, $2.1 million in 1998, and $1.8 million in 1997. Evergreen previously provided an employee stock ownership plan (ESOP). As of January 1, 1999, the ESOP was merged into the Company's Employee Savings Plan. During 1999, 35,404 shares were used as a matching contribution for the Company's Employee Savings Plan.

14. Dividend Restrictions and Regulatory Requirements

Cash and Due From Banks
      Bank subsidiaries of Banknorth are required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in Cash and Due from Banks, was approximately $33.4 million and $24.3 million at December 31, 1999 and 1998, respectively.

Dividend Restrictions
      The Company's ability to pay dividends to its shareholders is largely dependent on the ability of its subsidiaries to pay dividends to the Company. Payment of dividends by Vermont-chartered banks is subject to applicable state and federal laws. Similarly, payment of dividends by national banks is subject to applicable federal law. National banks must obtain the approval of the Office of the Comptroller of the Currency for the payment of dividends if the total of all dividends declared in any calendar year would exceed the total of the bank's net profits, as defined by applicable regulations, for that year, combined with its retained net profits for the preceding two years. Furthermore, a national bank may not pay a dividend in an amount greater than its undivided profits then on hand after deducting its losses and bad debts, as defined by applicable regulations.
      Dividends paid by subsidiaries are the primary source of funds available to Banknorth for payment of dividends to its shareholders, for debt service, for expense related to capital securities, and other working capital needs. Various laws and regulations restrict the ability of banks to pay dividends to their shareholders. As of December 31, 1999, banking subsidiaries were able to declare dividends to Banknorth in 2000, without regulatory approval, of approximately $21.8 million plus an additional amount equal to the net profits, as defined in the applicable regulations, for 2000 through the date of any such dividend declarations, less any required transfer to surplus.
      In November 1998, in order to purchase the Berkshire branches from BankBoston, the Company redeployed accumulated capital of $21.8 million from certain of its subsidiary banks. Because the special dividend exceeded applicable regulatory limitations, the Company obtained approval from the applicable regulatory agencies for the payment of that portion of the dividend which exceeded such regulatory limitations.
      Additionally, in connection with the Evergreen merger, Evergreen Bank paid a special dividend to the parent company. As the special dividend exceeded applicable regulatory limitations, Evergreen Bank obtained approval from the OCC for the payment of that portion of the dividend which exceeded such regulatory limitations.
      Payment of these special dividends may restrict the dividend paying capacity of the subsidiary banks. The payment of dividends by the Company in the future will require the generation of sufficient future earnings by the subsidiary banks.

Regulatory Capital Requirements
      Regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at December 31, 1999, the Company's subsidiary banks were required to maintain a minimum leverage ratio of Tier I capital to total adjusted quarterly average assets of 4.00%; and minimum ratios of Tier I capital and total capital to risk weighted assets of 4.00% and 8.00%, respectively. The Federal Reserve Board ("FRB") has adopted similar requirements for the consolidated capital of bank holding companies.
      Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on an institution's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, under capitalized, significantly under capitalized, and critically under capitalized. Generally, an institution is considered well capitalized if it has a Tier I (leverage) capital ratio of at least 5.0% (based on total adjusted quarterly average assets), a Tier I risk based capital ratio of at least 6.0%, and a total risk based capital ratio of at least 10.0%.
      The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulatory authorities about capital components, risk weighting and other factors.
      As of December 31, 1999, the Company, on a consolidated basis, met all capital adequacy requirements to which it is subject. Further, all the Company's subsidiary banks, with the exception of First Massachusetts Bank, met all capital adequacy requirements for classification as well-capitalized institutions. Due to the acquisition of Berkshire branch offices by First Massachusetts Bank in the fourth quarter of 1998, this subsidiary has been placed in the adequately-capitalized classification.
      The following is a summary of the Company's significant subsidiary banks' and the Company's (on a consolidated basis) actual capital amounts and ratios as of December 31, 1999 and 1998, compared to the required ratios for minimum capital adequacy and for classification as a well-capitalized institution:

At December 31, 1999
                                                               Regulatory
                                                           Ratio Requirements
                                                       ---------------------------
                                                                         For
                                     Actual            Minimum      Classification
                               -------------------     Capital         as Well
(Dollars in thousands)         Amount       Ratio      Adequacy      Capitalized
                               ---------------------------------------------------

Tier I (leverage) Capital:
  Evergreen Bank, N.A.         $ 71,553      6.18%      4.00%            5.00%
  The Howard Bank, N.A.          62,558      7.71       4.00             5.00
  First Massachusetts
   Bank, N.A.                    62,529      6.04       4.00             5.00
  First Vermont Bank and
   Trust Co.                     58,878      7.79       4.00             5.00
  Banknorth Group, Inc.
   (consolidated)               320,319      7.18       4.00

Tier I Risk Based Capital:
  Evergreen Bank, N.A.         $ 71,553      9.91%      4.00%            6.00%
  The Howard Bank, N.A.          62,558      9.81       4.00             6.00
  First Massachusetts
   Bank, N.A.                    62,529      8.43       4.00             6.00
  First Vermont Bank and
   Trust Co.                     58,878      9.40       4.00             6.00
  Banknorth Group, Inc.
   (consolidated)               320,319      9.85       4.00

Total Risk Based Capital:
  Evergreen Bank, N.A.         $ 80,611     11.17%      8.00%           10.00%
  The Howard Bank, N.A.          70,551     11.06       8.00            10.00
  First Massachusetts
   Bank, N.A.                    71,801      9.69       8.00            10.00
  First Vermont Bank and
   Trust Co.                     66,721     10.65       8.00            10.00
  Banknorth Group, Inc.
   (consolidated)               361,046     11.10       8.00

At December 31, 1998
                                                               Regulatory
                                                           Ratio Requirements
                                                       ---------------------------
                                                                         For
                                     Actual            Minimum      Classification
                               -------------------     Capital         as Well
(Dollars in thousands)         Amount       Ratio      Adequacy      Capitalized
                               ---------------------------------------------------

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

Preferred Share Purchase Rights
      On November 27, 1990, the Board of Directors adopted a Rights Agreement and declared a dividend distribution of one common share purchase right on each outstanding share of common stock, payable on, and to shareholders of record as of, such date. On June 23, 1998, the Board of Directors of the Company amended the Rights Agreement and the Rights so as to constitute preferred share purchase rights ("Rights"). Each such Right entitles the registered holder to purchase from the Company (if and when the rights become exercisable) a one one-hundredth interest in a share of Series C Junior Participating Preferred Stock, without par value (the "Preferred Shares"), of the Company, at a price of $125 per one one-hundredth interest in a Preferred Share (the "Purchase Price"), subject to adjustment in certain circumstances. The amended Rights Agreement also provides that shares of common stock issued after November 27, 1990 will have Share Purchase Rights associated with them to the same extent as the shares outstanding on such date. The Rights expire on November 27, 2005, unless the expiration date is extended, or the Rights are earlier redeemed.
      Rights become exercisable 10 days after a person or group acquires 20% or more of the Company's common stock, or ten business days (or such later date as may be determined by the Board of Directors prior to a person or group acquiring 20% or more of the Company's common stock) after a person or group announces an offer, the consummation of which, would result in such person or group owning 20% or more of the common stock (even if no purchases actually occur). Until the Rights become exercisable, they are to be evidenced by the certificates representing the Company's outstanding common shares. Once exercisable, the Rights are to be evidenced by separate certificates.
      Preferred Shares purchasable upon exercise of the Rights will not be redeemable and will be entitled to certain dividend and liquidation preferences over the Company's common shares.
      Following the acquisition by any person or group of 20% or more of the Company's common stock, but only prior to the acquisition by a person or group of a 50% stake, the Board of Directors will have the right to exchange the Rights (other than Rights held by such person or group), in whole or in part, for one share of common stock per right or one one-hundredth of a Preferred Share (or of a share of a class or series of the Company's preferred stock having equivalent rights, preferences and privileges), per Right (subject to adjustment).
      If the Company is involved in a merger or other business combination at any time after a person or group has acquired 20% or more of the Company's common stock, the Rights will entitle the holder to buy a number of shares of common stock of the acquiring company having a market value of twice the exercise price of each right.
      Prior to the acquisition by a person or group of 20% or more of the Company's common stock, at the option of the Board of Directors the Rights are redeemable for one cent per Right. The Board of Directors is also authorized to reduce the 20% threshold to not less than 10%.
      In connection with the execution of the Company's merger agreement with Peoples Heritage Financial Group, Inc., the Company amended the Rights Agreement to provide that none of the execution and delivery of the merger agreement, or the related stock option agreement in favor of Peoples Heritage, or the consummation of the transactions contemplated thereby, will have any consequences for purposes of the Rights Agreement.

16. Earnings Per Share

      The following table provides calculations of basic and diluted earnings per share:

                                                                  For the years ended December 31,
                                   ----------------------------------------------------------------------------------------------
                                               1999                            1998                            1997
                                             Weighted                        Weighted                        Weighted
(Dollars in thousands, except        Net     Average    Per Share    Net     Average    Per Share    Net     Average    Per Share
for share and per share data)      Income     Shares     Amount    Income     Shares     Amount    Income     Shares     Amount
                                   ----------------------------------------------------------------------------------------------

Basic earnings per share           $54,536  23,435,122    $2.33    $28,920  23,277,560    $1.24    $41,816  23,705,320    $1.76
                                   ----------------------------------------------------------------------------------------------

Effect of dilutive securities:
Stock options                                  269,088                         363,645                         312,470
Restricted stock awards                         30,381                          28,335                          25,010
                                   ----------------------------------------------------------------------------------------------

Diluted earnings per share         $54,536  23,734,591    $2.30    $28,920  23,669,540    $1.22    $41,816  24,042,800    $1.74
                                   ==============================================================================================

      Options to purchase 303,944 shares of common stock at a weighted-average exercise price of $35.13 were outstanding during 1999 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the shares.
      Options to purchase 81,018 shares of common stock at a weighted-average exercise price of $36.25 were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the shares.

17. Guaranteed Preferred Beneficial Interests in
    Corporation's Junior Subordinated Debentures

      On May 1, 1997, Banknorth established Banknorth Capital Trust I (the "Trust") which is a statutory business trust formed under Delaware law upon filing a certificate of trust with the Delaware Secretary of State. The Trust exists for the exclusive purposes of (i) issuing and selling 30 year guaranteed preferred beneficial interests in Corporation junior subordinated debentures ("capital securities") in the aggregate amount of $30.0 million at 10.52%, (ii) using the proceeds from the sale of the capital securities to acquire the junior subordinated debentures issued by the Parent Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto. The junior subordinated debentures are the sole assets of the Trust and, accordingly, payments under the corporation obligated junior debentures are the sole revenue of the Trust. All of the common securities of the Trust are owned by the Parent Company. The Parent Company has used the net proceeds from the sale of the capital securities for general corporate purposes. The capital securities, with associated expense that is tax deductible, qualify as Tier I capital under regulatory definitions. The Company's primary sources of funds to pay interest on the debentures owed to the trust are current dividends from subsidiary banks and interest income on loans made by the Parent Company to certain of its subsidiary banks. Accordingly, the Parent Company's ability to service the debentures is dependent upon the continued ability of the subsidiary banks to pay dividends and service their debt obligations to the Parent Company.
      Since the capital securities are not classified as debt for financial statement purposes, the expense associated with the capital securities is recorded as non-interest expense on the consolidated statements of income.

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

Stock Options
      The exercise price of each option equals the market price of the Company's stock on the date of grant, and an option's maximum term is ten years. Options vest over a two year period from the date the options are granted. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option awards and, accordingly, no compensation cost has been recognized for its stock option awards ("awards") in the consolidated statements of income.
      A summary of the status of the Company's fixed stock options as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates is presented below:

                                                1999                       1998                       1997
                                       ----------------------------------------------------------------------------
                                                     Weighted                   Weighted                   Weighted
                                                     Average                    Average                    Average
                                                     Exercise                   Exercise                   Exercise
Fixed Options                           Shares        Price        Shares        Price        Shares        Price
-------------------------------------------------------------------------------------------------------------------

Outstanding at beginning of year       1,212,482      $19.88      1,191,289      $15.37      1,182,089      $12.42
Granted                                  278,000       33.56        289,650       32.13        328,727       21.94
Exercised                               (217,633)      16.81       (255,457)      12.76       (272,304)      10.14
Forfeited                                 (6,258)      33.39        (13,000)      19.91        (47,223)      17.34
                                       ---------------------------------------------------------------------------
Outstanding at end of year             1,266,591       23.37      1,212,482       19.88      1,191,289       15.37
                                       ===========================================================================

Options exercisable at end of year       804,494                    617,730                    608,712
                                       ===========================================================================

Weighted-average fair value of
 options granted during the year       $    9.74                  $    7.69                  $    5.09
                                       ===========================================================================

      The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                     Options Outstanding                   Options Exercisable
                          ------------------------------------------     ------------------------
                                          Weighted Avg.     Weighted                     Weighted
                                            Remaining       Average                      Average
         Range of           Number         Contractual      Exercise       Number        Exercise
      Exercise Prices     Outstanding         Life           Price       Exercisable      Price
      -------------------------------------------------------------------------------------------

        $4.50 to 8            43,150       3.7  Years        $ 7.52         43,150        $ 7.52
            8 to 12          138,140       4.3                 9.59        138,140          9.59
           12 to 17          263,900       6.2                14.61        263,900         14.61
           17 to 27          328,024       7.7                21.73        328,024         21.73
           27 to 37          493,377       9.1                34.39         31,280         30.74
                           ---------------------------------------------------------------------
        $4.50 to 37        1,266,591       7.4               $23.37        804,494        $16.90
                           =====================================================================

      Had the Company recorded compensation cost under SFAS No. 123 based on the fair value of the stock options at the grant date, the Company's consolidated net income and basic and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

      (In thousands, except per share data)          1999        1998        1997
                                                    -------------------------------

      Net income                    As reported     $54,536     $28,920     $41,816
                                    Pro forma        53,244      28,172      41,211

      Basic earnings per share      As reported     $  2.33     $  1.24     $  1.76
                                    Pro forma          2.27        1.21        1.74
      Diluted earnings per share    As reported        2.30        1.22        1.74
                                    Pro forma          2.24        1.19        1.71

      The fair value of each award grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                             July        July       December      July
                             1999        1998         1997        1997
                            -------------------------------------------

Dividend yield               2.45%       2.35%       2.26%        2.61%

Expected volatility         30.58%      25.95%      18.28%       20.55%

Risk-free interest rate      5.86%       4.50%       6.00%        5.50%

Expected life               5 years     5 years     5 years      5 years

      In connection with the proposed merger with PHFG, expected to be consummated in 2000, all unvested stock options will immediately vest.

Restricted Stock Awards
      Additionally, variable restricted stock awards were granted in each year since 1992, along with restricted stock units worth 50% of the value of the underlying shares, to executive officers chosen by the Corporation's Board of Directors. At December 31, 1999, restricted stock awards outstanding amounted to 77,500 shares. The following are the terms of the restricted stock awards granted:

July 29, 1999:  Variable restricted stock awards of 19,500 shares were granted and are outstanding as of December 31, 1999. Vesting for the 1999 shares and the units requires continuous service through July 29, 2004. In addition, vesting of 25% of both the shares and the units occurs for the 1999 awards each year between 1999 and 2003 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

July 28, 1998:  Variable restricted stock awards of 7,000 shares were granted, 800 shares were forfeited during 1999, and 6,200 shares are outstanding as of December 31, 1999. Vesting for the 1998 shares and the units requires continuous service through July 28, 2003. In addition, vesting of 25% of both the shares and the units occurs for the 1998 awards each year between 1998 and 2002 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

July 22, 1997:  Variable restricted stock awards of 13,000 shares were granted, 2,000 shares were forfeited and 11,000 shares are outstanding as of December 31, 1999. Vesting for the 1997 shares and the units requires continuous service through July 22, 2002. In addition, vesting of 25% of both the shares and the units occurs for the 1997 awards each year between 1997 and 2001 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

July 23, 1996:  Variable restricted stock awards of 22,800 shares were granted, 3,000 shares were forfeited during 1999, and 19,800 shares are outstanding as of December 31, 1999. Vesting for the 1996 shares and the units requires continuous service through July 23, 2001. In addition, vesting of 25% of both the shares and the units occurs for the 1996 awards each year between 1996 and 2000 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

July 25, 1995:  Variable restricted stock awards of 25,000 shares were granted, 4,000 shares were forfeited during 1999, and 21,000 shares are outstanding as of December 31, 1999. Vesting for the 1995 shares and the units requires continuous service through July 25, 2000. In addition, vesting of 25% of both the shares and the units occurs for the 1995 awards each year between 1995 and 1999 in which the return on average equity is equal to or greater than 13% and return on average assets is equal to or greater than 1.1% to a maximum vesting of 100%.

July 26, 1994:  Variable restricted stock awards of 21,000 shares were granted, 3,000 shares were forfeited during 1994, and the remaining 18,000 shares were fully vested on July 26, 1999.

      No restrictions are removed on any of the above noted stock awards until the end of the required continuous service period. If participants are not employees at the end of the continuous service period, all awards are forfeited. For the years ended December 31, 1999, 1998, and 1997, compensation expense related to these restricted stock awards and units amounted to $140 thousand, $1.1million, and $1.3 million, respectively.
      In connection with the proposed merger with PHFG, expected to be consummated in 2000, all unvested restricted stock awards will immediately vest.

19. Commitments, Off-Balance Sheet Risk and Contingent Liabilities

Commitments and Off-Balance-Sheet Risk
      Banknorth and its subsidiaries are parties to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to facilitate asset/liability management. These financial instruments include interest rate swaps, floors and corridors, commitments to extend credit, unused lines of credit, letters of credit, standby letters of credit, and loans sold with recourse. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the consolidated balance sheet. The contract or notional amount of these instruments reflect the extent of involvement the Corporation has in particular instruments.
      The maximum exposure to credit loss in the event of complete non-performance by the other party to the financial instruments, and any collateral or guarantees which prove to be of no value, for commitments to extend credit, letters of credit, standby letters of credit and loans sold with recourse is represented by the contractual or notional amount of these instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
      Unless otherwise noted, the Corporation does not require collateral or other security to support off-balance-sheet financial instruments with credit risk.
      Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain of the commitments and lines of credit are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case by case basis. The amount and type of collateral deemed necessary upon extension of credit is based upon management's credit evaluation and is consistent with existing credit policies for collateral of on-balance-sheet instruments. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, income producing commercial properties, and residential real estate.
      The Company may enter into rate lock agreements, which fix the interest rate at which the loan, if ultimately made, will be originated. Such agreements may be made with borrowers with whom commitments to extend credit have been made, as well as with individuals who have applied for mortgage loans and have not yet received a commitment. These rate lock agreements expose the Company to interest rate risk given the possibility that rates may change between the date of the rate lock agreements and the date that the related loans, if ultimately originated, are sold. In addition, the portfolio of mortgage loans held for sale expose the Company to interest rate risk. At December 31, 1999 and 1998, the Company had rate lock agreements (certain of which relate to loan applications for which no formal commitment has been made) and mortgage loans held for sale amounting to approximately $26.3 million, and $57.0 million, respectively. In order to limit the interest rate risk associated with rate lock agreements as well as the interest rate risk associated with mortgage loans held for sale, the Company enters into various agreements to sell loans in the secondary mortgage market at fixed prices. Banknorth and its subsidiaries have outstanding various commitments to sell real estate mortgages amounting to approximately $25.7 million at December 31, 1999, and $49.1 million at December 31, 1998.
      Letters of credit and standby letters of credit are conditional commitments issued by the Corporation to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will likely expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Corporate policies governing loan collateral apply to letters of credit and standby letters of credit at time of credit extension.
      The Corporation has sold mortgage loans where the investor has limited recourse to the Corporation as issuer. These loans represent normal exposure to credit loss exhibited by residential mortgage loans. Generally, the mortgage notes are secured by liens on the real estate and by private mortgage insurance where the loan to value ratio exceeds 80% at the time of extension of credit.
      Certain mortgage loans are written on an adjustable basis and include interest rate caps, which limit annual and lifetime increases in the interest rates on such loans. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and a lifetime rate increase cap of 5% to 6%. Interest rates charged on home equity lines of credit are also capped. The home equity interest rate cap is 18% for the Company. In addition, other consumer loans are subject to statutory interest rate ceilings as imposed by the State of Vermont and State of New York. No statutory interest rate ceilings on consumer loans are imposed by the States of New Hampshire or Massachusetts. At December 31, 1999, the State of Vermont imposed ceilings ranged from 18% to 24% depending on the loan amount and underlying collateral on consumer loans. The State of New York imposes ceilings of 16% to 25% depending on the type of consumer loan. These caps expose the Corporation to interest rate risk should market rates increase above these limits. As of December 31, 1999 and 1998, $533.0 million and $504.3 million of loans had interest rate caps.

      Financial instruments with off-balance-sheet credit risk are as follows:

                                                                             As of December 31, 1999
                                                                      -------------------------------------
(In thousands)                                                         Fixed       Variable        Total
                                                                      -------------------------------------

Financial instruments whose contract amounts represent maximum credit risk-Non-trading instruments:
  Commitments to extend credit for mortgage loans held for sale       $11,142     $    9,740     $   20,882
  Commitments to extend credit                                         16,396         67,274         83,670
  Unused lines of credit                                                    -        883,607        883,607
  Letters of credit and standby letters of credit                           -         77,984         77,984
  Mortgage loans sold with recourse                                       772             80            852
                                                                      -------------------------------------
      Total non-trading instruments                                   $28,310     $1,038,685     $1,066,995
                                                                      -------------------------------------

Financial instruments whose notional amounts exceed the amount of credit risk:
  Interest rate swap agreements (pay fixed)                           $50,000     $        -     $   50,000
                                                                      =====================================
  Interest rate floor agreements (pay variable)                       $     -     $  295,000     $  295,000
                                                                      =====================================
  Interest rate corridor agreements (pay fixed)                       $50,000     $        -     $   50,000
                                                                      =====================================

                                                                             As of December 31, 1998
                                                                      -------------------------------------
(In thousands)                                                         Fixed       Variable        Total
                                                                      -------------------------------------

Financial instruments whose contract amounts represent maximum credit-Non-trading instruments:
  Commitments to extend credit for mortgage loans held for sale       $30,307     $    5,007     $   35,314
  Commitments to extend credit                                         36,009        115,634        151,643
  Unused lines of credit                                                    -        751,428        751,428
  Letters of credit and standby letters of credit                           -         76,568         76,568
  Mortgage loans sold with recourse                                     1,096            520          1,616
                                                                      -------------------------------------
      Total non-trading instruments                                   $67,412     $  949,157     $1,016,569
                                                                      =====================================

Financial instruments whose notional amounts exceed the amount of credit risk:
  Interest rate swap agreements (pay fixed)                           $50,000     $        -     $   50,000
                                                                      =====================================
  Interest rate floor agreements (pay variable)                       $     -     $  295,000     $  295,000
                                                                      =====================================
  Interest rate corridor agreements (pay fixed)                       $50,000     $        -     $   50,000
                                                                      =====================================

Interest Rate Hedging Contracts
      Interest rate hedging transactions generally involve the exchange of fixed and variable rate interest payment obligations without the exchange of the underlying principal (or notional) amounts. The Corporation's swaps, corridors and floors are used as an interest rate risk management tool to correct imbalances between the re-pricing characteristics of certain interest-earning assets and certain interest-bearing liabilities, thus protecting net interest income from adverse changes in interest rates.
      The Corporation is exposed to risk should the counterparty default in its responsibility to pay interest under the terms of the agreement. However, Banknorth minimizes this risk by performing normal credit reviews on the counterparties and by limiting its exposure to any one counterparty. Notional principal amounts are a measure of the volume of agreements transacted, but the level of credit risk is significantly less. As of December 31, 1999, the Company does not expect any counterparties to fail to meet their obligations.
      The following provides information related to interest rate hedging instruments as of December 31, 1999 and 1998 and for the years then ended:

(Dollars in thousands)                  1999         1998
                                      ---------------------

Interest Rate Swap Contracts:
  Notional amount at end of
   year                               $ 50,000     $ 50,000
  Average notional amount
   during the year                      50,000       20,274
  Fair value at year-end                 1,749          292
  Weighted average rate paid
   at end of year                         4.99%        4.99%
  Weighted average rate
   received at end of year                6.15%        5.18%

Interest Rate Floor Contracts:
  Notional amount at end of
   year                               $295,000     $295,000
  Average notional amount
   during the year                     295,000      295,000
  Carrying value at end of
   year                                    355          920
  Fair value at year-end                    (1)       3,057
  Weighted average rate paid
   at end of year                         6.16%        5.29%
  Weighted average rate received
   at end of year                         6.50%        5.99%

Interest Rate Corridor Contracts:
  Notional amount at end of
   year                               $ 50,000     $ 50,000
  Top/bottom rate of corridor
   at end of year                     6.0%/7.0%    6.0%/7.0%
  Average notional amount
   during the year                    $ 50,000     $  1,370
  Carrying value at end of year            313          393
  Fair value at year-end                   898          440

      The maturity of the floor contracts is $150 million in 2000 and $145 million in 2001. The maturity of the swap contracts is $16 million in 2001 and $34 million in 2002. All corridor contracts will mature in 2003.

Data Processing Contract
      Effective June 24, 1998, the Company entered into a facilities management contract with a third-party data processing company. Under terms of the facilities management contract, as of December 31, 1999, the Company will pay a minimum of $3.4 million for the remainder of the contract, which expires in December 2000. In addition, fees will be adjusted annually for inflation, based upon the Consumer Price Index for all Urban Consumers-All Items, and based upon actual increases of certain expenditures made on behalf of the Company by the third-party data processing company, with no increase to exceed eight percent, or be less than two percent.

Contingent Liabilities
      The Corporation has a self-insurance plan, which covers both medical and dental benefits for employees. Under the terms of the plan, the Company pays up to a maximum of $100 thousand per employee per year on medical claims.
      In the ordinary course of business there are various legal proceedings pending against Banknorth and its subsidiaries. After consultation with outside counsel, management considers that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on Banknorth's consolidated financial position.

20. Fair Value of Financial Instruments

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
      Fair value estimates are based on existing on and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, the Company has a substantial trust and investment management operation that contributes net fee income annually. The trust and investment management operation is not considered a financial instrument, and its value has not been incorporated into the fair value estimates. Other significant assets and liabilities include the mortgage banking operation, benefits resulting from the low-cost funding of deposit liabilities as compared to the cost of borrowing funds in the market, and premises and equipment and software. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimate of fair value.

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

Securities Available for Sale and Investment Securities Held to Maturity
      The securities portfolios are financial instruments, which are usually traded in broad markets. Fair values are based upon market prices and dealer quotations. If a quoted market price is not available for a particular security, the fair value is determined by reference to quoted market prices for securities with similar characteristics.

Loans Held for Sale
      Estimated fair value of loans held for sale is determined based upon outstanding commitments from investors or current market prices for amounts with no sales commitments.

Loans and Leases
      Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type including commercial, financial and agricultural, commercial real estate, construction and land development, residential real estate, credit card and lease receivables and other installment loans. Each loan category is further segmented into fixed and variable interest rate terms and performing and non-performing categories.
      The estimated fair value of performing loans, except the portfolio of residential mortgage loans and credit card receivables, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the respective loan portfolio. The estimate of maturity is based on the Company's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.
      Estimated fair value for non-performing loans is based on recent external appraisals of the collateral or estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.
      The fair value estimate for credit card receivables is based on the carrying value of existing loans. Given the repricing frequency of this portfolio, the estimated fair value is expected to approximate the carrying value. This estimate does not include the value that relates to estimated cash flows from new loans generated from existing cardholders over the remaining life of the portfolio.
      Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the estimated fair value would be indicative of the value negotiated in an actual sale.

Interest Rate Swap, Floor and Corridor Agreements
      The estimated fair value of interest rate swap, floor and corridor agreements are obtained from dealer quotes. These values represent the estimated amount the Company would receive or pay to terminate the agreements, taking into account current interest rates and, when appropriate, the current creditworthiness of the counterparties.

Deposit Liabilities
      The estimated fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, NOW and money market accounts, is regarded to be the amount payable on demand. The estimated fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities as compared to the cost of borrowing funds in the market.

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

Table of Financial Instruments
      The carrying value and estimated fair values of financial instruments were as follows:

                                                                       December 31, 1999             December 31, 1998
                                                                   -------------------------------------------------------
                                                                                  Estimated                     Estimated
                                                                    Carrying         Fair         Carrying         Fair
(In thousands)                                                       Amount         Value          Amount         Value
                                                                   -------------------------------------------------------

Financial Assets:
  Cash and due from banks                                          $  148,057     $  148,057     $  164,826     $  164,826
  Money market investments                                             25,790         25,790          4,900          4,900
  Securities available for sale                                     1,155,022      1,155,022      1,127,865      1,127,865
  Loans held for sale                                                  15,098         15,162         42,996         43,321
  Investment securities held to maturity                               15,819         15,880         20,545         21,606
  Loans and leases                                                  3,009,997      2,972,210      2,837,106      2,842,959
    Less: Allowance for loan and lease losses                          47,177              -         44,537              -
                                                                   -------------------------------------------------------
  Net loans and leases                                              2,962,820      2,972,210      2,792,569      2,842,959
  Accrued interest receivable                                          22,762         22,762         21,244         21,244
  Interest rate swap, floor & corridor agreements                         668          2,646          1,313          3,789

Financial Liabilities:
  Deposits:
    Demand, NOW, savings and money market accounts                 $2,307,379     $2,307,379     $2,366,122     $2,366,122
    Time deposits                                                   1,288,365      1,290,452      1,273,375      1,277,906
    Short-term borrowed funds                                         513,424        513,424        281,634        281,634
    Long-term debt                                                     65,490         64,540         74,325         76,158
    Accrued interest payable                                            7,635          7,635          7,101          7,101
    Guaranteed preferred beneficial interests in Corporation's
     junior subordinated debentures                                    30,000         31,501         30,000         34,284

Commitments to Extend Credit, Unused Lines of Credit, Letters of Credit,
 Standby Letters of Credit and Financial Guarantees
      These financial instruments generally are not sold or traded, and estimated fair values are not readily available. However, the fair value of commitments to extend credit and unused lines of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For loan commitments and unused lines of credit for which the Company has locked in an interest rate, estimated fair value also considers the difference between current levels of interest rates and the committed rates. As of December 31, 1999 and 1998, the fair value was estimated at $92 thousand and $93 thousand for commitments to extend credit and $89 thousand and $87 thousand for unused lines of credit, respectively. The estimated fair value of financial guarantees, such as mortgage loans sold with recourse, letters of credit and standby letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The estimated fair value of such financial guarantees as of December 31, 1999 and 1998 were $1.7 million in both years.

21. Parent Company Only Financial Statements

      The following information presents the financial position of Banknorth Group, Inc. (Parent Company) at December 31, 1999 and 1998 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 1999:

BALANCE SHEETS

                                                                               December 31,
                                                                           ---------------------
(In thousands)                                                               1999         1998
                                                                           ---------------------

Assets
  Cash and due from subsidiary banks                                       $    157     $     76
  Interest-bearing deposits with banks                                       10,216            -
  Securities purchased under agreements to resell to a subsidiary bank       12,250       18,317
                                                                           ---------------------
      Cash and cash equivalents                                              22,623       18,393
  Investment in equity of bank subsidiaries                                 345,824      333,860
  Investment in equity of non-bank subsidiaries                               1,376        1,268
  Securities available for sale, at fair value                                4,535        6,039
  Premises, equipment and software, net                                       7,389       11,601
  Other assets                                                                4,951       10,270
                                                                           ---------------------
      Total assets                                                         $386,698     $381,431
                                                                           =====================

Liabilities & Shareholders' Equity
  Long-term debt                                                           $     70     $  8,263
  Other liabilities                                                          14,403       20,978
  Liability to trust subsidiary related to capital securities                30,928       30,928
      Total shareholders' equity                                            341,297      321,262
                                                                           ---------------------
      Total liabilities & shareholders' equity                             $386,698     $381,431
                                                                           =====================

STATEMENTS OF INCOME

                                                                                          Years Ended December 31,
                                                                                      --------------------------------
(In thousands)                                                                         1999         1998        1997
                                                                                      --------------------------------

Income:
  Dividends from bank subsidiaries                                                    $23,035     $ 62,559     $25,848
  Service fees paid by subsidiaries                                                    41,380       33,875      32,685
  Interest income on loans from bank subsidiaries                                           -          397       1,025
  Other interest income                                                                 1,094        1,259       1,047
  Net securities transactions                                                               -          164         220
  Other income                                                                          2,249        2,133       2,069
                                                                                      --------------------------------
      Total income                                                                     67,758      100,387      62,894

Expenses:
  Compensation                                                                        18,420        16,067      15,459
  Employee benefits                                                                    4,282         3,616       4,192
  Net occupancy                                                                        2,973         2,161       2,005
  Equipment and software                                                               4,496         4,004       4,002
  Printing and supplies                                                                1,083         1,003       1,123
  Legal and other professional                                                         2,147         1,703       1,609
  Data processing                                                                      5,537         4,541       4,895
  Directors' fees and expenses                                                           980           857         895
  Communications                                                                         658           545         521
  Training and education                                                                 522           617         591
  Postage                                                                              1,261           745         899
  Interest                                                                               424           714         922
  Interest on liability to trust subsidiary related to capital securities              3,254         3,254       2,169
  Merger and acquisition related expenses                                                932         7,293           -
  Other expenses                                                                       4,335         2,294       2,193
                                                                                     ---------------------------------
      Total expenses                                                                  51,304        49,414      41,475
  Income before income tax benefit and equity in undistributed (distributions in
   excess of) income of subsidiaries                                                  16,454        50,973      21,419
Income tax benefit                                                                    (2,045)       (2,070)     (1,707)
                                                                                     ---------------------------------
Income before equity in undistributed (distributions in excess of) income of bank
 subsidiaries                                                                         18,499        53,043      23,126
Equity in undistributed (distributions in excess of) income of bank
subsidiaries                                                                          35,860       (24,135)     18,630
Equity in undistributed income of non-bank subsidiaries                                  177            12          60
                                                                                     ---------------------------------
Net income                                                                           $54,536      $ 28,920     $41,816
                                                                                     =================================

STATEMENTS OF CASH FLOW

                                                                                             Years Ended December 31,
                                                                                        ----------------------------------
(In thousands)                                                                            1999         1998         1997
                                                                                        ----------------------------------

Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
  Net income                                                                            $ 54,536     $ 28,920     $ 41,816
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization of premises, equipment and software                      1,708        1,826        1,711
    Amortization of employee restricted stock, net                                           116          797          769
    Issuance of restricted stock units under directors' deferred compensation
     plan, net                                                                               552          348          100
    Net securities transactions                                                                -         (164)        (220)
    Increase (decrease) in interest payable                                                   12          (25)         (10)
    Decrease (increase) in other assets                                                    5,701       (1,031)      (7,933)
    Increase (decrease) in accrued expense and other liabilities                          (6,587)       5,688        4,731
    ESOP compensation expense                                                                394          177          168
    Equity in undistributed (distributions in excess of) income of subsidiaries          (36,037)      24,123      (18,690)
                                                                                        ----------------------------------
      Total adjustments                                                                  (34,141)      31,739      (19,374)
                                                                                        ----------------------------------
      Net cash provided by operating activities                                           20,395       60,659       22,442
                                                                                        ----------------------------------

Cash flows from investing activities:
  Proceeds from maturity of securities available for sale                                      -        4,556        1,346
  Proceeds from sale of securities available for sale                                      1,432        4,478          325
  Purchase of securities available for sale                                                    -            -      (15,963)
  Decrease (increase) in loans to subsidiaries                                                 -       10,438      (11,705)
  Decrease (increase) in investment in equity of subsidiaries                                  -      (34,498)       3,794
  Transfer of fixed assets from Parent Company to bank subsidiary                          6,105            -            -
  Capital expenditures                                                                    (3,700)      (1,952)      (2,211)
                                                                                        ----------------------------------
      Net cash provided by (used in) investment activities                                 3,837      (16,978)     (24,414)
                                                                                        ----------------------------------

Cash flows from financing activities:
  Purchase of treasury stock                                                                   -      (17,337)     (15,871)
  Issuance of liability to trust subsidiary related to capital securities                      -            -       30,000
  Payments on long-term debt                                                              (8,193)      (2,776)      (2,696)
  Exercise of employee stock options, net                                                  4,959        5,127        3,907
  Fractional shares repurchased                                                                -          (17)           -
  Dividends paid                                                                         (16,768)     (15,072)     (13,939)
  Transfer from subsidiaries of restricted stock units under directors' deferred
   compensation plan, net                                                                      -            -        1,431
                                                                                        ----------------------------------
      Net cash (used in) provided by financing activities                                (20,002)     (30,075)       2,832
                                                                                        ----------------------------------
  Net increase in cash and cash equivalents                                                4,230       13,606          860
                                                                                        ----------------------------------
  Cash and cash equivalents at beginning of year                                          18,393        4,787        3,927
                                                                                        ----------------------------------
  Cash and cash equivalents at end of year                                              $ 22,623     $ 18,393     $  4,787
                                                                                        ==================================

Additional disclosure relative to cash flows:
  Interest paid                                                                         $    412     $    739     $    932
                                                                                        ==================================
  Taxes paid                                                                            $  1,811     $    748     $    440
                                                                                        ==================================

Supplemental schedule of non-cash investing and financing activities:
  Adjustment of securities available for sale to fair value, net of tax                 $    (39)    $   (145)    $     48
  Adjustment of securities available for sale to fair value, net of tax, at the
   subsidiaries                                                                          (23,715)         585        4,740
  Minimum pension liability adjustments                                                        -         (250)           -
  Issuance of restricted stock units under directors' deferred compensation
   plan, net                                                                                   -            -        1,739




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      There were no changes in accountants, nor were there any disagreements with the accountants on accounting and financial disclosure.

Part III.

Item 10. Directors and Executive Officers of the Registrant

Directors
      Set forth in the table below is certain information concerning each of Banknorth's incumbent directors. The dates indicated for service on the Company's Board of Directors include service on the boards of the Company's predecessor bank holding companies, but not the subsidiaries.

                              Served as
                              Director
      Name and Age              Since       Principal Occupation
----------------------------------------------------------------

Incumbent Directors whose terms expire in 2002:

Kathleen Hoisington, 57         1996        President,
                                            Hoisington Realty, Inc.
                                            Bennington, VT
                                            (real estate agency)

Anthony J. Mashuta, 43          1998        President,
                                            Cool Insuring Agency, Inc.
                                            Latham, NY
                                            (insurance services)

Angelo P. Pizzagalli, 65*       1983        Co-Chairman,
 (Chairman of the Board                     Pizzagalli Construction
 of Banknorth Group,                        Company
 Inc.)                                      South Burlington, VT
                                            (construction business)

Incumbent Directors whose terms expire in 2001:

Thomas J. Amidon, Esq.,         1982        Attorney at Law
 60 *                                       Stowe, VT

Jacqueline D. Arthur, 50        1996        Executive Vice President,
                                            Frontline Group, Inc.
                                            Nashville, TN
                                            (association of technical
                                            and professional
                                            training companies)

Robert A. Carrara, 60           1983        Vice President and
                                            Treasurer,
                                            J.P. Carrara & Sons, Inc.
                                            North Clarendon, VT
                                            (concrete products)

William H. Chadwick, 63         1987        President and Chief
                                            Executive Officer,
                                            Banknorth Group, Inc.
                                            Burlington, VT

Susan C. Crampton,              1985        Principal,
 C.P.A., 59 *                               The Vermont Partnership
                                            Jericho, VT
                                            (business consultants)

George W. Dougan, 60*           1998        Vice Chairman,
                                            Banknorth Group, Inc.
                                            Burlington, VT

Incumbent Directors whose terms expire in 2000:

Robert F. Flacke, 67            1998        President,
                                            Fort William Henry
                                            Corporation
                                            Lake George, NY
                                            (Hotel operations)

Luther Frederick Hackett,       1983        President,
 66*                                        Yankee Insurance Group
                                            South Burlington, VT
                                            (financial services)

John B. Packard, 54             1997        President,
                                            Catamount-Eagle Company,
                                            LLC
                                            Rye, NH
                                            (manufacturer and distribu-
                                            tor, industrial equipment)

Patrick E. Welch, 53*           1998        Chairman and Chief
                                            Executive Officer,
                                            National Life Insurance
                                            Company
                                            Montpelier, VT

-----------
<F*>  Expected to be appointed to the Board of Directors of Peoples Heritage
      Financial Group, Inc. ("Peoples Heritage") upon completion of the Company's previously announced merger with and into Peoples Heritage.

      Except as otherwise indicated, each of the individuals listed in the foregoing table has been employed by the firm or has had the occupation set forth opposite his or her name for the past five years. Before joining Frontline Solutions, Inc. (and its corporate predecessor, American Training Solutions, LLC), Ms. Arthur served as the Vice President and Chief Financial Officer of CP Clare Corporation, an electronics manufacturer in Beverly Massachusetts, and as Vice President and Chief Financial Officer of T Cell Sciences, Inc., a biotechnology firm in Needham, Massachusetts. Before becoming the Company's Vice Chairman in January, 1999 following the Company's merger with Evergreen Bancorp, Inc., Mr. Dougan served as Evergreen's Chairman, President and Chief Executive Officer. Before joining National Life Insurance Company in 1997, Mr. Welch served as the Chairman of the Board and Chief Executive Officer of GNA Corporation in Seattle, Washington.
      Certain of the nominees and incumbent directors also serve as directors of other companies registered or filing reports under the Securities Exchange Act of 1934, or investment companies registered under the Investment Company Act of 1940, as follows:

      Mr. Dougan   Trans World Entertainment Corp.
      Mr. Hackett  Central Vermont Public Service Corporation and Vermont
                   Electric Power Company, Inc.
      Mr. Welch    Chairman, The Sentinel Group Funds

Executive Officers
      Set forth below is certain information regarding each of Banknorth's executive officers.

                                         Position with the Company
       Name and Age                 and Occupation for Past Five Years
----------------------------------------------------------------------------

William H. Chadwick, 63        President, Chief Executive Officer and
                               Director; Chair, Banknorth Policy Committee.

George W. Dougan, 60           Vice Chairman and Director; Member, Banknorth
                               Policy Committee. Previously: President,
                               Chief Executive Officer and Director of
                               Evergreen Bancorp, Inc., Glens Falls, NY
                               (prior to 1999).

Thomas J. Pruitt, 57           Executive Vice President and Chief Financial
                               Officer; Member, Bank-north Policy Committee;
                               Chairman, Banknorth Asset/Liability
                               Committee.

Richard J. Fitzpatrick, 50     Executive Vice President-Chief Banking
                               Officer; Member, Bank-north Policy Committee;
                               Chairman, Banknorth Presidents Council;
                               Chairman, Banknorth Credit Committee.
                               Previously: President, Chief Executive
                               Officer and Director, The Howard Bank, N.A.

Owen H. Becker, 62             Executive Vice President-Adminis-tration,
                               Banknorth;   Member, Bank-north Policy
                               Committee.

Richard E. Johnson, 53         Senior Vice President-Investment and Asset
                               Management; Member, Banknorth Policy
                               Committee.

Thomas H. Pierce, 53           Senior Vice President-Marketing; Member,
                               Banknorth Policy Committee (since 1997).
                               Previously, Owner and Chief Executive
                               Officer, StayTuned Management Consulting,
                               Shelburne, VT (1995-1997); Executive Vice
                               President and Chief Operating Officer, Knight
                               Quality Stations, Boston, MA (prior to 1995).

James D. Adams, 54             Senior Vice President, Treasurer and
                               Principal Accounting Officer, Banknorth;
                               Treasurer, all Banknorth subsidiaries.


Section 16(a) Beneficial Ownership Reporting
 Compliance
      Section 16(a) of the Exchange Act requires the Company's officers and directors to file with the Securities and Exchange Commission reports of their ownership and changes in ownership of the Company's equity securities and to furnish the Company with copies of all such reports. Based solely on the Company's review of copies of Section 16 reports received by it, or on written representations from certain reporting persons that no filings were required for those persons, the Company believes that during 1999 all
Section 16(a) filing requirements applicable to its officers and directors were complied with.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

Directors' Fees
      Directors of the Company who are not also salaried employees of the Company or its subsidiaries receive an annual retainer of $12,000. The Chair of the Board receives an additional annual retainer of $20,000. Chairs of the Company's standing committees receive an annual retainer of $2,000. All directors, other than salaried employees of the Company, receive $750 for each Board meeting attended and $600 for each committee attended, except that if a committee meeting is held on the same day as a Board meeting the committee meeting fee is $400. From time to time Board meetings and committee meetings may be held by telephone conference, in which case reduced meeting fees apply ($375 for Board meetings; $300 for committee meetings). Directors are reimbursed for their out-of-pocket expenses incurred in attending meetings of the Board or its committees.

Deferred Compensation Plan
      Directors may elect to defer current receipt of some or all of their fees under the Company's Amended and Restated 1994 Deferred Compensation Plan For Directors and Selected Executives. Under the terms of the plan, participants may elect to credit deferrals to either or both of (i) a cash account which bears interest (adjusted annually) at a rate equal to one-half a percentage point above the one-year Treasury bill rate, and (ii) a Company common stock unit account. The number of common stock units credited to a participant's account is determined by the amount of the deferrals and the market value of the Company's common stock at the time the deferrals are credited to the account. Payment of deferrals from the cash account is made only in cash and payment from the Company stock account is made only in the form of common stock. Payments are deferred until the participant's retirement, death or disability, or at an earlier or later date elected by the participant. Amounts deferred and interest and other accruals under the plan represent a general unsecured obligation of the Company and no assets of the Company have been segregated to meet the Company's obligations under the plan.

Directors' Stock Ownership Guidelines
      Because the Board believes that ownership of Company stock helps align management and shareholder interests, the Board has adopted stock ownership guidelines for directors and certain officers. The stock ownership guidelines for executive officers are described below under the caption "COMPENSATION COMMITTEE REPORT." The directors' stock ownership guidelines recommend that each director own Company common stock equal in value to five times the amount of the director's annual retainer. If a director fails to achieve the recommended level of stock ownership within five years, the director will receive his or her retainer partially in the form of the Company's stock. Under the guidelines, stock units accrued under the Deferred Compensation Plan are considered in satisfying the stock ownership test, but stock options are not.

Directors Emeriti
      Several former directors of the Company have been appointed to serve as Directors Emeriti. Under By-law amendments adopted by the Board of Directors in 1996, only individuals who were directors of the Company on February 27, 1996 and who continue to serve until their retirement will qualify for appointment as Directors Emeriti, provided that they retire following attainment of age 65 and prior to the first Annual Meeting after attainment of age 67. Directors Emeriti are entitled to attend meetings of the Board of Directors, but do not vote on matters acted upon by the Board, nor is their presence counted for purposes of determining a quorum. Director Emeritus status terminates at the Annual Meeting following attainment of age
72. The Director Emeritus designation will terminate after all individuals who served on the Board of Directors on February 27, 1996 have served as Directors Emeriti or no longer qualify for such status. Each Director Emeritus is paid an annual retainer of $12,000, but receives no meeting or other fees. The present Directors Emeriti are Stephen E. Baker, Richard J. Fleming, Sr., Richard M. Narkewicz, R. Allen Paul, Lawrence H. Reilly, Margaret E. Richey, Thomas P. Salmon, Theodore H. Thomas, Jr. and Elizabeth
G. Woods.

Compensation Committee Interlocks and
 Insider Participation
      The Company is not aware of the existence of any interlocking relationships between the senior management of the Company and that of any other company.
      The present members of the Compensation Committee of the Board are John B. Packard (Chair), Robert A. Carrara, Anthony J. Mashuta and Angelo P. Pizzagalli. President and Chief Executive Officer William H. Chadwick attends meetings of the Compensation Committee ex officio, but is not a member of the Committee and does not participate in its votes. The function of the Company's Compensation Committee is to review and to make recommendations to the Board of Directors concerning compensation and benefits paid to the Company's employees and to the Boards of Directors of the Company's subsidiaries. A Report of the Compensation Committee on matters relating to executive compensation is set forth below.
      Pizzagalli Construction Company ("Pizzagalli Construction"), of which Compensation Committee member Angelo P. Pizzagalli is Co-Chairman, has acted as a general contractor in construction projects for the Company or its subsidiaries. The aggregate amount of the construction payments made by the Company or its subsidiaries to Pizzagalli Construction during 1999 was $1.1 million. That sum includes amounts paid by Pizzagalli Construction to subcontractors and does not represent the net remuneration earned by it.

COMPENSATION COMMITTEE REPORT
      The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. During 1999 the Committee was composed of four independent, non-employee directors. Recommendations of the Committee on compensation are submitted to the full Board of Directors for approval.
      Management and the Compensation Committee previously worked with the consulting firm of Watson Wyatt Worldwide to develop and periodically review the Company's overall compensation strategy. Based on the Committee's recommendation, the Board has previously approved the following principal objectives for the Company's executive policies:

      * To increase management's focus on long-term strategic plans to further the growth in the earnings of the Company.
      * To increase management's focus on decisions to maximize annual earnings.
      * To link shareholder and management interests by tying a significant portion of executive compensation rewards to changes in shareholder value.
      * To link shareholder and management interests by requiring executive stock ownership.
      *   To attract experienced management.
      *   To retain quality management.
      To reach these objectives, the executive compensation program for 1999 contained three components:

      1. Base salary with possible annual merit increases based upon individual performance.
      2. Short-term cash incentive payments based on meeting the annual plan and budget approved by the Board of Directors and taking into consideration a comparison to a select group of peer banking companies.
      3. Long-term stock and stock-based cash awards, for meeting performance goals approved by the Board of Directors over a two to five year period and based on corporate performance.
      The Committee believes that this compensation program fairly balances individual, subsidiary and corporate performance and recognizes both the short-term and long-term objectives of the Company.
     As in prior years, the Committee in 1999 placed significant emphasis on incentive compensation, which reduces the relative amount of compensation that is fixed. Compensation for management positions is a mix of three components. For example, the portions of total compensation for the President and Chief Executive Officer ("CEO") under the approved plan for 1999, which would be earned if the Company met all performance objectives was as follows:


      Base Salary                     45%
      Short-Term Cash Incentives      22%
      Long-Term Stock Awards          33%
      Total Compensation             100%

      In general, the greater the executive's responsibilities, the greater was the portion of his or her potential total compensation for 1999 that was tied to performance incentives and to the value of the Company's common stock. The Committee and the Board believe that this approach properly reflects the greater potential impact senior management has on the strength and performance of the Company over the longer term.
      As in prior years, for 1999 the Committee and Board established a peer group of like-sized, publicly traded commercial banking organizations for purposes of executive compensation comparisons. The Company's 1999 executive compensation program compared total compensation levels of the CEO and other executives to approximately the 50th percentile of the compensation peer group, which in 1999 consisted of 28 companies. There is no published data readily available on the combined stock performance of that peer group, though the Compensation Committee has from time to time reviewed the relative stock performance over both one and five year periods of individual companies included in the group.
      Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a public company for taxable compensation in excess of $1 million paid to its CEO or any of its four most highly compensated executive officers (other than the CEO). Based on historical compensation levels in years prior to 1999, Section 162 has not previously limited the Company's tax deduction for executive compensation. However, for 1999 Mr. Chadwick's taxable compensation exceeded $1 million, due primarily to compensation resulting from the exercise of stock options and vesting of performance stock awards granted in prior years, which reflected appreciation in the market value of the Company's common stock from the grant date market value. It is expected, therefore, that Mr. Chadwick's 1999 taxable compensation in excess of $1 million (approximately $390,000) will not be deductible to the Company for tax purposes. Other than Mr. Chadwick, no senior executive of the Company had taxable compensation for 1999 in excess of $1 million.

Components of Compensation
      Base Salary. Consistent with the philosophy described above, the Compensation Committee has generally targeted the base salary of the Company's executive officers to be below the median of comparable businesses. It has been the Committee's practice to review annually base salaries for all managers and to approve base salary increases where warranted in light of the executive's individual contribution to the Company. Each position is assigned to a grade level and each grade level has a range of base salary.
      Mr. Chadwick's annual base salary rate was increased in March, 1999 from $320,000 to $400,000. In establishing his 1999 base salary level the Committee and the Board considered the Company's 1998 performance, as measured by established goals for net income, return on average equity
(ROAE), return on average assets (ROAA), efficiency ratio and the ratio of non-performing assets to total assets (NPA/TA), as well as the Company's 1998 performance relative to its peer group. The other senior executives whose performance met or exceeded expectations were also given base salary increases in 1999. All salary increases for senior executives were approved by the Compensation Committee and the Board.
      Short-Term Cash Incentives. During 1999 executive personnel of the Company and its subsidiaries earned cash incentives under the Management Incentive Compensation Plan for meeting annual goals established by the Board. Incentives for the parent company executives were based 100% on corporate performance. Incentives for the subsidiary presidents were based on 50% on corporate performance, 25% on the respective subsidiary's performance and 25% on individual performance objectives. In every case, the requirements of the Company to meet its overall goal were required to be met before any incentives could be paid for the subsidiary's performance.
      For 1999, there were five levels of incentives of participants. Possible incentives for the President and CEO ranged between 0% and 90% of salary paid for the calendar year and for the other four most highly compensated executives, between 0% and 63%. Performance targets for the Company included targets based on Net Income, ROAE, ROAA, efficiency ratio and NPA/TA. Performance targets for each subsidiary were based on that subsidiary's Net Income, ROAA, Efficiency Ratio, as well as the subsidiary's efficiency ratio and NPA/TA ratio. The performance targets for 1999 were designed to emphasize the link between short-term and long-term performance. For purposes of calculating these performance measures, significant non-recurring expenses (such as merger-related expenses) are excluded.
      As in prior years, the 1999 plan included performance-based peer comparisons of ROAE (weighted at two) and relative total return to shareholders (weighted at one). The Compensation Committee exercised its discretion under the plan to adjust slightly the 1999 peer comparison for relative return to shareholders to a level consistent with payout of 100% of the target awards. The Committee made that adjustment in light of the fact that the Company's stock price, following announcement in June, 1999 of the proposed merger with Peoples Heritage Financial Group, Inc. ("Peoples Heritage") tended to follow the fluctuations in the market value of Peoples Heritage common stock. The Committee also believed that the Company's stock price relative to the peer group did not fully reflect the Company's solid 1999 financial results.
      For the 1999 plan year, the President and CEO earned an incentive award of 51% of base salary. The other four most highly compensated executive officers of the Company earned incentive awards for 1999 ranging from 41% to 35% of base salary.
      Long-Term Stock Awards. The Banknorth Group, Inc. Equity Compensation Plan (the Plan) was designed to reward improvements in the Company's long-term performance. The Plan provides for discretionary awards to executives designated by the Compensation Committee. Awards may include stock options, stock appreciation rights, restricted stock, performance shares, restricted stock units and performance share units. Because awards of options and stock appreciation rights are keyed to the market value of the Company's stock at the time of grant, the future value of those awards is entirely dependent on subsequent increases in the market value of the Company's stock.
      During 1999, the Board of Directors issued 278,000 non-qualified stock options and awarded 19,500 performance shares (restricted stock with performance-based restrictions) to select executives. Consistent with awards made in prior years, the award amounts for 1999 were set to approximate the compensation mix described above. The CEO received 10,000 non-qualified stock options and 4,000 performance shares. These awards were the highest of any Company executive. The other four most highly compensated executive officers received, in the aggregate, 30,000 non-qualified stock options and 5,000 performance shares with vesting of performance shares over five years tied to attainment of annual ROAE and ROAA targets. As in prior years, performance share awards included an award of performance share units, entitling the executive to a cash payment at vesting equal to one-half of the market value of the vested performance shares.
      Under the terms of the Plan, vesting of awards is accelerated upon a change in control of the Company, which would include completion of the Company's pending merger with Peoples Heritage.
      Historically, the Compensation Committee and the Board have considered stock-based awards annually based on the targeted compensation mix described above and not based upon prior or anticipated future awards.

Executive Stock Ownership Guidelines
      In order to further align the interests of executives and shareholders, the Board in 1994 adopted stock ownership guidelines for the Company's executives. (Similar guidelines were also adopted for the Directors). The guidelines recommend that executives own Company stock equal in market value to specified multiples of their base salary. The recommended multiple for the CEO is three times base salary and for the next four most highly compensated executive officers, the recommended multiple is two times base salary. If an executive has not attained these levels of stock ownership within five years, the executive may subsequently receive stock in lieu of cash awards to which the executive may otherwise be entitled. Stock options are excluded from the stock ownership calculations under the guidelines.

      Banknorth Group, Inc. Compensation Committee
        John B. Packard, Chair     Robert A. Carrara
        Angelo P. Pizzagalli       Anthony J. Mashuta

      Pursuant to Item 402(a)(9) of Regulation S-K promulgated by the SEC, neither the foregoing Report nor the material set forth below under the caption "STOCK PERFORMANCE COMPARISON" shall be deemed to be filed with the SEC for purposes of the Securities Exchange Act of 1934, nor shall such Report or such material be deemed to be incorporated by reference in any past or future filing by the Company under the Securities Exchange Act of 1934 or the Securities Act of 1933, as amended.

STOCK PERFORMANCE COMPARISON
      Set forth below is a line-graph presentation comparing the change in cumulative, five-year shareholder returns on the Company's stock with cumulative, five-year returns of two peer indices-the Nasdaq U.S. Companies Stock Index and the Nasdaq Bank Stock Index. Both indices are unmanaged and published by Nasdaq.

                    Comparative Five-Year Total Returns*
          BKNG Comparison to NASDAQ U.S. Companies and NASDAQ Banks

                   NASDAQ      NASDAQ      NASDAQ
                     US         BANK        BKNG
                   ------      ------      ------

December 1994      100.000     100.000     100.000
January 1995       100.527     103.358     115.910
February 1995      105.809     108.414     115.820
March 1995         108.951     109.484     107.790
April 1995         112.381     112.519     112.380
May 1995           115.288     115.967     118.020
June 1995          124.623     120.898     124.380
July 1995          133.775     126.593     137.110
August 1995        136.491     133.407     146.850
September 1995     139.634     136.487     155.010
October 1995       138.829     138.715     148.020
November 1995      142.086     145.849     160.750
December 1995      141.335     149.002     180.690
January 1996       142.042     149.349     158.400
February 1996      147.456     151.400     160.750
March 1996         147.952     154.871     166.660
April 1996         160.208     154.083     165.470
May 1996           167.558     156.669     158.380
June 1996          160.006     157.446     163.150
July 1996          145.762     155.486     156.000
August 1996        153.937     166.256     169.100
September 1996     165.705     174.226     179.290
October 1996       163.870     181.938     165.500
November 1996      174.037     195.534     185.890
December 1996      173.892     196.734     200.380
January 1997       186.232     207.676     196.750
February 1997      175.932     219.401     218.670
March 1997         164.463     211.497     196.810
April 1997         169.582     216.244     206.530
May 1997           188.791     229.746     212.790
June 1997          194.590     246.095     226.250
July 1997          215.098     264.981     237.250
August 1997        214.787     262.824     246.010
September 1997     227.521     290.231     268.770
October 1997       215.665     291.412     297.670
November 1997      216.809     302.765     299.100
December 1997      213.073     329.387     317.640
January 1998       219.816     314.921     307.750
February 1998      240.487     332.307     318.600
March 1998         249.365     348.173     362.700
April 1998         253.566     352.514     360.210
May 1998           239.488     340.400     364.290
June 1998          256.215     341.060     369.280
July 1998          253.220     330.858     348.690
August 1998        203.167     269.515     274.810
September 1998     231.371     287.914     293.640
October 1998       241.360     308.821     319.990
November 1998      265.775     318.567     336.650
December 1998      300.248     327.115     379.520
January 1999       343.910     319.021     301.350
February 1999      313.083     316.369     271.640
March 1999         335.857     313.989     286.870
April 1999         345.300     337.120     268.470
May 1999           337.344     331.542     272.830
June 1999          367.468     336.987     337.370
July 1999          362.118     327.189     330.980
August 1999        376.461     314.973     298.320
September 1999     375.848     306.687     307.320
October 1999       403.163     331.190     347.500
November 1999      446.173     326.603     313.420
December 1999      542.430     314.424     277.020


Assumes $100 invested at the close of trading day preceding the first day of the fifth preceding fiscal year in BKNG common stock, Nasdaq, and Nasdaq
Banks.

<F*>  Cumulative total return assumes reinvestment of dividends.

EXECUTIVE COMPENSATION
      The following table sets forth the cash compensation, and certain other compensation, paid to the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company in 1999 for services rendered to the Company and its subsidiaries in all capacities during each of the years 1997, 1998 and 1999.

                         Summary Compensation Table

                                                          Annual Compensation                   Long-Term Compensation
                                                     --------------------------------------------------------------------------
                                                                                                       Securities
                                                                                        Restricted     Underlying     All Other
                                                                                          Stock         Options/       Compen-
          Name and Principal Position                Year     Salary(1)     Bonus       Awards(2)      SARs(#)(3)     sation(4)
-------------------------------------------------------------------------------------------------------------------------------

William H. Chadwick, President and Chief             1999     $384,615     $204,654      $201,315        10,000        $6,400
 Executive Officer                                   1998      327,499      182,509       174,000        10,000         6,400
                                                     1997      290,376      133,238       175,313        12,000         6,333

Thomas J. Pruitt, Executive Vice Chairman and        1999     $228,308     $ 97,186      $ 50,344        10,000        $5,992
 Chief Financial Officer                             1998      202,385       78,949        54,375         7,000         5,985
                                                     1997      188,846       60,656        70,125         8,000         6,041

George W. Dougan, Vice Chair                         1999     $225,000     $ 95,778      $ 50,344        10,000        $6,666

Richard J. Fitzpatrick, Executive Vice President     1999     $218,269     $ 92,913      $ 50,344        10,000        $6,666
 of the Company-Chief Banking Officer                1998      193,077       76,445        54,375         7,000         6,354
                                                     1997      158,846       64,634         5,063         5,000         5,708

Owen H. Becker-Executive Vice President-             1999     $167,500     $ 62,389      $100,688             -        $    -
 Administration                                      1998      147,923       57,704             -         8,847         4,478
                                                     1997      137,692       44,226        35,063         5,000         4,933

<F1>  Includes voluntary pre-tax and after-tax salary deferrals under the
      Company's Employee Savings (401(k)) Plan.
<F2>  During 1999, performance shares were awarded to the named executives under the Company's 1997 Equity Compensation Plan as follows: Mr. Chadwick, 4,000 shares; Mr. Pruitt, 1,000 shares; Mr. Dougan, 1,000 shares; Mr. Fitzpatrick, 1,000 shares; and Mr. Becker, 2,000 shares. All such awards included an award of performance share units entitling the holder to receive a cash payment upon vesting equal to 50% of the value of the underlying shares. Vesting of both the performance shares and performance share units awarded in 1999 requires continuous service through the restriction period ending five years after the date of grant and is subject to the additional condition that vesting will occur in 25% increments (not to exceed 100% in the aggregate) only in any of the calendar years 1999 through 2003 in which the Company achieves a return on average equity of at least 13% and a return on average assets of at least 1.1%. However, all awards will vest immediately upon a change in control of the Company, which would include completion of the Company's previously announced merger with Peoples Heritage Financial Group, Inc. Holders of performance stock are entitled to receive dividends on the performance stock during the restriction period if and to the extent dividends are paid on the Company's common stock generally. No dividends are paid on performance stock units. The amounts disclosed in the table include the value of both the performance stock and performance stock units on the date of grant ($33.5625 per share for performance stock awarded in 1999), without regard to restrictions. As of December 31, 1999, the total number of unvested shares of performance stock held by the individuals named in the table, together with the market value of those shares and related performance stock units on such date ($26.75 per share), without regard to restrictions, was as follows: Mr. Chadwick, 24,200 shares, $971,025; Mr. Pruitt, 9,400 shares, $377,175; Mr. Dougan,
      1,000 shares, $40,125; Mr. Fitzpatrick, 6,500 shares, $260,813; and
      Mr. Becker, 6,500 shares, $260,813.
<F3>  The numbers shown in the table represent the shares underlying stock options granted to the named executives under the Equity Compensation Plan (or its predecessor plan) during each of the years shown. All options shown in the table are subject to a two-year holding period from the date of grant before they become exercisable, and expire ten years from the date of grant. Options become immediately exercisable upon a change in control of the Company (which would include completion of the pending merger with Peoples Heritage) regardless of whether the two-year holding period has been met. All 1999 options were issued at an exercise price of $33.5625 per share, which represents the fair market value of the Company's stock on the date of grant (July 27, 1999).
<F4>  Represents employer matching contributions under the Company's
      Employee Savings (401(k)) Plan.

COMPENSATION AND BENEFIT PLANS

1997 Equity Compensation Plan
      Executives may receive awards of stock options, stock appreciation rights and restricted stock and restricted stock units (including performance shares and performance share units) under the Company's 1997 Equity Compensation Plan (the "Equity Compensation Plan"). Eligibility is limited to those officers and other key executive personnel of the Company and its subsidiaries who are in positions in which they may contribute significantly to the profitability of the Company. Eligible employees are designated annually by the Board of Directors, upon recommendation of the Compensation Committee, which administers the Plan. The Plan was approved by the shareholders in 1997 and provides that up to 1,050,000 shares may be issued, subject to standard antidilution adjustments such as for recapitalizations, stock splits and stock dividends. The Plan terminates in the year 2007 and any new Plan would require shareholder approval.
      Awards of performance shares and performance share units made pursuant to the Equity Compensation Plan, during the last three years to the five executives named in the summary compensation table are disclosed in such table and accompanying footnotes.
      The following table sets forth certain information regarding the grant of stock options under the Company's Equity Compensation Plan made during 1999 to the five executive officers named in the Summary Compensation Table.

                    Option/SAR Grants in Last Fiscal Year

                            Number of        % of Total
                            Securities      Options/SARs
                            Underlying       Granted to         Exercise        Grant Date     Grant Date
                           Options/SARs     Employees in        or Base         Expiration      Present
         Name               Granted(#)      Fiscal Year      Price($/Sh)(1)      Date(2)        Value(3)
---------------------------------------------------------------------------------------------------------

William H. Chadwick           10,000            3.6%            $33.5625         7/27/09        $97,400

Thomas J. Pruitt              10,000            3.6%             33.5625         7/27/09         97,400

George W. Dougan              10,000            3.6%             33.5625         7/27/09         97,400

Richard J. Fitzpatrick        10,000            3.6%             33.5625         7/27/09         97,400

Owen H. Becker                     -              -                    -               -              -

<F1>  Represents the fair market value of the Company's common stock on the date of grant. The exercise price may be paid in cash or in shares of the Company's stock valued at their fair market value on the date of exercise, or a combination of the two, or through withholding of a sufficient number of shares upon exercise.
<F2>  All options listed in the table (a) were granted on July 27, 1999, (b)
      are subject to a two-year holding period before they become exercisable and (c) are subject to early termination following the optionee's termination of employment during the option period.
<F3>  Represents a discounted present value of $9.74 per share, determined using the Black-Scholes valuation method and assuming a grant date market price and option exercise price of $33.5625 per share, an expected period of 5 years prior to option exercise, an annual dividend yield of 2.45%, expected market value volatility of 30.58% and an alternative, risk free investment rate of 5.86% per year.

      In assessing the grant date values in the foregoing table it should be kept in mind that no matter what theoretical value is placed on a stock option on the date of grant, its ultimate value will be dependent on the market value of the Company's stock at a future date and that value will in large part depend, in turn, on the efforts of its management team to foster the future success of the Company.
      The following table sets forth certain information regarding year-end values of outstanding stock options issued under the Equity Compensation Plan (and its predecessor plan) to the executive officers named in the summary compensation table, as well as information on option exercises during 1999 by such officers:

            Aggregated Option/SAR Exercises in Last Fiscal Year,
                        and FY-End Option/SAR Values

                                                                                      Value of
                                                                Number of            Unexercised
                              Number                           Unexercised          In-the-Money
                            Of Shares                          Options/SARs         Options/SARs
                            Underlying                      at FY-End(#)(2)(3)     at FY-End($)(2)
                           Options/SARs        Value           Exercisable/         Exercisable/
         Name               Exercised       Realized(1)       Unexercisable         Unexercisable
--------------------------------------------------------------------------------------------------

William H. Chadwick           32,000         $476,623               0/20,000                $0/$0

Thomas J. Pruitt                 N/A              N/A          29,000/17,000          $275,999/$0

George W. Dougan                 N/A              N/A         126,000/10,000        $1,796,310/$0

Richard J. Fitzpatrick           N/A              N/A          15,000/17,000          $134,875/$0

Owen H. Becker                10,000         $142,306               0/8,847                 $0/$0

<F1>  Represents the difference between the option exercise price and the market value of the stock on the date of exercise.
<F2>  Year-end values are based on the market value of the Company's stock on December 31, 1999 ($26.75 per share), less the applicable option exercise prices. The exercise prices of all options shown in the table as unexercisable exceeded the per share market value of the Company's common stock on December 31, 1999.
<F3>  All presently exercisable options shown in the table for Mr. Dougan represent Company stock options issued upon conversion of previously issued Evergreen Bancorp. Inc. stock options in connection with the Company's 1998 merger with Evergreen.

Management Incentive Compensation Plan
      The Company's Management Incentive Compensation Plan, which provides short-term performance incentives, is described above under the caption "COMPENSATION COMMITTEE REPORT." Awards earned under the Plan for services rendered during each of the last three years by the five executives named in the summary compensation table are disclosed in such table.

Employee Savings (401(k)) Plan
      The Company maintains an Employee Savings Plan (also known as a 401(k)
Plan) which provides a means for eligible employees to accumulate savings and investment income without payment of current income taxes. Employees who have completed at least three months of service, as defined in the Plan, and are scheduled to work at least twenty hours per week are eligible to participate. Participants may elect to contribute to the Plan between 1% and 15% of eligible compensation on a pre-tax basis or between 1% and 10% on an after-tax basis, or a combination of both, up to a maximum of 15% of eligible compensation. The Company makes a matching contribution in cash or stock equal to 66 2/3% of the employee's contributions up to a maximum of 6% of eligible compensation. A participant may direct the investment of his Plan account among various portfolios maintained by the Company's trust and investment management subsidiary, The Stratevest Group, N.A., which serves as the trustee of the Plan. Participants are at all times fully vested in their Plan accounts. Generally, distribution of employee contributions is deferred until the participant's death, disability, retirement or other termination of employment, except in cases of financial hardship. Voluntary deferrals and matching employer contributions credited in the years 1997 through 1999 to the Plan accounts of the executives named in the summary compensation table are reflected in the table and accompanying footnotes.

Deferred Compensation Plan
      The Company's Amended and Restated 1994 Deferred Compensation Plan, pursuant to which participants may elect to defer receipt of all or a portion of their cash compensation, is described above under the caption "DIRECTOR COMPENSATION-Deferred Compensation Plan."

Contracts with Management
      Certain officers of the Company are each parties to a Change of Control Agreement with the Company which provides for a lump sum payment to the officer in the event his employment with the Company is terminated (including a voluntary termination in some circumstances, such as due to a material reduction in his duties) within two years following a change in control of the Company. The change of control payment is equal to the value of vested and unvested benefits and accruals under the Company's qualified and non-qualified plans, plus a specified multiple (two times for each of the named officers) of the aggregate of the officer's base salary then in effect, the average annual cash bonus earned by the officer during a specified calculation period (two years for each of the named officers) and the value of the annual contributions and accruals for the officer's account under the Company's qualified and non-qualified plans. The officer would also be entitled under the agreement to immediate vesting of stock-based compensation, including awards under the 1997 Equity Compensation Plan and predecessor plans. Benefits under the change of control contracts are subject to reduction to the extent necessary to avoid payment of compensation that would be considered "excess parachute payments" under
Section 280G of the Internal Revenue Code.
      Under these change of control agreements, a change in control is deemed to have occurred if (i) any person (including an individual, entity or group) directly or indirectly owns, controls or has power to vote 25% or more of the Company's voting stock, (ii) any person controls the election of a majority of the Company's directors, or (iii) the Board of Directors determines that any person directly or indirectly exercises a controlling influence over the management or policies of the Company. Completion of the Company's pending merger with Peoples Heritage Financial Group, Inc. will constitute a change of control for purposes of this Agreement, entitling Mr. Dougan and Mr. Becker, whose employment will be terminated as a result of the merger, to the specified change in control payment.
      Mr. Dougan and the Company are also parties to an Employment Agreement pursuant to which Mr. Dougan agreed to serve as Vice Chairman of the Company for a three year period ending December 31, 2001, at an annual salary of $225,000. During the term of his employment, Mr. Dougan is eligible to participate in the Company's employee benefit plans and arrangements to the same extent as other Company employees. Mr. Dougan's duties focus on strategic planning, merger and acquisition opportunities and business development. The payments to Mr. Dougan under his Change of Control Agreement would be in lieu of any payments under his Employment Agreement to which he would otherwise be entitled upon early termination of his employment.

Employee Pension Plan
      The Company maintains a non-contributory, trusteed retirement income plan for the benefit of all employees of the Company and its subsidiaries who are 21 years of age or older and who have completed at least 1,000 hours of service during a one-year period, as defined in the plan. Pension benefits are based on the participant's average annual compensation, years of service and Social Security covered compensation at the date of retirement. "Average annual compensation" is defined as the highest average of the annual compensation earned in any three consecutive years during the ten years prior to retirement; "Social Security covered compensation" is the average of the taxable Social Security wage bases in effect during the last 35 years before attainment of Social Security normal retirement age; and a "year of service" is ordinarily a year in which a participant has worked at least 1,000 hours. A participant who retires on or after age 55 having at least 10 years of service is entitled to early retirement benefits, with the amount of the benefit adjusted accordingly. Participants are fully vested after completion of five years of service. Pension benefits are payable as a joint or single life annuity or (in certain circumstances) as a lump sum at the election of the participant. Death benefits are payable to an employee's spouse in certain circumstances if an employee who is vested in the Plan dies prior to retirement. Special "grandfather provisions" apply to certain employees of the Company or its predecessors or subsidiaries who were covered under prior plans. Benefit calculations are subject to the annual benefit limitation under Internal Revenue Code Section 415 ($130,000 for
1999) and to the limitation on annual covered compensation under Code
Section 401(a)(17) ($160,000 for 1999). However, the Company has entered into supplemental retirement arrangements (described below) with certain officers who would be affected by these limitations.
      The following table represents estimated annual benefits payable under the Plan upon retirement at age 65 in 2000 to participants in specified compensation and years of service classifications. Actual benefits for certain retirees covered by the grandfather provisions referred to above may exceed the amounts shown in the table.

Assumed Average Three-Year Annual

                                    Years of Service
 Compen-      -------------------------------------------------------------
 sation         10         15         20         25         30         35
---------------------------------------------------------------------------


 25,000        3,250      4,875      6,500      8,125      8,938      9,750
 50,000        7,469     11,203     14,937     18,671     20,296     21,921
 75,000       12,344     18,515     24,687     30,859     33,296     35,734
100,000       17,219     25,826     34,437     43,046     46,296     49,546
125,000       22,094     33,140     44,187     55,234     59,296     63,359
150,000       26,969     40,453     53,937     67,421     72,296     71,171
175,000
 & Higher     29,568     44,353     59,137     73,921     79,230     84,538

      For purposes of calculating benefits under the Plan for all participants, including the executives named in the summary compensation table, eligible earnings include salary and incentive compensation payments (including any deferrals), but do not include matching employer contributions under the 401(k) Plan. The credited years of service under the Plan at December 31, 1999, for the executive officers named in the summary compensation table were approximately as follows: Mr. Chadwick, 13 years; Mr. Pruitt, 11 years; Mr. Dougan, 6 years; Mr. Fitzpatrick, 7 years; and Mr. Becker, 5 years.

Supplemental Retirement Benefits
      The Company maintains a supplemental retirement plan for those of its executives (except as otherwise designated by the Board) whose pension under the Company's pension plan would be subject to pay or benefit limits under the Internal Revenue Code. Each of the executives named in the summary compensation table other than Mr. Dougan participates in the Plan, which restores the full amount of the benefit that would be payable under the pension plan if the benefit formula were applied without regard to such limitations. The Plan also provides that Mr. Becker, who joined the Company in 1995 at age 57, will receive a benefit, payable at age 65, of either $1,000 per month for life if he leaves the Company voluntarily before becoming vested in the Company's qualified pension plan, or $2,000 per month for life if he leaves after becoming vested. The table below shows total estimated annual pension benefits (including supplemental benefits), for specified compensation and years of service categories, assuming retirement at age 65 in 2000.

Assumed Average Three-Year Annual

                                                Years of Service
                       -------------------------------------------------------------------
      Compensation       10          15          20          25          30          35
      ------------------------------------------------------------------------------------

      175,000           31,844      47,765      63,887      79,609      85,296      90,984
      200,000           36,719      55,078      73,437      91,796      98,296     104,796
      225,000           41,594      62,390      83,187     103,984     111,296     118,609
      250,000           46,469      69,703      92,937     116,171     124,296     132,421
      275,000           51,344      77,015     102,687     128,359     137,296     146,234
      300,000           56,219      84,328     112,437     140,546     150,296     160,046
      325,000           61,094      91,640     122,187     152,734     163,296     173,859
      350,000           65,969      98,953     131,937     164,921     176,296     187,871
      375,000           70,844     106,265     141,687     177,109     189,296     201,484
      400,000           75,719     113,578     151,437     189,296     202,296     215,296
      425,000           80,594     120,890     161,187     201,484     215,296     229,109
      450,000           85,469     128,203     170,937     213,671     228,296     242,921
      475,000           90,344     135,515     180,887     226,859     241,296     256,734
      500,000           95,219     142,828     190,437     238,046     254,296     270,546
      525,000          100,094     150,140     200,187     250,234     267,296     284,359
      550,000          104,969     157,453     209,937     262,421     280,296     298,171
      575,000          109,844     164,765     219,887     274,609     293,296     311,984

      The supplemental plan also incorporates the terms of various retirement agreements between the Company or its subsidiaries and certain former employees, as well as the terms of a separate agreement with Mr. Chadwick, which provides him with an additional supplemental annual retirement benefit for the remainder of his lifetime following retirement at age 65 (or earlier with the consent of the Company). That annual benefit is equal to the number of years of his employment with the Company (and its predecessor companies and subsidiaries), multiplied by $5,300, up to a maximum annual benefit of $79,500. The annual benefit amount accrued for Mr. Chadwick as of December 31, 1999 was $68,900. At the Company's election, benefits under the agreement may be paid in equal monthly installments of one-twelfth of the annual accrued benefit or in less frequent lump sum payments. In the event of a change in control of the Company and subsequent termination of his employment, Mr. Chadwick would be entitled to receive in a lump sum a payment equal to the actuarial value of his accrued annual benefit. The agreement also provides for benefits in the event Mr. Chadwick becomes disabled while in the Company's employ.
      The Board of Directors believes that supplemental retirement benefits are an appropriate component of the Company's overall strategy for attracting and maintaining executives of high caliber. Benefits under the supplemental retirement arrangements referred to above will be paid out of the general assets of the Company, either directly or through the purchase of annuities or insurance coverage.
      The Company assumed the terms of Evergreen Bancorp's supplemental retirement plan in connection with the Company's merger with Evergreen Bancorp in December, 1998. Benefit payments under that plan have been funded through assets segregated in a rabbi trust. Mr. Dougan receives an actuarially reduced monthly benefit under the plan in the amount of $12,544, but does not participate in the Company's supplemental retirement plan described above.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Stock Ownership of Directors and Executive Officers
      As of February 15, 2000, the Company had issued and outstanding 23,460,731 shares of common stock. The following table shows the amount of common stock owned beneficially as of such date, directly or indirectly, by each incumbent director, by each of the executive officers named in the summary compensation table presented in response to Item 11 of this Report, and by all incumbent directors and executive officers of the Company as a group. Except as otherwise indicated in the footnotes to the table the named individuals possess sole voting and investment power over the shares listed.

                                Shares Beneficially
                                    Owned(1)(2)
    Incumbent Directors               Amount            Percent
---------------------------------------------------------------

Thomas J. Amidon, Esq.               24,768(3)             *
Jacqueline D. Arthur                  3,474(4)             *
Robert A. Carrara                     9,027(5)             *
William H. Chadwick                 110,163(6)             *
Susan C. Crampton, CPA               18,283(7)             *
George W. Dougan                    182,156(8)             *
Robert F. Flacke                     14,052(9)             *
Luther Frederick Hackett             48,813(10)            *
Kathleen Hoisington                   2,039(11)            *
Anthony J. Mashuta                   12,233(12)            *
John B. Packard                       3,202(13)            *
Angelo P. Pizzagalli                 45,580(14)            *
Patrick E. Welch                      1,629(15)            *

Certain Executive Officers
Owen H. Becker                        6,500(16)            *
Richard J. Fitzpatrick               36,445(17)            *
Thomas J. Pruitt                     68,063(18)            *

All Directors and Executive
 Officers as a Group
 (19 individuals)                   614,131               6%

<F1>  The number of shares beneficially owned by the persons set forth above is determined in accordance with the rules under Section 13 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. Asterisk (*) indicates that the named individual's holdings represent less than 1% of the outstanding Banknorth common stock.
<F2>  Includes (i) 17,091 shares with respect to which voting or investment powers are shared; (ii) 1,130 shares as to which beneficial ownership is disclaimed; (iii) 51,100 shares of unvested performance stock awarded to certain members of the group under the Company's 1997 Equity Compensation Plan or predecessor plans (together, the "Equity Compensation Plan"); (iv) 203,700 shares underlying exercisable stock options awarded to certain members of the group under the Equity Compensation Plan, as amended ; (v) 44,297 stock units accrued to the accounts of certain members of the group under the Company's 1994 Deferred Compensation Plan, as amended (the "Deferred Compensation Plan"); and (vi) approximately 30,577 shares in which certain members of the group have an indirect interest by virtue of their participation in a pooled Company stock fund maintained under the Company's 401(k) Plan. Each stock unit accrued under the Deferred Compensation Plan will be payable in the form of one share of the Company's Common Stock. Share information relating to the 401(k) Plan and to the Deferred Compensation Plan is as of December 31, 1999, the date of the most recent 401(k) Plan report and most recent quarterly Deferred Compensation Plan accrual.
<F3>  Includes (i) 8,682 stock units accrued to Mr. Amidon's account under the Deferred Compensation Plan; and (ii) 1,000 shares underlying exercisable stock options awarded under the Equity Compensation Plan.
<F4>  Includes (i) 2,273 stock units accrued to Ms. Arthur's account under the Deferred Compensation Plan; and (ii) 1,000 shares underlying exercisable stock options awarded under the Equity Compensation Plan.
<F5>  Includes (i) 4,289 stock units accrued to Mr. Carrara's account under the Deferred Compensation Plan; and (ii) 1,000 shares underlying exercisable stock options awarded under the Equity Compensation Plan.
<F6>  Includes (i) 12,125 shares held by Mr. Chadwick indirectly through the
      Company's 401(k) Plan; and (ii) 24,200 shares of unvested performance stock granted under the Equity Compensation Plan.
<F7>  Includes (i) 6,289 shares held by Mrs. Crampton jointly with her husband; (ii) 4,080 shares held by her husband; (iii) 6,910 stock units accrued to Ms. Crampton's account under the Deferred Compensation Plan; and (iv) 1,000 shares underlying exercisable stock options awarded under the Equity Compensation Plan.
<F8>  Includes (i) 126,000 shares underlying exercisable stock options which were awarded to Mr. Dougan by Evergreen Bancorp, Inc. ("Evergreen") and converted into stock options to purchase common stock of the Company upon consummation of the Company's merger with Evergreen; (ii) 1,284 shares allocated to Mr. Dougan's account under the Evergreen Employee Stock Ownership Plan; and (iii) 1,000 shares of unvested performance stock granted under the Company's Equity Compensation Plan.
<F9>  Includes (i) 3,600 shares underlying exercisable stock options which were awarded to Mr. Flacke by Evergreen and subsequently converted into stock options to purchase common stock of the Company; and (ii) 1,013 shares held by Mr. Flacke's wife, as to which beneficial ownership is disclaimed.
<F10> Includes (i) 37,504 shares held by various corporations controlled by
      Mr. Hackett; (ii) 117 shares held by Mrs. Hackett's wife, as to which beneficial ownership is disclaimed ; and (iii) 2,000 shares underlying exercisable stock options awarded under the Equity Compensation Plan.
<F11> Includes 1,000 shares underlying exercisable stock options awarded under the Equity Compensation Plan.
<F12> Includes (i) 3,600 shares underlying exercisable stock options which were awarded to Mr. Mashuta by Evergreen and subsequently converted into stock options to purchase common stock of the Company; (ii) 2,700 shares held by Cool Insuring Agency, Inc., of which Mr. Mashuta is President; and (iii) 3,250 stock units accrued to Mr. Mashuta's account under the Deferred Compensation Plan.
<F13> Includes (i) 2,002 stock units accrued to Mr. Packard's account under the Deferred Compensation Plan; and (ii) 1,000 shares underlying exercisable stock options awarded under the Equity Compensation Plan.
<F14> Includes (i) 6,718 shares held by Pizzagalli Construction Company,
      Inc., an affiliate of Mr. Pizzagalli as to which voting and investment power is shared; (ii) 15,862 stock units accrued to Mr. Pizzagalli's account under the Deferred Compensation Plan; and (iii) 1,000 shares underlying exercisable stock options awarded under the Equity Compensation Plan.
<F15> Includes 1,029 stock units accrued to Mr. Welch's account under the
      Deferred Compensation Plan.
<F16> Includes (i) 6,500 shares of unvested performance stock granted to Mr.
      Becker under the Equity Compensation Plan.
<F17> Includes (i) 8,195 shares held by Mr. Fitzpatrick indirectly through the Company's 401(k) Plan; (ii) 6,500 shares of unvested performance stock granted under the Equity Compensation Plan; and (iii) 15,000 shares underlying exercisable stock options awarded to Mr. Fitzpatrick under the Equity Compensation Plan.
<F18> Includes (i) 7,655 shares held by Mr. Pruitt indirectly through the
      Company's 401(k) Plan; (ii) 9,400 shares of unvested performance stock granted under the Equity Compensation Plan; and (iii) 29,000 shares underlying exercisable stock options awarded to Mr. Pruitt under the Equity Compensation Plan.

                            --------------------

Shares Held in Fiduciary Capacity
      As of February 15, 2000, the Company's wholly-owned trust and investment management subsidiary, The Stratevest Group, N.A. ("Stratevest"), held as fiduciary approximately 328,800 shares (or 1.4% of the outstanding shares) over which it had sole voting and investment power and approximately 1,397,735 shares (or 5.9%) as to which it sought voting instructions from beneficial owners, donors, beneficiaries, co-trustees or co-executors. In cases in which Stratevest does not have sole voting control under the governing instrument, it is Stratevest's practice to vote shares of the Company's common stock in accordance with instructions from donors, beneficiaries, co-trustees or co-executors and not to vote such shares unless instructions are received. Shares held by Stratevest as fiduciary over which it has sole voting power under either the governing instrument or applicable statute are voted in a manner that best serves the interests of trust beneficiaries.
      The Company is not aware of any individual, person, entity or group within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934 (the "Exchange Act") which currently owns beneficially more than 5% of the Company's outstanding common stock.

Item 13. Certain Relationships and Related Transactions
      Director Thomas J. Amidon is an attorney who practices law in Stowe, Vermont. Director Susan C. Crampton's husband is a part owner of the law firm of Gravel and Shea in Burlington, Vermont. Both of these law firms performed various legal services for the Company or its subsidiaries during 1999 and it is expected that they will perform legal services for the Company or its subsidiaries during 2000.
      The Company's banking subsidiaries have had, and in the future expect to have, banking transactions with directors and officers of the Company, with members of their immediate families and with corporations and organizations with which the directors and officers are affiliated. These transactions were undertaken in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectibility or present any other unfavorable features.

Part IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Documents Filed as Part of this Report
a.1.  List of financial statements:
      Consolidated Statements of Income for the years ended December 31,
       1999, 1998 and 1997
      Consolidated Balance Sheets at December 31, 1999 and December 31, 1998 Consolidated Statements of Changes in Shareholders' Equity for the
       years ended December 31, 1999, 1998 and 1997
      Consolidated Statements of Cash Flow for the years ended December 31,
       1999, 1998 and 1997

a.2.  List of financial schedules
      All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Company and notes thereto.

a.3.  Exhibits
      Item No.

      (2)(i) Agreement and Plan of Merger, dated as of June 1, 1999, between Peoples Heritage Financial Group, Inc. and the
                    Company, previously filed with the Commission by Peoples
                    Heritage Financial Group, Inc. on June 9, 1999 as
                    Exhibit 2.1to its Current Report on Form 8-K/A, and incorporated herein by reference.

      (2)(ii)       First Amendment, dated as of December 22, 1999, to
                    Agreement and Plan of Merger, dated as of June 1, 1999, between the Company and Peoples Heritage Financial
                    Group, Inc., previously filed with the Commission on December 23, 1999 as Exhibit 2 to the Company's Current
                    Report on Form 8-K, and incorporated herein by reference.

      (3)(i) Certificate of Incorporation of the Company, previously filed with the Commission as Exhibit 3.1 to the Company's Registration Statement on Form S-4
                    (Registration No. 333-68237) and incorporated herein by reference.

      (3)(ii)       Amendment dated June 2, 1998 to the Company's
                    Certificate of Incorporation, previously filed with the Commission as Exhibit 3(i) to the Company's Quarterly
                    Report on Form 10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

      (3)(iii) By-laws of the Company, as amended and restated through June 23, 1998, previously filed with the Commission as
                    Exhibit 3(ii) to the Company's Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1998, and incorporated herein by reference.

      (3)(iv)       Text of amendment to Article III, Section 3.1 of the
                    Company's By-laws, as adopted on December 31, 1998, previously filed with the Commission as Exhibit 3(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.

      (4)(i) Common Stock Certificate of the Company, previously filed with the Commission on December 7, 1995 as Exhibit
                    4 to the Company's Current Report on Form 8-K dated
                    November 30, 1989, as amended on Form 8-K/A, and incorporated herein by reference.

      (4)(ii) Rights Agreement, as amended, dated as of November 27, 1990, by and between the Company and Registrar &
                    Transfer Company, previously filed with the Commission on September 4, 1998, as Exhibit 1 to the Company's
                    Registration Statement on Form 8-A/A.

      (4)(iii) Amendment to Amended and Restated Rights Agreement, dated as of June 1, 1999, previously filed with the Commission by Peoples Heritage Financial Group, Inc. on
                    June 9, 1999, as Exhibit 99.2 to its Current Report on
                    Form 8-K/A, and incorporated herein by reference.

      (4)(iv)       Indenture, dated as of May 1, 1997, between Banknorth
                    Group, Inc. and the First National Bank of Chicago, as
                    Debenture Trustee, previously filed with the Commission as Exhibit 4.1 to the Registration Statement on Form S-4
                    (Reg. No. 333-36257-01) filed by the Banknorth Capital
                    Trust I on September 24, 1997, and incorporated herein by reference.

      (4)(v) Form of Exchange Junior Subordinated Debenture, previously filed with the Commission as Exhibit 4.2 to the Registration Statement on Form S-4 (Reg. No. 333-
                    36257-01) filed by the Banknorth Capital Trust I on
                    September 24, 1997, and incorporated herein by reference.

      (4)(vi)       Certificate of Trust of Banknorth Capital Trust I, dated
                    April 9, 1997, previously filed with the Commission as
                    Exhibit 4.3 to the Registration Statement on Form S-4
                    (Reg. No. 333-36257-01) filed by the Banknorth Capital
                    Trust I on September 24, 1997, and incorporated herein by reference.

      (4)(vii)      Declaration of Trust of Banknorth Capital Trust I, dated
                    April 9, 1997, previously filed with the Commission as
                    Exhibit 4.4 to the Registration Statement on Form S-4
                    (Reg. No. 333-36257-01) filed by the Banknorth Capital
                    Trust I on September 24, 1997, and incorporated herein by reference.

      (4)(viii)     Amended and Restated Declaration of Trust of Banknorth
                    Capital Trust I, dated as of May 1, 1997, previously filed with the Commission as Exhibit 4.5 to the Registration Statement on Form S-4 (Reg. No. 333-36257-
                    01) filed by the Banknorth Capital Trust I on September
                    24, 1997, and incorporated herein by reference.

      (4)(ix) Form of Exchange Capital Security, previously filed with the Commission as Exhibit 4.6 to the Registration
                    Statement on Form S-4 (Reg. No. 333-36257-01) filed by the Banknorth Capital Trust I on September 24, 1997, and incorporated herein by reference.

      (4)(x) Form of Exchange Guarantee Agreement, previously filed with the Commission as Exhibit 4.7 to the Registration
                    Statement on Form S-4 (Reg. No. 333-36257-01) filed by the Banknorth Capital Trust I on September 24, 1997, and incorporated herein by reference.

      (10)(i) Supplemental Retirement Agreement dated July 1, 1991, between the Company and William H. Chadwick.*

      (10)(ii) Change-of-Control Agreement, dated as of July 17, 1998, between the Company and William H. Chadwick, previously filed with the Commission as Exhibit 10(ii) to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1998, and incorporated herein by reference.*

      (10)(iii) Form of Change-in-Control Agreement, dated July 9, 1998, between the Company and certain executive officers, previously filed with the Commission as Exhibit 10(iii) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.* (1)

      (10)(iv)      Employment Agreement, dated July 31, 1998, between the
                    Company and George W. Dougan, previously filed with the Commission as Exhibit 10(iv) to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*

      (10)(v)       Change-in-Control Agreement, dated as of December 31,
                    1998, between the Company and George W. Dougan, previously filed with the Commission as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*

      (10)(vi)      Banknorth Group, Inc. Comprehensive Long-term Executive
                    Incentive Compensation Plan, as amended, previously filed with the Commission as Exhibit 10(4) to the Company's Registration Statement on Form S-3 (Reg. No.
                    33-80273), and incorporated herein by reference.*

      (10)(vii)     Banknorth Group, Inc. Supplemental Employee Retirement
                    Plan, dated January 1, 1995, previously filed with the Commission as Exhibit10(xvi) to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.*

      (10)(viii)    Banknorth Group, Inc. 1998 Management Incentive
                    Compensation Plan, previously filed with the Commission as Exhibit 10(ix) to the Company's Annual Report on Form
                    10-K for the year ended December 31, 1998, and incorporated herein by reference.*

      (10)(ix)      Banknorth Group, Inc. 1999 Management Incentive
                    Compensation Plan, previously filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference.*

      (10)(x)       Banknorth Group, Inc. 2000 Management Incentive
                    Compensation Plan.*

      (10)(xi)      1994 Deferred Compensation Plan for Directors and
                    Selected Executive Officers of Banknorth Group, Inc. and
                    Participating Affiliates, amended and restated as of July 1, 1997, previously filed with the Commission as
                    Exhibit 4 to the Company's Registration Statement on
                    Form S-8 (Reg. No. 333-38353), and incorporated herein by reference.*

      (10)(xii)     1997 Equity Compensation Plan for Bank-north Group,
                    Inc., previously filed with the Commission as Exhibit 4
                    to the Company's Registration Statement on Form S-8
                    (Reg. No. 333-38349), and incorporated herein by reference.*

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

      10(xvii) Evergreen Bancorp, Inc., previously filed with the Commission as Exhibit 10(i) to Evergreen Bancorp, Inc.'s
                    Annual Report on Form 10-K for year ended December 31,
                    1995, and incorporated herein by reference.*

      10(xviii)     Stock Option Agreement, dated as of June 1, 1999,
                    between Peoples Heritage Financial Group, Inc. (as
                    grantee) and the Company (as issuer), previously filed
                    with the Commission by Peoples Heritage Financial Group,
                    Inc. on June 9, 1999 as Exhibit 10.1to its Current
                    Report on Form 8-K/A, and incorporated herein by
                    reference.

      (10)(ix)      Stock Option Agreement dated as of June 1,1999, between
                    Peoples Heritage Financial Group, Inc. (as issuer) and the Company (as grantee), previously filed with the Commission by Peoples Heritage Financial Group, Inc. on
                    June 9, 1999 as Exhibit 10.2 to its Current Report on
                    Form 8-K/A, and incorporated herein by reference.

      (10)(xx) Form of letter agreement between affiliates of the Company and Peoples Heritage Financial Group, Inc., previously filed with the Commission by Peoples Heritage
                    Financial Group, Inc. on June 9, 1999 as Exhibit 10.3 to its Current Report on Form 8-K/A, and incorporated herein by reference.

      (11)          Statement re Computation of Per Share Earnings.

                    Earnings per share computations are based on the weighted average number of shares outstanding after giving retroactive effect to stock dividends. The effect of the outstanding stock option awards, which are fully described in the note 18 to the 1999 Banknorth Group, Inc. consolidated financial statements included elsewhere in this Report, is reflected in diluted earnings per share. See footnote 16 to the consolidated financial statements for details on earnings per share computations for 1999, 1998 and 1997.

      (21) Subsidiaries of Banknorth Group, Inc. (name and jurisdiction of incorporation):

                    Evergreen Bank, N.A.
                    -United States
                    and its wholly owned subsidiary, Evergreen Realty
                    Funding Corp.
                    -New York

                    The Howard Bank, N.A.
                    -United States

                    First Vermont Bank and Trust Company and its wholly owned subsidiary, Banknorth Mortgage Company
                    -Vermont

                    Franklin Lamoille Bank
                    -Vermont

                    Granite Savings Bank and Trust Company
                    -Vermont

                    North American Bank Corporation
                    -New Hampshire
                    and its wholly owned subsidiary, Farmington National
                    Bank
                    -United States

                    The Stratevest Group, N.A.
                    -United States

                    First Massachusetts Bank, N.A.
                    -United States
                    and its wholly owned subsidiaries, First Massachusetts
                    Security Corporation, and North-group Investment and
                    Insurance Services, Inc.
                    -Massachusetts

                    Banknorth Capital Trust I
                    -Delaware

                    North Group Realty
                    -Vermont

      (23)          Independent Auditors' Report

                    Consent of Independent Public Accountants

<F*>  denotes management contract or compensatory plan
<F1>  The form of Change-in-Control Agreement for Mssrs. Thomas J. Pruitt,
      Richard J. Fitzpatrick and Owen H. Becker is substantially the same.

(b) Reports on Form 8-K
      8-K Report filed with the Commission on December 23, 1999, reporting on the execution of the First Amendment, dated as of December 22, 1999, to Agreement and Plan of Merger, dated as of June 1, 1999, with Peoples Heritage Financial Group, Inc., which amendment, among other things, extended the deadline for completion of the Company's merger with and into Peoples Heritage from April 1, 2000 to May 31, 2000.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banknorth Group, Inc.
By:    /s/ William H. Chadwick         By:      /s/ Thomas J. Pruitt
    -----------------------------          ------------------------------
         William H. Chadwick                      Thomas J. Pruitt
 President and Chief Executive Officer      Executive Vice President and
                                               Chief Financial Officer

Date:  March 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                                      Title                               Date
          ----                                      -----                               ----

/s/ Angelo P. Pizzagalli       Director, Chairman of the Board                     March 28, 2000
--------------------------
    Angelo P. Pizzagalli

/s/ William H. Chadwick        Director, President and Chief Executive Officer     March 28, 2000
--------------------------     (Principal Executive Officer)
    William H. Chadwick

/s/ Thomas J. Pruitt           Executive Vice President and Chief Financial        March 28, 2000
--------------------------     Officer (Principal Financial Officer)
    Thomas J. Pruitt

/s/ James D. Adams             Treasurer and Principal Accounting Officer          March 28, 2000
--------------------------
    James D. Adams

/s/ Thomas J. Amidon           Director                                            March 28, 2000
--------------------------
    Thomas J. Amidon

/s/ Jacqueline D. Arthur       Director                                            March 28, 2000
--------------------------
    Jacqueline D. Arthur

/s/ Robert A. Carrara          Director                                            March 28, 2000
--------------------------
    Robert A. Carrara

                               Director                                            March 28, 2000
--------------------------
    Susan C. Crampton

/s/ George W. Dougan           Director                                            March 28, 2000
--------------------------
    George W. Dougan

/s/ Robert F. Flacke           Director                                            March 28, 2000
--------------------------
    Robert F. Flacke

/s/ Luther F. Hackett          Director                                            March 28, 2000
--------------------------
    Luther F. Hackett

                               Director                                            March 28, 2000
--------------------------
    Kathleen Hoisington

                               Director                                            March 28, 2000
--------------------------
    Anthony J. Mashuta

/s/ John B. Packard            Director                                            March 28, 2000
--------------------------
    John B. Packard

                               Director                                            March 28, 2000
--------------------------
    Patrick E. Welch


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

Earning assets
Interest-bearing deposits with banks, securities available for sale, investment securities, loans and leases (net of unearned income), federal funds sold and securities purchased under agreements to resell.

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

Net loans and leases charged off
Reductions to the allowance for loan and lease losses for loans and leases written off, net of the recovery of loans and leases previously written off.

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

Other operating expenses
All expenses other than interest expense and the provision for loan and lease losses.

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

Return on average shareholders' equity
Net income as a percentage of average shareholders' equity. A key ratio which provides a measure of how efficiently equity has been employed.

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